Form 10-Q
period 1996-05-18
PUEBLO XTRA INTERNATIONAL INC
filed 1996-07-01
CIK 906307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended May 18, 1996


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from __________ to ___________


                        Commission file number: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                                65-0415593
- - ----------------------------------------     -----------------------------------
 (State or other jurisdiction of            (I.R.S. employer identification no.)
  incorporation or organization)

           1300 N.W. 22nd Street
           Pompano Beach, Florida                           33069
- - ---------------------------------------     ------------------------------------
 (Address of principal executive offices)                 (Zip code)


       Registrant's telephone number, including area code: (954) 977-2500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of June 24, 1996 -- 200.

                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS
                                                                      PAGE(S)
                                                                      -------
Consolidated Balance Sheets (Unaudited) -
              May 18, 1996 and January 27, 1996...........................3-4

Consolidated Statements of Operations (Unaudited) -
              Sixteen weeks ended May 18, 1996 and May 20, 1995.............5

Consolidated Statements of Cash Flows (Unaudited) -
              Sixteen weeks ended May 18, 1996 and May 20, 1995.............6

Notes to Consolidated Financial Statements (Unaudited) .....................7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................8-11



                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................12

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                   MAY 18,              JANUARY 27,
                                                                    1996                  1996
                                                              ----------------       ---------------
ASSETS
- - ------
CURRENT ASSETS
Cash and cash equivalents                                     $             36       $         6,998
Marketable securities (market value of $1,040 at May 18,
1996 and $888 at January 27, 1996)                                       1,040                   888
Accounts receivable                                                      7,384                10,071
Inventories                                                             65,340                67,237
Assets held for sale                                                    14,500                26,000
Prepaid expenses                                                        18,380                10,670
Deferred income taxes                                                   11,477                 9,215
                                                              ----------------       ---------------
TOTAL CURRENT ASSETS                                                   118,157               131,079
                                                              ----------------       ---------------

PROPERTY AND EQUIPMENT
Land and improvements                                                   18,116                18,116
Buildings and improvements                                              61,039                60,766
Furniture, fixtures and equipment                                       96,176                95,591
Leasehold improvements                                                  32,165                31,617
Construction in progress                                                 4,278                 4,139
                                                              ----------------       ---------------
                                                                       211,774               210,229
Less accumulated depreciation and amortization                          62,651                55,505
                                                              ----------------       ---------------
                                                                       149,123               154,724
Property under capital leases, net                                      11,176                11,559
                                                              ----------------       ---------------
TOTAL PROPERTY AND EQUIPMENT, NET                                      160,299               166,283

GOODWILL, net of accumulated amortization of $14,629 at
May 18, 1996 and $13,018 at January 27, 1996                           187,089               188,700
DEFERRED INCOME TAXES                                                    7,768                10,272
TRADENAMES                                                              32,169                32,436
DEFERRED CHARGES AND OTHER ASSETS                                       43,421                44,613
                                                              ----------------       ---------------
TOTAL ASSETS                                                  $        548,903       $       573,383
                                                              ================       ===============

   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                  MAY 18,              JANUARY 27,
                                                                    1996                  1996
                                                              ----------------       ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable                                              $         50,329       $        65,112
Accrued expenses                                                        40,168                52,610
Salaries, wages and benefits payable                                    12,112                14,315
Short-term borrowing                                                    13,700                     -
Current installments of long-term debt                                  24,877                29,214
Current obligations under capital leases                                   905                   859
Income taxes payable                                                       121                    94
                                                              ----------------       ---------------
TOTAL CURRENT LIABILITIES                                              142,212               162,204

LONG-TERM DEBT, net of current portion                                  86,789                89,477
NOTES PAYABLE                                                          180,000               180,000
CAPITAL LEASE OBLIGATIONS, net of current portion                        8,645                 8,947
RESERVE FOR SELF-INSURANCE CLAIMS                                       11,549                12,862
DEFERRED INCOME TAXES                                                   34,040                35,335
OTHER LIABILITIES AND DEFERRED CREDITS                                  38,789                39,659
                                                              ----------------       ---------------
TOTAL LIABILITIES                                                      502,024               528,484
                                                              ----------------       ---------------
COMMITMENTS AND CONTINGENCIES                                                -                     -

STOCKHOLDER'S EQUITY
Common stock, $.10 par value; 200 shares authorized and
issued                                                                       -                     -
Additional paid-in capital                                              91,500                86,500
Accumulated deficit                                                    (44,621)              (41,601)
                                                              ----------------       ---------------
TOTAL STOCKHOLDER'S EQUITY                                              46,879                44,899
                                                              ----------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $        548,903       $       573,383
                                                              ================       ===============


   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                          16 WEEKS              16 WEEKS
                                                           ENDED                  ENDED
                                                          MAY 18,                MAY 20,
                                                            1996                  1995
                                                      ----------------       ---------------
Net sales                                             $        310,368       $      352,033
Cost of goods sold                                             230,301              258,893
                                                      ----------------       ---------------
GROSS PROFIT                                                    80,067               93,140
                                                      ----------------       ---------------

OPERATING EXPENSES
Selling, general and administrative expenses                    62,291               72,451
Depreciation and amortization                                   12,003               13,323
                                                      ----------------       ---------------
OPERATING PROFIT                                                 5,773                7,366
Sundry, net                                                        (43)                  (7)
                                                      ----------------       ---------------
INCOME BEFORE INTEREST AND INCOME TAXES                          5,730                7,359

Interest expense on debt                                        (9,096)              (9,643)
Interest expense on capital lease obligations                     (356)                (744)
Interest and investment income, net                                 51                  445
                                                      ----------------       ---------------
LOSS BEFORE INCOME TAXES                                        (3,671)              (2,583)

Income tax benefit                                                 651                  645
                                                      ----------------       ---------------
NET LOSS                                              $         (3,020)      $       (1,938)
                                                      ================       ===============


   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      16 Weeks              16 Weeks
                                                                                       Ended                  Ended
                                                                                      May 18,                May 20,
                                                                                        1996                  1995
                                                                                  ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $         (3,020)       $      (1,938)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of disposal of Florida retail operations:

Depreciation and amortization of property and equipment                                      7,633                9,088
Amortization of intangible and other assets                                                  4,370                4,235
Deferred income taxes                                                                       (1,053)              (1,063)
Loss on disposal of property and equipment, net                                                 90                  110
Decrease in deferred charges, goodwill and other assets                                        493                  878
Decrease in reserve for self-insurance claims                                                 (322)                (132)
Increase (decrease) in other liabilities and deferred credits                                 (613)                 288
Changes in operating assets and liabilities:
Decrease in accounts receivable                                                              1,537                  663
Decrease in inventories                                                                      1,231                2,472
Increase in prepaid expenses                                                                (7,930)              (8,396)
Decrease in accounts payable and accrued expenses                                          (16,101)              (8,142)
Increase in income taxes payable                                                               246                    -
                                                                                  ----------------        -------------
                                                                                           (13,439)              (1,937)
Decrease attributable to disposal of Florida retail operations                             (14,647)                   -
                                                                                  ----------------        -------------
Net cash used in operating activities                                                      (28,086)              (1,937)
                                                                                  ----------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (1,796)              (3,070)
Proceeds from disposal of property and equipment                                                 1                  153
Proceeds from disposal of Florida retail operations                                         11,500                    -
                                                                                  ----------------        -------------
Net cash provided by (used in) investing activities                                          9,705               (2,917)
                                                                                  ----------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                        (7,025)              (3,018)
Principal payments on capital lease obligations                                               (256)                (400)
Proceeds from short-term borrowing, net                                                     13,700                    -
Proceeds from capital contribution                                                           5,000                    -
                                                                                  ----------------        -------------
Net cash provided by (used in) financing activities                                         11,419               (3,418)
                                                                                  ----------------        -------------
Net decrease in cash and cash equivalents                                                   (6,962)              (8,272)

Cash and cash equivalents at beginning of period                                             6,998               15,680
                                                                                  ----------------        -------------
Cash and cash equivalents at end of period                                        $             36        $       7,408
                                                                                  ================        =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized)                                             $         11,138        $      12,951
Income taxes (net of refunds)                                                                  144                  497


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for each of the 16 weeks ended May 18, 1996 and May 20, 1995, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature, or as a result of the strategic measures implemented by the Company described in Note (2)--Unusual Charges or the business combination described in Note (3)--Acquisitions of the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 27, 1996 filed with the Securities and Exchange Commission (hereinafter referred to as the "Form 10-K"). The unaudited financial information should be read in conjunction with the Company's Form 10-K. The consolidated balance sheet at January 27, 1996 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the 16-week periods ended May 18, 1996 and May 20, 1995 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

NOTE 2 -- INVENTORY

         The results of the Company's operations reflect the application of the last-in, first-out ("LIFO") method of valuing certain inventories of grocery, non-food and dairy products. Since an actual valuation of inventories under the LIFO method is only made at the end of a fiscal year based on inventory levels and costs at that time, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs and are subject to year-end adjustments.

NOTE 3 -- DEBT

         During April 1996, the Company amended the credit facility consisting of $115.0 million in term loans and a maximum of $60.0 million in revolving loans (the "Credit Facility") with a syndicate of banks led by The Chase Manhattan Bank (National Association) and Scotiabank de Puerto Rico. In accordance with the terms of the amendment, the sole shareholder of the Company, PXC&M Holdings, Inc. ("Holdings"), contributed $5.0 million in additional capital to the Company on April 18, 1996 which was immediately used to reduce the Company's term loans under the Credit Facility. In addition, in connection with the amendment of the Credit Facility, Holdings has agreed to provide $10.0 million in additional funds to the Company by October 18, 1996 in return for interest-bearing redeemable subordinated notes bearing interest at a rate not to exceed that of the Credit Facility, plus 1%. Final maturity of such subordinated notes will be after the expiration of the Credit Facility and may be redeemed earlier subject to the Company meeting various performance and financial criteria. Pursuant to the amendment, the Company may maintain the level of its $60.0 million revolving facility during the remaining term of the credit agreement, under certain circumstances. The amendment also provides certain revised financial covenant requirements and a modification in the Company's scheduled principal payments of the Credit Facility during the next two fiscal years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BASIS OF PRESENTATION

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.


                                      SIXTEEN WEEKS             SIXTEEN WEEKS
                                          ENDED                     ENDED
                                      MAY 18, 1996               MAY 20, 1995
                                   -------------------       -------------------
SELECTED OPERATING RESULTS
(AS A PERCENTAGE OF SALES)
Gross profit                               25.8%                      26.5%
Selling, general and
administrative expenses                    20.1                       20.6
EBITDA (1)                                  5.7                        5.9
Depreciation and amortization               3.9                        3.8
Operating profit                            1.9                        2.1
Loss before income taxes                  (1.2)                      (0.7)
Net loss                                  (1.0)                      (0.6)
- - -----------

(1) Represents income before interest, income taxes and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

RESULTS OF OPERATIONS

         The Company operated 52 supermarkets and 22 BLOCKBUSTER video stores throughout Puerto Rico and the U.S. Virgin Islands as of May 18, 1996 as compared to 56 supermarkets and 22 BLOCKBUSTER video stores in Puerto Rico, Florida and the U.S. Virgin Islands at May 20, 1995. Since the end of the comparable quarter of the prior year, the Company has closed all eight XTRA stores in Florida as part of its restructuring measures, which included closing the Florida operating division, and has also opened three new XTRA stores in Puerto Rico and one new PUEBLO store in the U.S. Virgin Islands. There were no new store openings during the 16 weeks ended May 18, 1996.

         Pursuant to the strategic restructuring measures implemented by management during the fourth quarter of fiscal 1996 and discussed in detail in the Company's Form 10-K in Part II, Item 7 thereto, and in Note (2)-- Unusual Charges of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 thereto, the Company has completed the closing of all of its stores in Florida; the last XTRA store was closed on April 30, 1996. Management continues to believe that its decision to exit the underperforming Florida retail market will contribute toward improvements in future consolidated operating results.

         Net sales for the 16-week period ended May 18, 1996 decreased by $41.7 million, or 11.8%, in comparison to the same period last year. A major factor for this reduction was the closing of the Florida retail operations. Same store sales for the 16-week period decreased by 1.5%. The reduction in comparable store sales was attributable to the supermarket operations in Puerto Rico. The U.S. Virgin Islands supermarket operations and the Blockbuster video store operations produced favorable sales results. The effects of competition on the island continue to impact sales in Puerto Rico. The improvement in sales performance in the U.S. Virgin Islands began in the fourth quarter of fiscal 1996 and is expected by management to continue in the future.

         As part of certain strategic measures implemented by the Company in Puerto Rico, the Company launched a major advertising campaign during this quarter designed to reemphasize the differences between the store formats offered to customers. Stores operating under the XTRA format, which are typically larger and stress everyday low prices, usually appeal to the more price-conscious families. Stores operating under the PUEBLO format are conventional supermarkets with an emphasis on high quality products, service and selection and tend to attract a different consumer group than would an XTRA store.

         Gross profit margin, as a percentage of sales, was 25.8% and 26.5% for the 16 weeks ended May 18, 1996 and May 20, 1995, respectively. The decrease in gross margin for the 16-week period compared to the prior year was primarily a result of an increase in retail shrink as well as unfavorable margin in the meat department.

         The favorable reduction in selling, general and administrative expenses was experienced in both direct store selling expenses as well as general and administrative expenses. The decrease in selling expenses principally occurred as a result of improved labor costs partially offset by higher advertising and promotion expenses. General and administrative expenses decreased on a constant dollar basis and as a percentage of sales primarily due to reduced labor costs.

         The $1.3 million decrease in depreciation and amortization was primarily due to the closing of the Florida retail operations effective December 30, 1995 (the "Florida Closing") which included the reclassification of its related depreciable assets to a non-depreciable category, assets held for sale.

         Interest expense, net of interest and investment income, decreased by $0.5 million principally due to lower interest expense on capital lease obligations largely caused by the Florida Closing.

         The income tax benefit for the 16 weeks ended May 18, 1996 was relatively comparable to that of the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a sufficient cash flow which, along with the available credit facility, provides adequate liquidity to the Company.

         Net cash used in operating activities increased from $1.9 million for the prior year comparable quarter to $28.1 million for the 16-week period ended May 18, 1996. The increase of $26.2 million was due to cash outlays associated with the closing of the Florida retail operations combined with changes in working capital as a result of timing of receipts and disbursements.

         The working capital deficit decreased $7.0 million for the 16-week period ended May 18, 1996 from a deficit of $31.1 million at January 27, 1996 to a deficit of $24.1 million at May 18, 1996. Primary factors contributing to this decrease in the working capital deficit were the payment of certain obligations relating to the closing of retail operations in Florida financed, in part, by the sale of certain assets in the Florida operating division as well as the timing of certain receipts and disbursements.

         Net cash provided by (used in) investing activities was $9.7 million and $(2.9) million for the 16 weeks ended May 18, 1996 and May 20, 1995, respectively. The majority of this $12.6 million increase pertains to proceeds received during the current quarter for the sale of two XTRA stores in Florida. The monies expended for the capital program were related to remodeling of certain existing locations.

         Of the $60.0 million revolving facility, $22.7 million was outstanding ($14.0 million of which were Section 936 funds) and $24.8 million was utilized in the form of standby letters of credit, with $12.5 million available to the Company at May 18, 1996. The Company classified as noncurrent $9.0 million under the revolving credit facility as a result of its intent to maintain this obligation on a long-term basis. The Credit Facility matures on July 31, 2000. The term loans of the Credit Facility are reduced over the term of the facility on a graduated basis in accordance with the credit agreement. Included in the $101.7 million outstanding under the Credit Facility, consisting of $79.0 million in term loans and $22.7 million in revolving loans, as of May 18, 1996 are scheduled principal payments aggregating $18.7 million due under the term loans of the Credit Facility in the succeeding 12-month period. To the extent that cash flows from operations are less than the cash requirements of the Company in the near term, it may be necessary to borrow additional amounts under the revolving credit facility.

         Net cash provided by (used in) financing activities was $11.4 million and $(3.4) million for the 16 weeks ended May 18, 1996 and May 20, 1995, respectively. During the current quarter, the Company amended its credit agreement with its bank syndicate (the "Amendment"). In accordance with the terms of the Amendment, additional capital of $5.0 million was contributed by Holdings, the sole shareholder of the Company, on April 18, 1996 with the proceeds thereof used to reduce the Company's term loans under the Credit Facility. In addition, the Company had net borrowings under the revolving facility of the Credit Facility of $13.7 million principally resulting from timing of receipts and disbursements, in part due to the closing of the Florida retail operations.

         In connection with the Amendment, which was executed in April 1996, Holdings has agreed to lend the Company $10.0 million in return for the issuance of interest-bearing redeemable subordinated notes (the "Subordinated Notes") by October 18, 1996 with the proceeds therefrom to be used to reduce the Company's term loans under the Credit Facility. The Subordinated Notes will bear interest at a rate not in excess of 1.0% above that of the Credit Facility and will mature after the expiration of the Credit Facility although the Subordinated Notes may be redeemed earlier subject to the Company meeting various performance and financial criteria. Pursuant to the Amendment, the Company may maintain the level of its $60.0 million revolving facility during the remaining term of the credit agreement, under certain circumstances. In addition, the Amendment provides certain revised financial covenant requirements and adjustments to the Company's scheduled principal payments of the Credit Facility during the next two fiscal years.

         The Company expects to continue to realize significant losses in the future, much of which pertains to depreciation and amortization and interest expense related to the July 1993 transaction described in Note (3)--Acquisitions to the Company's Form 10-K; therefore, it anticipates that it will continue to have an accumulated earnings deficit that will increase in the foreseeable future. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment. However, management believes that competition and the accumulated earnings deficit will not significantly affect its ability to fund its liquidity and capital needs.

         The Company believes that it will be able to meet its current and long-term liquidity and capital requirements through the cash flows generated by its normal business operations and its available revolving credit facility.

FORWARD LOOKING STATEMENTS

         The foregoing statements regarding the Company's anticipation of improvements in sales performance in the U.S. Virgin Islands, the expected contribution toward improvements in future consolidated operating results arising from the Company's exit from the Florida retail market, the Company's belief that its current and long-term capital needs will be adequately provided through the cash flows generated by its normal business operations and its available revolving credit facility, the Company's expectation that it will continue to have an accumulated earnings deficit and the Company's belief that competition and the accumulated earnings deficit will not significantly affect its ability to fund its liquidity and capital needs are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of these matters is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including but not limited to competitive conditions in the markets in which the Company operates, buying patterns of consumers and the prospective outcome of litigation as discussed in
Item 3, Legal Proceedings, in the Company's Form 10-K.

                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)          Exhibits

                           None.

              (b)          Reports on Form 8-K

                           None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PUEBLO XTRA INTERNATIONAL, INC.



Dated:  June 24, 1996                           /s/ JEFFREY P. FREIMARK
                                                --------------------------
                                                Jeffrey P. Freimark
                                                Executive Vice President
                                                and Chief Financial Officer



                                                /s/ MARC P. APPLEBAUM
                                                --------------------------
                                                Marc P. Applebaum
                                                Senior Vice President,
                                                Finance and Control