Form 10-Q
period 1996-08-10
PUEBLO XTRA INTERNATIONAL INC
filed 1996-09-23
CIK 906307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 10, 1996


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                               65-0415593
- ----------------------------------------  ------------------------------------
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

         1300 N.W. 22ND STREET
         POMPANO BEACH, FLORIDA                          33069
- ----------------------------------------  ------------------------------------
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

         NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 19, 1996 -- 200.

                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS                                       PAGE(S)
                                                                         -------
Consolidated Balance Sheets (Unaudited) -
              August 10, 1996 and January 27, 1996...........................3-4

Consolidated  Statements of Operations (Unaudited)
              Twelve and 28 weeks ended August 10, 1996
              and August 12, 1995..............................................5

Consolidated Statements of Cash Flows (Unaudited) -
              Twenty-eight weeks ended August 10, 1996
              and August 12, 1995..............................................6

Notes to Consolidated Financial Statements (Unaudited) ......................7-8


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................9-12



                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................13

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                                          August 10, January 27,
                                                             1996         1996
                                                          ---------- -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $  1,351     $  6,998
  Marketable securities (market value
    of $1,077 at August 10, 1996 and
    $888 at January 27, 1996)                                 1,077          888
  Accounts receivable                                         6,907       10,071
  Inventories                                                59,135       67,237
  Assets held for sale                                       14,337       26,000
  Prepaid expenses                                           15,664       10,670
  Deferred income taxes                                       8,264        9,215
                                                           --------     --------

  TOTAL CURRENT ASSETS                                      106,735      131,079
                                                           --------     --------

PROPERTY AND EQUIPMENT
  Land and improvements                                      18,116       18,116
  Buildings and improvements                                 61,039       60,766
  Furniture, fixtures and equipment                          96,403       95,591
  Leasehold improvements                                     32,173       31,617
  Construction in progress                                    5,111        4,139
                                                           --------     --------

                                                            212,842      210,229
  Less accumulated depreciation
    and amortization                                         67,783       55,505
                                                           --------     --------

                                                            145,059      154,724
  Property under capital leases, net                         10,890       11,559
                                                           --------     --------

  TOTAL PROPERTY AND EQUIPMENT, NET                         155,949      166,283

GOODWILL, net of accumulated amortization of
  $15,728 at August 10, 1996 and $13,018 at
  January 27, 1996                                          185,991      188,700
DEFERRED INCOME TAXES                                        11,159       10,272
TRADENAMES                                                   31,970       32,436
DEFERRED CHARGES AND OTHER ASSETS                            42,311       44,613
                                                           --------     --------
  TOTAL ASSETS                                             $534,115     $573,383
                                                           ========     ========




   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                      August 10,     January 27,
                                                         1996           1996
                                                      ----------     -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $  56,236      $  65,112
  Accrued expenses                                        34,221         52,610
  Salaries, wages and benefits payable                    12,107         14,315
  Short-term borrowing                                    10,600           --
  Current installments of long-term debt                  19,375         29,214
  Current obligations under capital leases                   933            859
  Income taxes payable                                       110             94
                                                       ---------      ---------

  TOTAL CURRENT LIABILITIES                              133,582        162,204

LONG-TERM DEBT, net of current portion                    84,102         89,477
NOTES PAYABLE                                            180,000        180,000
CAPITAL LEASE OBLIGATIONS,
  net of current portion                                   8,407          8,947
RESERVE FOR SELF-INSURANCE CLAIMS                         11,028         12,862
DEFERRED INCOME TAXES                                     34,008         35,335
OTHER LIABILITIES AND DEFERRED CREDITS                    37,193         39,659
                                                       ---------      ---------

  TOTAL LIABILITIES                                      488,320        528,484
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES                               --             --

STOCKHOLDER'S EQUITY
  Common stock, $.10 par value;
    200 shares authorized
    and issued                                              --             --
  Additional paid-in capital                              91,500         86,500
  Accumulated deficit                                    (45,705)       (41,601)
                                                       ---------      ---------
  TOTAL STOCKHOLDER'S EQUITY                              45,795         44,899
                                                       ---------      ---------

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                $ 534,115      $ 573,383
                                                       =========      =========



   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                         12 weeks           12 weeks            28 weeks            28 weeks
                                          ended               ended               ended               ended
                                        August 10,          August 12,          August 10,          August 12,
                                          1996                 1995               1996                1995
                                        ---------           ---------           ---------           ---------
Net sales                               $ 226,008           $ 267,240           $ 536,376           $ 619,272
Cost of goods sold                        165,705             197,344             396,006             456,235
                                        ---------           ---------           ---------           ---------

 GROSS PROFIT                              60,303              69,896             140,370             163,037
                                        ---------           ---------           ---------           ---------

OPERATING EXPENSES
Selling, general and administrative
 expenses                                  45,338              54,405             107,628             126,855
Depreciation and amortization               9,045               9,857              21,048              23,181
                                        ---------           ---------           ---------           ---------

 OPERATING PROFIT                           5,920               5,634              11,694              13,001

Sundry, net                                   (13)                (13)                (56)                (21)
                                        ---------           ---------           ---------           ---------


 INCOME BEFORE INTEREST AND
  INCOME TAXES                              5,907               5,621              11,638              12,980

Interest expense on debt                   (6,920)             (7,167)            (16,016)            (16,811)
Interest expense on capital lease
 obligations                                 (258)               (526)               (614)             (1,271)
Interest and investment income, net            41                 235                  91                 682
                                        ---------           ---------           ---------           ---------


 LOSS BEFORE INCOME TAXES                  (1,230)             (1,837)             (4,901)             (4,420)

Income tax benefit                            146                 501                 797               1,146
                                        ---------           ---------           ---------           ---------


 NET LOSS                               $  (1,084)          $  (1,336)          $  (4,104)          $  (3,274)
                                        =========           =========           =========           =========


   The accompanying notes are an integral part of these financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)
                                                                    28 weeks ended  28 weeks ended
                                                                       August 10,    August 12,
                                                                          1996          1995
                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $ (4,104)     $ (3,274)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities, net of effects of disposal of
  Florida retail operations:

  Depreciation and amortization of property and equipment                 13,731        15,883
  Amortization of intangible and other assets                              7,317         7,298
  Deferred income taxes                                                   (1,263)       (2,255)
  Loss on disposal of property and equipment, net                            204           304
  Decrease  in deferred charges, goodwill, and other assets                  640         1,357
  Decrease in reserve for self-insurance claims                             (263)         (702)
  Decrease in other liabilities and deferred credits                        (842)         (892)
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                              2,014        (2,738)
   Decrease (increase) in inventories                                      4,962        (1,434)
   Increase in prepaid expenses                                           (5,122)       (3,928)
   Decrease in accounts payable and accrued expenses                     (17,035)       (7,503)
   Increase in income taxes payable                                          143           107
                                                                        --------      --------
                                                                             382         2,223
 Decrease attributable to disposal of Florida retail operations          (14,450)           --
                                                                        --------      --------
  Net cash provided by (used in) operating activities                    (14,068)        2,223
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                      (3,162)      (10,243)
 Proceeds from disposal of property and equipment                             --           460
 Proceeds from disposal of Florida retail operations                      11,663            --
                                                                        --------      --------
  Net cash provided by (used in) investing activities                      8,501        (9,783)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                                    (15,214)       (4,662)
 Principal payments on capital lease obligations                            (466)         (706)
 Proceeds from short-term borrowing, net                                  10,600            --
 Proceeds from capital contribution                                        5,000            --
                                                                        --------      --------
  Net cash used in financing activities                                      (80)       (5,368)
                                                                        --------      --------
Net decrease in cash and cash equivalents                                 (5,647)      (12,928)

Cash and cash equivalents at beginning of period                           6,998        15,680
                                                                        --------      --------
Cash and cash equivalents at end of period                              $  1,351      $  2,752
                                                                        ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                               $ 22,018      $ 23,424
 Income taxes (net of refunds)                                               309           425

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for each of the 12 and 28 weeks ended August 10, 1996 and August 12, 1995, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature, or as a result of the strategic measures implemented by the Company described in Note (2)--Unusual Charges or the business combination described in Note (3)--Acquisitions of the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 27, 1996 filed with the Securities and Exchange Commission (hereinafter referred to as the "Form 10-K"). The unaudited financial information should be read in conjunction with the Company's Form 10-K. The consolidated balance sheet at January 27, 1996 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the 12- and 28-week periods ended August 10, 1996 and August 12, 1995 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         During April 1996, the Company amended the credit facility consisting of $115.0 million in term loans and a maximum of $60.0 million in revolving loans (the "Credit Facility") with a syndicate of banks led by The Chase Manhattan Bank (National Association) and Scotiabank de Puerto Rico. In accordance with the terms of the amendment, the sole shareholder of the Company, PXC&M Holdings, Inc. ("Holdings"), contributed $5.0 million in additional capital to the Company on April 18, 1996 which was immediately used to reduce the Company's term loans under the Credit Facility. In addition, in connection with the amendment of the Credit Facility, Holdings has agreed to provide $10.0 million in additional funds to the Company by October 18, 1996 in return for interest-bearing redeemable subordinated notes bearing interest at a rate not to exceed that of the Credit Facility, plus 1%. Final maturity of such subordinated notes will be after the expiration of the Credit Facility and may be redeemed earlier subject to the Company meeting various performance and financial criteria. Pursuant to the amendment, the Company may maintain the level of its $60.0 million revolving facility during the remaining term of the credit agreement, under certain circumstances. The amendment also provides certain revised financial covenant requirements and a modification in the Company's scheduled principal payments under the Credit Facility during the next two fiscal years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES, CONTINUED
                                   (UNAUDITED)

NOTE 4 -- SUBSEQUENT EVENT

         On September 9, 1996, Puerto Rico was directly impacted by Hurricane Hortense. The Company's physical structures in Puerto Rico were not significantly damaged. Management anticipates that any damage and expenses resulting from the storm (primarily inventory-related) will not materially affect the financial condition of the Company and should be adequately covered by its existing insurance policies. Although utilities on the island were inoperable for several days, the Company was able to reopen all stores within 24 hours after being hit by the storm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BASIS OF PRESENTATION

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

                                             12 Weeks Ended                              28 Weeks Ended
                                 --------------------------------------      ---------------------------------------
                                    August 10,            August 12,            August 10,             August 12,
                                       1996                  1995                  1996                   1995
                                 ----------------      ----------------      ----------------       ----------------
SELECTED OPERATING RESULTS
(AS A PERCENTAGE OF SALES)

Gross profit                           26.7%                 26.2%                 26.2%                  26.3%

Selling, general and
   administrative expenses             20.1                  20.4                  20.1                   20.5

EBITDA (1)                              6.6                   5.8                   6.1                    5.8

Depreciation and amortization           4.0                   3.7                   3.9                    3.7

Operating profit                        2.6                   2.1                   2.2                    2.1

Loss before income taxes                (.5)                  (.7)                  (.9)                   (.7)

Net loss                                (.5)                  (.5)                  (.8)                   (.5)

- -----------
(1) Represents income before interest, income taxes and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

RESULTS OF OPERATIONS

         As of August 10, 1996, the Company operated a total of 51 supermarkets and 22 BLOCKBUSTER video stores throughout Puerto Rico and the U.S. Virgin Islands. As of the same period last year, the Company operated a total of 57 supermarkets and 22 BLOCKBUSTER video stores throughout Puerto Rico, the U.S. Virgin Islands and south Florida. The change in store count since August 12, 1995 consists of the closing of all eight XTRA stores in Florida as part of the Company's strategic restructuring measures, which included closing the Florida operating division, the closing of one XTRA store in Puerto Rico, and the opening of two new XTRA stores in Puerto Rico and one new PUEBLO store in the U.S. Virgin Islands. During the most recent quarter, the Company closed one XTRA store and converted four PUEBLO supermarkets to XTRA stores, all in Puerto Rico. As a result of the closing and conversions, store composition at August 10, 1996 is comprised of 22 PUEBLo stores, under the conventional supermarket format, six of which are located in the U.S. Virgin Islands, and 29 stores under the XTRA format.

         Sales for the 12- and 28-week periods ended August 10, 1996 were $41.2 million, or 15.4%, and $82.9 million, or 13.4%, respectively, below that of the same period last year. The primary factor in the overall sales reductions relative to the comparable periods of last year is the closing of the Florida retail operations which had sales of $41.4 and $96.3 million for the 12- and 28-week periods ended August 12, 1995, respectively. The effective closing date of the Florida operating division was December 30, 1995. On a comparable store basis, sales declined by 5.0% and 3.1%, respectively, for the 12 and 28 weeks ended August 10, 1996. The same store sales decrease was primarily due to the effect of competition on supermarket operations in Puerto Rico. Sales performance in the U.S. Virgin Islands remains consistent with management's previous expectations of continued improvement, as evidenced by same store sales increases of 8.1% and 8.9%, respectively, for the 12 and 28 weeks ended August 10, 1996. Favorable results in the U.S. Virgin Islands are expected to continue as the Company maintains its position as the market leader on the islands. The Blockbuster video operations remain strong with same store sales increases of 11.8% and 13.8%, respectively, for the 12 and 28 weeks ended August 10, 1996.

         Strategic measures implemented by the Company in Puerto Rico to deal with the competitive environment on the island include launching a major advertising campaign during the first quarter of fiscal 1997 which reemphasized the two different store formats offered to customers. Since stores under the XTRA format appeal to the more price-conscious consumer, the Company is undergoing conversions of certain conventional PUEBLO supermarkets to XTRA stores to effectively address price competition and demographic considerations. In addition to the four PUEBLO stores converted to XTRA units this fiscal quarter, the Company plans to continually evaluate the store formats relative to the consumer markets they serve and make future conversions, as it deems appropriate. The Company is also in the process of converting several in-supermarket video departments to Blockbuster video operations. In management's opinion, this, along with other contemplated interior changes (including in-store banking), will enhance the customer's shopping experience and benefit the supermarket operations.

         On September 9, 1996, Puerto Rico was directly impacted by Hurricane Hortense. The Company's physical structures in Puerto Rico were not significantly damaged. Management anticipates that any damage and expenses resulting from the storm (primarily inventory-related) will not materially affect the financial condition of the Company and should be adequately covered by its existing insurance policies. Although utilities on the island were inoperable for several days, the Company was able to reopen all stores within 24 hours after being hit by the storm.

         Gross profit margin, as a percentage of sales, for the current quarter exceeded that of the prior year by 50 basis points and was comparable on a 28-week basis. Gross margin for the quarter improved in comparison to the same period last year principally as a result of selected retail price increases and improved warehouse labor costs partially offset by increased retail shrink and lower meat margins. In addition, the prior year comparable quarter included a one-time adjustment for a change in estimate for the reversal of certain liabilities due to the passage of time resulting in a $1.0 million increase to gross margin.

         Selling, general and administrative expenses, as a percentage of sales, for the 12- and 28-week periods ended August 10, 1996 reflect a 0.3% and 0.4% decrease, respectively, on a rate-to-sales basis. The favorable reduction in direct store selling expenses occurred primarily due to improved labor costs and reduced repairs and maintenance costs partially offset by higher sales taxes, utility expenses and advertising costs. On a rate to sales basis, general and administrative expenses increased slightly in comparison to the same periods of the prior year, despite decreased administrative labor costs.

         The decrease in depreciation and amortization stemmed primarily from the closing of the Florida retail operations effective December 30, 1995 (the "Florida Closing") which included the reclassification of the Florida division depreciable assets to a non-depreciable category, assets held for sale.

         Net interest expense decreased by $0.3 million and $0.9 million, respectively, for the 12- and 28-week periods ended August 10, 1996 primarily due to a reduction in interest on capital lease obligations resulting from the Florida Closing.

         The income tax benefit for the 12 and 28 weeks ended August 10, 1996 decreased by $0.4 million and $0.3 million, respectively. The decrease was primarily attributable to the existence of a valuation allowance for Florida operations in the prior year and the change in income tax rates in Puerto Rico from 42% to 39% effective in fiscal 1997.

         The net loss for the 12 weeks ended August 10, 1996 was a $0.3 million improvement compared to the same period last year; for the 28-week period ended August 10, 1996, the net loss increased by $0.8 million in comparison to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a sufficient cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

         Net cash used in operating activities increased by $16.3 million versus the comparable 28-week period last year. Major factors contributing to this increased use of cash from operations were net cash outlays totaling $14.5 million related to the Florida Closing combined with changes in working capital as a result of timing of receipts and disbursements.

         The working capital deficit decreased by $4.3 million for the 28-week period ended August 10, 1996 primarily due to the payment of certain obligations relating to the closing of retail operations in Florida financed, in part, by the sale of certain assets in the Florida operating division as well as the timing of certain receipts and disbursements.

         Net cash provided by (used in) investing activities was $8.5 million and $(9.8) million for the 28 weeks ended August 10, 1996 and August 12, 1995, respectively. This $18.3 million increase in cash from investing activities pertains primarily to $11.7 million in proceeds received during the current 28-week period for the sale of two XTRA stores and certain store equipment in Florida as part of the Florida Closing coupled with a reduction in capital expenditures. Capital expenditures for the current period include four PUEBLO-TO-XTRA conversions in Puerto Rico and remodeling of certain existing locations. Capital expenditures for the comparable period of the prior year included the opening of one XTRA store in Puerto Rico, a deposit for a pending acquisition of two stores in the U.S. Virgin Islands and minor remodels.

         Capital expenditures for all of fiscal 1997 are not anticipated to exceed approximately $16.0 million. The capital program, which is subject to continuing change and review, includes five major remodels (four of which have occurred to date via the aforementioned conversions) and the purchase of land for an XTRA store, all in Puerto Rico, in addition to the remodeling of certain existing locations.

         Net cash used in financing activities decreased by $5.3 million for the 28 weeks ended August 10, 1996 as compared to the same period ended August 12, 1995. During April 1996, the Company executed an amendment to its credit agreement with its bank syndicate ("the Amendment") which included an additional capital contribution of $5.0 million by Holdings, the sole shareholder of the Company, with the proceeds therefrom used to immediately reduce the Company's term loans under the Credit Facility. Principal payments on long-term debt for the 28-week period also include the pay-off of the mortgages for certain properties in Florida which matured during the second quarter of fiscal 1997 or were satisfied pursuant to the sale of the underlying collateral. In addition, the Company had net borrowings under the revolving facility of the Credit Facility of $10.6 million principally resulting from timing of receipts and disbursements, in part due to the Florida Closing.

         In connection with the Amendment, Holdings has agreed to lend the Company $10.0 million in return for the issuance of interest-bearing redeemable subordinated notes (the "Subordinated Notes") by October 18, 1996 with the proceeds therefrom to be used to immediately reduce the Company's term loans under the Credit Facility. The Subordinated Notes will bear interest at a rate not to exceed 1.0% above the rate on the Credit Facility and will mature after the expiration of the Credit Facility. However, the Subordinated Notes may be redeemed earlier subject to the Company meeting various performance and financial criteria. Pursuant to the Amendment, the Company may maintain the level of its $60.0 million revolving facility during the remaining term of the credit agreement, under certain circumstances. In addition, the Amendment provides certain revised financial covenant requirements and modifications to the Company's scheduled principal payment of the Credit Facility during the next two fiscal years.

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

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The inflation rate for food prices continues to be lower than the overall increase in the U.S. Consumer Price Index. The Company's primary costs, products and labor, can be affected by inflation. Increases in inventory costs can typically be passed on to the customer. Other cost increases must be recovered through operating efficiencies and improved gross margins. Currency in Puerto Rico and the U.S. Virgin Islands is the U.S. dollar. As such, the Company has no exposure to foreign currency fluctuations.

FORWARD LOOKING STATEMENTS

         The foregoing statements regarding the Company's anticipation of continued improvements in sales performance in the U.S. Virgin Islands, the impact of Hurricane Hortense on operations and recoverability from insurance, the Company's expectations that certain contemplated interior changes, including video departments and in-store banking, will improve the supermarket operations, the Company's belief that its current and long-term capital needs will be adequately provided through the cash flows generated by its normal business operations and its available revolving credit facility, the Company's expectation that it will continue to have an accumulated earnings deficit and the Company's belief that competition and the accumulated earnings deficit will not significantly affect its ability to fund its liquidity and capital needs are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of these matters is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including but not limited to competitive conditions in the markets in which the Company operates, buying patterns of consumers and the prospective outcome of litigation as discussed in Item 3, Legal Proceedings, in the Company's Form 10-K.

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


                                     PUEBLO XTRA INTERNATIONAL, INC.



Dated:  September 19, 1996           /S/ JEFFREY P. FREIMARK
                                     ---------------------------
                                     Jeffrey P. Freimark
                                     Executive Vice President
                                     and Chief Financial Officer



                                     /S/ MARC P. APPLEBAUM
                                     ---------------------------
                                     Marc P. Applebaum
                                     Senior Vice President,
                                     Finance and Control