Form 10-Q
period 1996-11-02
PUEBLO XTRA INTERNATIONAL INC
filed 1996-12-17
CIK 906307

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 2, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM__________________ TO______________

                        COMMISSION FILE NUMBER: 33-63372

                         PUEBLO XTRA INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                        65-0415593
---------------------------------------     ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

       1300 N.W. 22ND STREET
       POMPANO BEACH, FLORIDA                               33069
---------------------------------------       ----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 977-2500

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

         NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING AS OF DECEMBER 16, 1996 -- 200.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                                                       PAGE(S)

Consolidated Balance Sheets (Unaudited) -
              November 2, 1996 and January 27, 1996........................3-4

Consolidated  Statements of Operations (Unaudited) -
              Twelve and 40 weeks ended November 2, 1996
              and November 4, 1995...........................................5

Consolidated Statements of Cash Flows (Unaudited) -
              Forty weeks ended November 2, 1996
              and November 4, 1995...........................................6

Notes to Consolidated Financial Statements (Unaudited) ....................7-8

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................9-14

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................15

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NOVEMBER 2,         JANUARY 27,
                                                                   1996                 1996
                                                                 -----------         -----------
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                                       $    447              $   6,998
  Marketable securities (market value of $1,202
    at November 2, 1996 and $888 at January 27, 1996)                1,202                    888
  Accounts receivable                                                5,911                 10,071
  Inventories                                                       71,754                 67,237
  Assets held for sale                                              14,160                 26,000
  Prepaid expenses                                                  12,767                 10,670
  Deferred income taxes                                             10,986                  9,215
                                                                  --------              ---------
  TOTAL CURRENT ASSETS                                             117,227                131,079
                                                                  --------              ---------

PROPERTY AND EQUIPMENT
  Land and improvements                                             18,357                 18,116
  Buildings and improvements                                        63,350                 60,766
  Furniture, fixtures and equipment                                 96,228                 95,591
  Leasehold improvements                                            32,280                 31,617
  Construction in progress                                           7,091                  4,139
                                                                  --------              ---------
                                                                   217,306                210,229
  Less accumulated depreciation and amortization                    73,740                 55,505
                                                                  --------              ---------
                                                                   143,566                154,724
  Property under capital leases, net                                 9,905                 11,559
                                                                  --------              ---------

  TOTAL PROPERTY AND EQUIPMENT, NET                                153,471                166,283

GOODWILL, net of accumulated amortization of $16,889 at
  November 2, 1996 and $13,018 at January 27, 1996                 184,829                188,700
DEFERRED INCOME TAXES                                               10,542                 10,272
TRADENAMES                                                          31,770                 32,436
DEFERRED CHARGES AND OTHER ASSETS                                   41,084                 44,613
                                                                  --------              ---------
              TOTAL ASSETS                                        $538,923               $573,383
                                                                  ========              =========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 NOVEMBER 2,         JANUARY 27,
                                                                   1996                 1996
                                                                 -----------         -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                 $  63,742           $   65,112
  Accrued expenses                                                    38,304               52,610
  Salaries, wages and benefits payable                                13,196               14,315
  Short-term borrowing                                                14,400                   --
  Current installments of long-term debt                              10,063               29,214
  Current obligations under capital leases                               715                  859
  Income taxes payable                                                    --                   94
                                                                   ---------           ----------

  TOTAL CURRENT LIABILITIES                                          140,420              162,204

NOTES PAYABLE TO A RELATED PARTY                                      10,000                   --
LONG-TERM DEBT, net of current portion                                81,414               89,477
NOTES PAYABLE                                                        180,000              180,000
CAPITAL LEASE OBLIGATIONS, net of current portion                      8,165                8,947
RESERVE FOR SELF-INSURANCE CLAIMS                                     10,605               12,862
DEFERRED INCOME TAXES                                                 33,704               35,335
OTHER LIABILITIES AND DEFERRED CREDITS                                33,472               39,659
                                                                   ---------           ----------

  TOTAL LIABILITIES                                                  497,780              528,484
                                                                   ---------           ----------

COMMITTMENTS AND CONTINGENCIES                                            --                   --

STOCKHOLDER'S EQUITY
  Common stock, $.10 par value; 200 shares authorized
    and issued                                                            --                   --
  Additional paid-in capital                                          91,500               86,500
  Accumulated deficit                                                (50,357)             (41,601)
                                                                   ---------           ----------
  TOTAL STOCKHOLDER'S EQUITY                                          41,143               44,899
                                                                   ---------           ----------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $ 538,923           $  573,383
                                                                   =========           ==========

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                           12 WEEKS      12 WEEKS        40 WEEKS      40 WEEKS
                                             ENDED         ENDED           ENDED         ENDED
                                          NOVEMBER 2,   NOVEMBER 4,      NOVEMBER 2,   NOVEMBER 4,
                                              1996         1995             1996          1995
                                          -----------   -----------      -----------  -----------
Net sales                                   $  228,632   $  261,769      $  765,008    $  881,040
Cost of goods sold                             171,625      195,936         567,631       652,171
                                            ----------   ----------      ----------    ----------

                                                57,007       65,833         197,377       228,869
  GROSS PROFIT                              ----------   ----------      ----------    ----------


OPERATING EXPENSES
Selling, general and administrative             47,984       55,428         155,613       182,283
  expenses                                       9,105        9,853          30,153        33,034
Depreciation and amortization               ----------   ----------      ----------    ----------

                                                   (82)         552          11,611        13,552
  OPERATING PROFIT (LOSS)
                                                   (11)         (15)            (67)          (35)
Sundry, net                                 ----------   ----------      ----------    ----------



  INCOME (LOSS) BEFORE INTEREST                    (93)         537          11,544        13,517
    AND INCOME TAXES
                                                (6,814)      (7,243)        (22,830)      (24,053)
Interest expense on debt
Interest expenses on capital lease                (252)        (520)           (866)       (1,790)
  obligations                                       35          120             127           800
Interest and investment income, net         ----------   ----------      ----------    ----------

                                                (7,124)      (7,106)        (12,025)      (11,526)
   LOSS BEFORE INCOME TAXES
                                                 2,472        2,352           3,269         3,498
Income tax benefit                          ----------   ----------      ----------    ----------

                                            $   (4,652)  $   (4,754)     $   (8,756)   $   (8,028)
  NET LOSS                                  ==========   ==========      ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           40 WEEKS ENDED          40 WEEKS ENDED
                                                                              NOVEMBER 2,             NOVEMBER 4,
                                                                                 1996                    1995
                                                                            --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (8,756)              $ (8,028)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities, net of effects of disposal of
    Florida retail operations:

    Depreciation and amortization of property and equipment                        19,377                 22,646
    Amortization of intangible and other assets                                    10,776                 10,388
    Deferred income taxes                                                          (3,672)                (3,382)
    Loss on disposal of property and equipment, net                                   377                    374
    Decrease in deferred charges, goodwill, and other assets                        1,251                  2,116
    Decrease in reserve for self-insurance claims                                    (237)                  (848)
    Decrease in other liabilities and deferred credits                             (5,186)                (1,603)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                    3,011                 (5,669)
      Increase in inventories                                                      (9,326)               (12,821)
      Increase in prepaid expenses                                                 (2,171)                (1,374)
      Increase (decrease) in accounts payable and accrued expenses                 (4,444)                   757
      Increase in income taxes payable                                                (20)                (1,398)
                                                                                ---------               --------
                                                                                      980                  1,158
  Decrease attributable to disposal of Florida retail operations                  (14,210)                    --
                                                                                ---------               --------
    Net cash provided by (used in) operating activities                           (13,230)                 1,158
                                                                                ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (6,475)               (16,823)
  Proceeds from disposal of property and equipment                                     53                    473
  Proceeds from disposal of Florida retail operations                              11,840                     --
                                                                                ---------               --------
    Net cash provided by (used in) investing activities                             5,418                (16,350)
                                                                                ---------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to a related party                                   10,000                     --
  Principal payments on long-term debt                                            (27,214)                (6,473)
  Principal payments on capital lease obligations                                    (925)                (1,032)
  Proceeds from short-term borrowing, net                                          14,400                  7,600
  Proceeds from capital contribution                                                5,000                     --
                                                                                ---------               --------
    Net cash provided by financing activities                                       1,261                     95
                                                                                ---------               --------
Net decrease in cash and cash equivalents                                          (6,551)               (15,097)

Cash and cash equivalents at beginning of period                                    6,998                 15,680
                                                                                ---------               --------
Cash and cash equivalents at end of period                                      $     447               $    583
                                                                                =========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                       $  24,889               $ 26,094
 Income taxes (net of refunds)                                                        475                  1,050

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for each of the 12 and 40 weeks ended November 2, 1996 and November 4, 1995, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature, or as a result of the strategic measures implemented by the Company described in Note (2)--Unusual Charges or the business combination described in Note (3)--Acquisitions of the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 27, 1996 filed with the Securities and Exchange Commission (hereinafter referred to as the "Form 10-K"). The unaudited financial information should be read in conjunction with the Company's Form 10-K. The consolidated balance sheet at January 27, 1996 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the 12- and 40-week periods ended November 2, 1996 and November 4, 1995 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         During April 1996, the Company amended the credit facility consisting of $115.0 million in term loans and a maximum of $60.0 million in revolving loans (the "Credit Facility") with a syndicate of banks (the "Bank Syndicate") led by The Chase Manhattan Bank and Scotiabank de Puerto Rico (hereinafter referred to as the "Seventh Amendment"). In accordance with the terms of the Seventh Amendment, the sole shareholder of the Company, PXC&M Holdings, Inc. ("Holdings"), contributed $5.0 million in additional capital to the Company on April 18, 1996 which was immediately used to reduce the Company's term loans under the Credit Facility. In addition, in connection with the Seventh Amendment, Holdings provided $10.0 million in additional funds to the Company on October 18, 1996 in return for an agreement by the Company to provide to Holdings, or its designee, as soon as practicable, either an acceptable financial instrument or form thereof in accordance with the terms set forth in the Seventh Amendment. The Seventh Amendment also provided certain revised financial covenant requirements, including those which the Company was unable to comply with during the current quarter, and a modification in the Company's scheduled principal payments under the Credit Facility during the next two fiscal years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

NOTE 3 -- DEBT (CONTINUED)

         As of November 2, 1996, the Company was not in compliance with certain financial covenants contained in the credit agreement under which the Credit Facility is available. However, the Company and representatives of the Bank Syndicate have agreed to amend the credit agreement to cure the Company's non-compliance with such covenants as of November 2, 1996 (see the Eighth Amendment filed as Exhibit 10.4 hereto). However, as a condition to such amendment, the Bank Syndicate has required that the maximum amount available under the revolving loans of the Credit Facility be reduced from $60.0 million to $39.3 million, the amount outstanding as of December 13, 1996, which is comprised of $16.0 million in revolving loans and a maximum of $23.3 million utilized in the form of standby letters of credit. In accordance with the Eighth Amendment, the revolving features of the Credit Facility have been removed. The Company continues to discuss with the Bank Syndicate the possibility of obtaining incremental borrowings under the revolving loans of the Credit Facility, but there can be no assurance that the Bank Syndicate will agree to any such incremental borrowings. In addition, the Company has expressed to representatives of the Bank Syndicate its expected need for additional amendments to enable it to be in compliance with all of its covenants as of the end of its current fiscal year and thereafter. Although reaching an agreement with the Bank Syndicate for prospective covenant compliance during the next 12 months cannot be assured, the Company believes a resolution, whether with the Bank Syndicate or through alternative sources of financing, will be available.

         Since the Credit Facility is unlikely to be available for future incremental borrowing in the near term, the Company's operations are the primary remaining source for meeting its current liquidity and capital needs. It is the Company's belief that, for the near term, its liquidity and capital needs can be met through the cash flows generated by normal business operations. However, the Company expects to continue to realize significant losses in the future, much of which pertains to depreciation and amortization and interest expense related to the July 1993 transaction described in Note (3)--Acquisitions to the Company's Form 10-K for the year ended January 27, 1996; as a result, the Company anticipates that its accumulated earnings deficit will continue to increase for the foreseeable future. The Company's future results of operations also will be affected by its ability to react to changes in the competitive environment.

         The Company believes that its ability to meet its long-term liquidity and capital requirements beyond the near term will be dependent upon the successful outcome of the negotiations with the Bank Syndicate or upon the Company's ability to secure alternative sources of financing. However, there can be no assurance that such alternative sources of financing can be identified or that such sources would be willing to provide funding to the Company under acceptable terms.

         The terms of the credit agreement under which the Credit Facility is available include covenants restricting the Company's ability to engage in certain activities, including the payment of dividends by the borrower subsidiaries of Pueblo Xtra International, Inc. under the Credit Facility to Pueblo Xtra International, Inc. These terms include an exception to the restriction on the payment of dividends to the effect that so long as no default or event of default exists, or would exist under the terms of the Credit Facility as a result thereof, Pueblo International, Inc. ("Pueblo"), a subsidiary of Pueblo Xtra International, Inc., and other borrower subsidiaries are permitted to pay cash dividends to Pueblo Xtra International, Inc. in an aggregate amount necessary to pay interest on Pueblo Xtra International, Inc.'s 9 1/2% Senior Notes due 2003 (the "Senior Notes") then due and payable in accordance with the terms thereof. Accordingly, any future non-compliance by the Company with the financial covenants contained in the credit agreement may restrict the ability of Pueblo and other borrower subsidiaries to pay dividends to Pueblo Xtra International, Inc. to pay interest on the Senior Notes. The reduction in the amount available under the Credit Facility pursuant to the Eighth Amendment, coupled with the potential unavailability of dividends from Pueblo, may restrict the ability of Pueblo Xtra International, Inc. to pay interest on the Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BASIS OF PRESENTATION

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

                                                     12 WEEKS ENDED                         40 WEEKS ENDED
                                           -----------------------------------   -------------------------------------
                                             NOVEMBER 2,        NOVEMBER 4,        NOVEMBER 2,         NOVEMBER 4,
                                                 1996              1995               1996                1995
                                           -------------        -----------        -----------      ------------------
   SELECTED OPERATING RESULTS
   (AS A PERCENTAGE OF SALES)

   Gross profit                                  24.9%             25.1%              25.8%                26.0%

   Selling, general and
      administrative expenses                    21.0              21.2               20.3                 20.7

   EBITDA (1)                                     3.9               4.0                5.5                  5.3

   Depreciation and amortization                  4.0               3.8                3.9                  3.7

   Operating profit (loss)                       (0.0)              0.2                1.5                  1.5

   Loss before income taxes                      (3.1)             (2.7)              (1.6)                (1.3)

   Net loss                                      (2.0)             (1.8)              (1.1)                (0.9)

-----------
(1) Represents income before interest, income taxes and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

RESULTS OF OPERATIONS

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 51 supermarkets and 24 BLOCKBUSTER video stores as of November 2, 1996. The history of store openings, closings and conversions through November 2, 1996, since the same period of the prior year, is set forth below:

            Stores in operation at November 4, 1995                     80
            Stores opened:
               Supermarkets                                              2
               BLOCKBUSTER video stores                                  2
            Stores closed                                               (9)
                                                                     -----

            Stores in operation at November 2, 1996                     75
                                                                     =====

                                                 NOVEMBER 2,    NOVEMBER 4,
                                                    1996           1995
                                                 -----------    -----------

   Store composition at quarter-end:
      XTRA stores                                    30             33
      PUEBLO supermarkets                            21             25
      BLOCKBUSTER video stores                       24             22
      By location:
         Puerto Rico                                 68             66
         U.S. Virgin Islands                          7              6
         Florida                                      -              8

         The change in store composition, excluding conversions, since the same period of last year consists of the closing of all eight XTRA stores in south Florida as part of the Company's strategic restructuring measures, which included closing the Florida operating division (the "Florida Closing"), the closing of one XTRA store in Puerto Rico, and the opening of one new XTRA store in Puerto Rico and one new PUEBLO store in the U.S. Virgin Islands. During the most recent quarter, the Company converted one PUEBLO store in Puerto Rico to an XTRA unit for a total of five PUEBLO-to-XTRA conversions on a year-to-date basis. In addition, as a part of the Company's traffic-building strategic measures, two in-supermarket video departments (or "Video Clubs") were converted to BLOCKBUSTER video stores.

         Sales for the 12 and 40 weeks ended November 2, 1996 were $33.1 million, or 12.7%, and $116.0 million, or 13.2%, respectively, below that of the same period last year. A primary factor in the overall sales reductions relative to the comparable periods of last year is the closing of the Florida retail operations, which had sales of $36.6 million and $132.9 million for the 12 and 40 weeks ended November 4, 1995, respectively. The effective closing date of the Florida Closing was December 30, 1995. On a comparable store basis, sales declined by 1.5% and 2.6%, respectively, for the 12 and 40 weeks ended November 2, 1996, reflecting a slight improvement since the second quarter of this fiscal year. Supermarket operations in Puerto Rico contributed to the overall same store sales decline as competition and retail pricing adjustments continue to affect the operating division's sales performance. Supermarket operations in the U.S. Virgin Islands reflect comparable store sales increases of 7.1% and 8.3% for the 12 and 40 weeks ended November 2, 1996, respectively, which is consistent with management's previous predictions for continued improvement in this operating division. Management believes that the U.S. Virgin Islands supermarket operations will continue to reflect positive same store sales results. Blockbuster video operations reflected strong same store sales increases of 10.1% and 12.8% for the 12 and 40 weeks ended November 2, 1996, respectively.

         As competition continues to challenge the Company's sales performance in Puerto Rico, certain strategic measures were implemented by the Company, including the launching of a major advertising campaign during the first quarter of fiscal 1997. The advertising campaign was further enhanced during the recent quarter with certain sales promotions presenting both the PUEBLO and XTRA formats in a single advertisement instead of two different promotions. This marketing strategy stresses the two different store formats yet serves to reduce the cost of this advertising campaign.

         Other strategic measures being undertaken by the Company include (1) continually evaluating PUEBLO store formats relative to the markets they serve for potential future conversions to XTRA stores; (2) conversion of in-supermarket Video Clubs to BLOCKBUSTER video stores; and (3) other interior changes to increase the traffic in the supermarkets, such as in-store banking and possible in-store fast food restaurants for select locations. Management anticipates converting the remaining in-supermarket Video Clubs to BLOCKBUSTER video stores. The Video Club conversions involve replacing the existing video departments in the Company's supermarkets with BLOCKBUSTER units which typically will be within the same building. A video customer would typically enter the BLOCKBUSTER store through its entrance but would leave the video store through an exit that leads into the supermarket. It is believed that these strategic measures will be an effective means of increasing customer traffic in the supermarkets.

         On September 9, 1996, Puerto Rico was directly hit by Hurricane Hortense, a category-1 hurricane. The Company's operations in Puerto Rico remain structurally sound and were largely unaffected. Damage resulting from the storm did not materially affect the financial condition of the Company and was adequately covered by its existing insurance policies. Although utilities on the island were inoperable for several days, the Company was able to reopen all stores within 24 hours.

         Gross profit margin, as a percentage of sales, for the 12 and 40 weeks ended November 2, 1996 was below that of the comparable period of the prior year by 0.2% for both periods. Common factors for both the 12- and 40-week periods contributing to the decline in gross margin were an increase in retail shrink and lower margins in the meat department. The decline in meat margins was principally the result of a reduction in prices due, in part, to competition, partially offset by improved shrink in the meat department. Additional factors for the fluctuation for the current fiscal quarter were approximately $0.4 million in insurance deductibles primarily associated with Hurricane Hortense in Puerto Rico and a reduction in vendor allowances. The prior year 40-week period also included a one-time adjustment for a change in estimate for the reversal of certain liabilities due to the passage of time resulting in a $1.0 million increase to gross margin.

         The 0.2% and 0.4% favorable decreases in selling, general and administrative expenses, as a percentage of sales, for the 12 and 40 weeks ended November 2, 1996, respectively, resulted primarily from an improvement in direct store selling expenses, partially offset by an increase in general and administrative expenses. In addition, selling expenses were positively impacted by the closing of the Florida retail operations which, in the prior year comparable periods, contributed unfavorably to consolidated expenses on a rate-to-sales basis. For the 40 weeks ended November 2, 1996, advertising costs increased in Puerto Rico, primarily due to the major advertising campaign launched earlier in this fiscal year. The increase in general and administrative costs stemmed primarily from the Florida Closing, despite a favorable decline in administrative labor costs, and approximately $0.6 million for consulting fees arising from an ongoing project to improve supermarket operations in Puerto Rico.

         The decrease in depreciation and amortization was principally due to the Florida Closing which included the reclassification of the Florida division depreciable assets to a non-depreciable category, assets held for sale.

         Net interest expense decreased by $0.6 million and $1.5 million, respectively, for the 12 and 40 weeks ended November 2, 1996 primarily due to a reduction in interest on capital lease obligations resulting from the Florida Closing combined with lower interest rates and principal amortization on the term loans of the Credit Facility, partially offset by increased short-term borrowing during the current fiscal year.

         The income tax benefit increased marginally for the 12 weeks ended November 2, 1996 by $0.1 million and decreased by $0.2 million for the 40-week period ended November 2, 1996.

         The net loss for the 12 weeks ended November 2, 1996 was comparable to the same period last year with a $0.1 million improvement whereas, on a 40-week basis, the net loss increased by $0.7 million in comparison to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a sufficient cash flow which, along with the available credit facility, provided adequate liquidity to the Company's operational needs.

         As of November 2, 1996, the Company was not in compliance with certain financial covenants contained in the credit agreement under which the Credit Facility is available. However, the Company and representatives of the Bank Syndicate have agreed to amend the credit agreement to cure the Company's non-compliance with such covenants as of November 2, 1996 (see the Eighth Amendment filed as Exhibit 10.4 hereto). However, as a condition to such amendment, the Bank Syndicate has required that the maximum amount available under the revolving loans of the Credit Facility be reduced from $60.0 million to $39.3 million, the amount outstanding as of December 13, 1996, which is comprised of $16.0 million in revolving loans and a maximum of $23.3 million utilized in the form of standby letters of credit. In accordance with the Eighth Amendment, the revolving features of the Credit Facility have been removed. The Company intends to discuss further with the Bank Syndicate the possibility of obtaining incremental borrowings under the revolving loans of the Credit Facility, but there can be no assurance that the Bank Syndicate will agree to any such incremental borrowings. In addition, the Company has expressed to representatives of the Bank Syndicate its expected need for additional amendments to enable it to be in compliance with all of its covenants as of the end of its current fiscal year and thereafter. Although reaching an agreement with the Bank Syndicate for prospective covenant compliance during the next 12 months cannot be assured, the Company believes a resolution, whether with the Bank Syndicate or through alternative sources of financing, will be available.

         Since the Credit Facility is unlikely to be available for future incremental borrowing in the near term, the Company's operations are the primary remaining source for meeting its current liquidity and capital needs. It is the Company's belief that, for the near term, its liquidity and capital needs can be met through the cash flows generated by normal business operations. However, the Company expects to continue to realize significant losses in the future, much of which pertains to depreciation and amortization and interest expense related to the July 1993 transaction described in Note (3)--Acquisitions to the Company's Form 10-K for the year ended January 27, 1996; as a result, the Company anticipates that its accumulated earnings deficit will continue to increase for the foreseeable future. The Company's future results of operations also will be affected by its ability to react to changes in the competitive environment.

         The Company believes that its ability to meet its long-term liquidity and capital requirements beyond the near term will be dependent upon the successful outcome of the negotiations with the Bank Syndicate or upon the Company's ability to secure alternative sources of financing. However, there can be no assurance that such alternative sources of financing can be identified or that such sources would be willing to provide funding to the Company under acceptable terms.

         Net cash used in operating activities increased by $14.4 million for the comparable 40-week periods. Major factors contributing to this increased use of cash from operations were net cash outlays totaling $14.2 million related to the Florida Closing (excluding proceeds from the sale of certain of the Florida retail operation's fixed assets) combined with changes in working capital as a result of timing of receipts and disbursements.

         The working capital deficit improved by $7.9 million for the 40-week period ended November 2, 1996 primarily due to the payment of certain obligations relating to the closing of retail operations in Florida financed, in part, by the sale of certain assets in the Florida operating division as well as the timing of certain receipts and disbursements, including receipt of insurance proceeds related to Hurricane Marilyn, which hit the U.S. Virgin Islands during the prior year.

         Net cash provided by (used in) investing activities was $5.4 million and $(16.4) million for the 40 week periods ended November 2, 1996 and November 4, 1995, respectively. This $21.8 million increase in cash from investing activities pertains primarily to $11.8 million in proceeds received during the first two quarters of this fiscal year for the sale of two XTRA stores and certain store equipment in Florida as part of the Florida Closing coupled with a $10.3 million reduction in expenditures for the capital program. Management is monitoring its capital program for the current fiscal year to ensure maximum realization on capital projects as part of its strategic measures to improve operating results. Capital expenditures for the current period include five PUEBLO-to-XTRA conversions and two Video Club conversions in Puerto Rico as well as remodeling of certain existing locations. Capital expenditures for the comparable period of the prior year included the opening of two XTRA stores in Puerto Rico, a deposit for a pending acquisition of two stores in the U.S. Virgin Islands, one major remodel in Puerto Rico and minor remodels.

         Capital expenditures for fiscal 1997 are not expected to exceed approximately $11.0 million. The capital program, which is subject to continuing change and review, includes major remodels and the purchase of land for an XTRA store, all in Puerto Rico, in addition to several Video Club conversions (two of which have occurred to date), one new free-standing BLOCKBUSTER video store and the remodeling of certain existing locations.

         Net cash provided by financing activities increased by $1.2 million for the 40 weeks ended November 2, 1996 as compared to the same period of the prior year. During April 1996, the Company executed the Seventh Amendment which included an additional capital contribution of $5.0 million by Holdings and $10.0 million of funding by Holdings. The proceeds totalling $15.0 million received from Holdings were used to immediately reduce the Company's term loans under the Credit Facility. Principal payments on long-term debt for the 40-week period also include the pay-off of the mortgages for certain properties in Florida which matured during the second quarter of fiscal 1997 or were satisfied pursuant to the sale of the underlying collateral. In addition, the Company had net borrowings under the revolving facility of the Credit Facility of $14.4 million, principally resulting from timing of receipts and disbursements, in part due to the closing of the Florida retail operations.

         The Seventh Amendment also provided certain revised financial covenant requirements and a modification in the Company's scheduled principal payments under the Credit Facility during the next two fiscal years. The Seventh Amendment was filed as an exhibit to the Form 10-K for the year ended January 27, 1996 as Exhibit 10.25 thereto.

         In early November 1996, the Company reached a settlement (the "Settlement") of the Premium Sales litigation described in Item 3, Legal Proceedings, in the Company's Form 10-K for the year ended January 27, 1996. The terms of the Settlement do not materially affect the Company's financial position or results of operations.

IMPACT OF RECENT EVENTS ON ABILITY TO SERVICE SENIOR NOTES

         The terms of the credit agreement under which the Credit Facility is available include covenants restricting the Company's ability to engage in certain activities, including the payment of dividends by the borrower subsidiaries of Pueblo Xtra International, Inc. under the Credit Facility to Pueblo Xtra International, Inc. These terms include an exception to the restriction on the payment of dividends to the effect that so long as no default or event of default exists, or would exist under the terms of the Credit Facility as a result thereof, Pueblo International, Inc. ("Pueblo"), a subsidiary of Pueblo Xtra International, Inc., and other borrower subsidiaries are permitted to pay cash dividends to Pueblo Xtra International, Inc. in an aggregate amount necessary to pay interest on Pueblo Xtra International, Inc.'s 9 1/2% Senior Notes due 2003 (the "Senior Notes") then due and payable in accordance with the terms thereof. Accordingly, any future non-compliance by the Company with the financial covenants contained in the credit agreement may restrict the ability of

Pueblo and other borrower subsidiaries to pay dividends to Pueblo Xtra International, Inc. to pay interest on the Senior Notes. The reduction in the amount available under the Credit Facility pursuant to the Eighth Amendment, coupled with the potential unavailability of dividends from Pueblo, may restrict the ability of Pueblo Xtra International, Inc. to pay interest on the Senior Notes.

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

FORWARD LOOKING STATEMENTS

         The foregoing statements regarding the Company's anticipation of continued improvements in sales performance in the U.S. Virgin Islands, the impact of Hurricane Hortense on operations and recoverability from insurance, the Company's expectations that certain contemplated interior changes, including Video Clubs, in-store banking and possibly in-store fast-food restaurants, will improve the supermarket operations and the Company's expectations with respect to its ongoing liquidity and capital needs and resources and related issues are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of these matters is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including but not limited to competitive conditions in the markets in which the Company operates, buying patterns of consumers and the prospective outcome of litigation as discussed in Item 3, Legal Proceedings, in the Company's Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 -   Receipt and Agreement by PXC&M Holdings, Inc. from Bothwell
                           Corporation dated October 18, 1996

                  10.2 -   Receipt and Agreement by Pueblo Xtra International, Inc. from PXC&M
                           Holdings, Inc. dated October 18, 1996

                  10.3 -   Consent executed by Scotiabank de Puerto Rico, as Administrative Agent,
                           dated October 18, 1996

                  10.4 -   Eighth Amendment, dated as of November 1, 1996, to the Credit
                           Agreement among Pueblo Xtra International, Inc., Pueblo International,
                           Inc., Xtra Super Food Centers, Inc., various lending institutions, The
                           Chase Manhattan Bank, N.A. and Scotiabank de Puerto Rico, as
                           Co-Managing Agents and Scotiabank de Puerto Rico, as Administrative
                           Agent

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PUEBLO XTRA INTERNATIONAL, INC.



Dated:  December 16, 1996                     /S/ JEFFREY P. FREIMARK
                                              -----------------------
                                              Jeffrey P. Freimark
                                              Executive Vice President
                                              and Chief Financial Officer