Form 10-K405
period 1997-01-25
PUEBLO XTRA INTERNATIONAL INC
filed 1997-04-24
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM_____________TO______________

                        COMMISSION FILE NUMBER: 33-63372

                         PUEBLO XTRA INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                                 65-0415593
--------------------------------------------                  ------------------------------------

      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

           1300 N.W. 22ND STREET
           POMPANO BEACH, FLORIDA                                            33069
--------------------------------------------                  ------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 977-2500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                             ----   -----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

      NO VOTING STOCK OF THE REGISTRANT IS HELD BY NON-AFFILIATES OF THE
                                 REGISTRANT.

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING AS OF APRIL 1, 1997 -- 200.

                                     PART I.


ITEM 1.           BUSINESS

GENERAL

         Pueblo Xtra International, Inc. (the "Company") is a Delaware holding company that owns all of the common stock of Pueblo International, Inc., a Delaware company (together with its subsidiaries, "Pueblo"). Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is the leading supermarket chain in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, Pueblo is the leading operator of video rental outlets in Puerto Rico and St. Thomas, U.S. Virgin Islands through its exclusive franchise rights with Blockbuster Entertainment Corporation ("BEC") and its in-supermarket video operations. The Company believes it has developed significant name recognition, strong customer loyalty and leading market shares due to the superior quality and large size of its stores, the breadth and price competitiveness of its product offerings and its extensive market coverage in prime locations. The Company currently operates 44 supermarkets in Puerto Rico and six supermarkets in the U.S. Virgin Islands. The Company also currently operates 27 Blockbuster locations in Puerto Rico and two Blockbuster locations in the U.S. Virgin Islands as the exclusive Blockbuster franchisee for Puerto Rico and the U.S. Virgin Islands.

         On July 28, 1993, the Company acquired all of the outstanding shares of common stock of Pueblo for an aggregate purchase price of $283.6 million plus transaction costs (hereinafter referred to as the "Acquisition"). Pursuant to the Acquisition, Pueblo became a wholly-owned subsidiary of the Company. The shares were acquired from an investor group including affiliates of Metropolitan Life Insurance Company, The First Boston Corporation and certain current and former members of Pueblo management and its Board of Directors.

         The Acquisition has been accounted for under the purchase method effective July 31, 1993. Reference is made to Note (3)--Acquisitions of the notes to the Company's consolidated financial statements referenced in Part II,
Item 8 of this Form 10-K for further details of the Acquisition.

BUSINESS OF THE COMPANY

Supermarket Industry Overview

         The top three chains in the retail grocery industry in Puerto Rico account for approximately one-half of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 1996 were approximately $3.1 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

Puerto Rico

         The Company operates two complementary supermarket formats: conventional Pueblo supermarkets which emphasize service, variety and high quality products at competitive prices, and Xtra supermarkets which are typically larger stores emphasizing everyday low prices. In Puerto Rico, the Company currently operates 14 Pueblo stores and 30 Xtra stores and has a grocery retailing market share of approximately 29%. In addition, the Company estimates that is has a 34% market share in the greater San Juan metropolitan area, the most densely populated region of Puerto Rico, with more than one-third of the island's 3.7 million residents. In fiscal 1997 in Puerto Rico, Pueblo stores averaged approximately 28,286 gross sq. ft. and generated an average of approximately $942 of sales per selling sq. ft., while Xtra stores averaged approximately 45,900 gross sq. ft. and generated an average of approximately $673 of sales per selling sq. ft. Since the Acquisition, the Company has constructed five new Xtra stores, remodeled ten existing supermarkets and converted five Pueblo stores into Xtra stores in Puerto Rico.

U.S. Virgin Islands

         In fiscal 1997, the six Pueblo stores in the U.S. Virgin Islands averaged 32,500 gross sq. ft. and generated an average of approximately $752 sales per selling sq. ft. The Company has an estimated U.S. Virgin Islands grocery retailing market share of approximately 50%. Since the Acquisition, the Company has added one new supermarket and remodeled five existing supermarkets in the U.S. Virgin Islands.

Video Operations

         The Company has been the exclusive franchisee of Blockbuster locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and currently operates 29 Blockbuster locations in Puerto Rico and the U.S. Virgin Islands. In Puerto Rico, the Company operates five in-store Blockbuster outlets and 22 free-standing Blockbuster stores, the majority of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates one in-store Blockbuster outlet and one free-standing Blockbuster store. The Company's free-standing Blockbuster stores average approximately 6,000 gross sq. ft., while the Company's in-store Blockbuster outlets average approximately 4,200 gross sq. ft. In addition, the Company currently operates 14 video outlets in its supermarkets under the name Pueblo Video Clubs, all of which it intends to convert into in-store Blockbuster outlets. In order to increase customer traffic in its supermarkets, the Company's typical in-store Blockbuster outlet has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

         The Company's Blockbuster operations are currently the only major video chain operating in Puerto Rico and the U.S. Virgin Islands. Each location carries an average of approximately 10,000 tapes dedicated to video rental. Each location also offers for sale a selection of recorded and blank video tapes, accessories and snack food products. Since each Blockbuster location is typically larger than its competitors, it provides greater depth and breadth in selections. For promotions of its Blockbuster operations, the Company primarily utilizes print, radio, billboards and in-store signage, and also benefits from Blockbuster's television advertising. BEC also provides extensive product and support services to the Company. These include, among other things, site selection review, packaging of the initial rental inventory and providing computer hardware and software.

         The Company's successful development of the Blockbuster franchise has been the result of its ability to leverage its knowledge of Puerto Rico and existing market and retailing expertise. The Company's knowledge of real estate and its existing portfolio of desirable supermarket locations has enabled its Blockbuster division to obtain attractive, high traffic locations. The Company will continue to evaluate expansion opportunities in its markets.

         The Company's Development Agreements with Blockbuster Entertainment Corporation, now known as Blockbuster Entertainment, Inc. ("BEC") provide for the Company's exclusive right to open Blockbuster locations in Puerto Rico and the U.S. Virgin Islands during the term of such agreements. The Development Agreements require the Company to open a certain number of Blockbuster locations in Puerto Rico by December 1999 and in the U.S. Virgin Islands by April 1997. In 1996, the Company amended its Development Agreements to allow the necessary flexibility to develop smaller store formats. Each Blockbuster location is subject to a Franchise Agreement with BEC that provides the right for such location to conduct Blockbuster operations for a 20-year period so long as the terms of such Franchise Agreement are complied with. The Company has fulfilled its development quota in the U.S. Virgin Islands and plans to fulfill its December 1999 development quota in Puerto Rico by the end of the first quarter of fiscal 1998 and otherwise believes it is in full compliance with its obligations under the Development Agreements. The Company is currently in discussions with BEC to establish new development quotas.


Disposal of Florida Retail Operations

         On January 16, 1996, the Company announced its decision to discontinue its retail operations in Florida (the "Florida Disposal"). The announcement was made as part of the Company's restructuring plans whereby the Company will exit the underperforming Florida retail market and place more emphasis on the strength of its operations in Puerto Rico and the U.S. Virgin Islands. The Florida Disposal includes the disposal of all eight Xtra stores and one warehouse and distribution center, whether by sale or abandonment, which was completed in the first quarter of fiscal year 1997. As of the date of this filing, one owned location and the lease rights to a second location have been sold.

         The Florida Disposal has been accounted for as a disposal of part of a line of business effective December 30, 1995. See Note (2)--Unusual Charges of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K for further details of the Florida Disposal.

Store Composition

         The Company currently has store locations in 23 of the 39 markets in Puerto Rico with populations of over 30,000 people. The Company believes there are selected new store expansion opportunities in Puerto Rico, particularly in markets outside greater San Juan.

         Since the Acquisition, the Company has made capital expenditures of approximately $56.2 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of five new Xtra stores, the addition of one new Pueblo store, the remodeling of 15 existing stores and the conversion of five Pueblo stores into Xtra stores. In the same period, the Company has made capital expenditures totalling approximately $5.2 million in its Blockbuster operations. The history of store openings, closings and remodelings, beginning with fiscal 1993, is set forth in the table below:



                                                                        Fiscal Year
                                                  --------------------------------------------------------
                                                    1993        1994        1995        1996        1997
                                                  ---------   ---------   --------    --------    --------
Stores in Operation:
   At beginning of year........................          65          74         76          79          82
   Stores opened:
      Supermarkets.............................           2           4          2           4           -
      Blockbuster video stores.................           8           3          1           -           5
   Stores closed:
      Puerto Rico..............................           1           2          -           1           2
      Florida..................................           -           3          -           -           8
                                                  ---------   ---------   --------    --------    --------
   At end of year..............................          74          76         79          82          77
                                                  =========   =========   ========    ========    ========
   Remodels and/or conversions.................           8           8          6           1           9

   Store Composition at Year-End:
      Xtra superstores.........................          29          29         31          34          30
      Pueblo supermarkets......................          26          26         26          26          20
      Blockbuster video stores (1).............          19          21         22          22          27
      By location:
         Puerto Rico...........................          59          62         65          67          70
         Florida...............................          10           8          8           8           -
         U.S. Virgin Islands...................           5           6          6           7           7

--------------

(1) Subsequent to fiscal 1997, the Company opened two additional locations and currently operates a total of 29 Blockbuster locations.

Supermarket Purchasing and Distribution

         The Company's buying staff actively purchase products from distributors, as well as directly from the producer or manufacturer. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. During fiscal 1997, the Company bought approximately 45% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain superior payment terms. Moreover, the Company is renegotiating existing direct buying arrangements with certain manufacturers for the same purpose and will also seek to increase utilization of its excess warehouse capacity to take advantage of bulk purchase discounts.

         The Company owns a 300,000 square foot full-line warehouse and distribution center in greater San Juan. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan warehouse has capacity to store approximately 1.5 million cases of assorted products, and acts as the Company's central distribution center for the island. The warehouse is equipped with a computerized tracking system which is fully integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. In fiscal 1997, this facility provided approximately 59% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

Supermarket Merchandising

General

         The Company's merchandising strategies, which are differentiated by division and store type, integrate one-stop shopping convenience, premium quality products, attractive pricing and effective advertising and promotions. At Pueblo supermarkets in Puerto Rico and the U.S. Virgin Islands, the Company's merchandising strategy focuses on offering premium quality products with attractive pricing, excellent selection, superior customer service and special buying opportunities. The Company's Xtra superstores combine the merchandising features of Pueblo supermarkets with everyday low prices. The Company reinforces its merchandising strategies with friendly and efficient service, effective promotional programs, in-store activities, and both brand name and high quality private label product offerings.

Product Offerings

         With approximately 23,000 stock keeping units ("SKU"), management believes the Company's Pueblo and Xtra stores offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company believes that the convenience and quality of its specialty department products contribute to customer satisfaction.

         The following table sets forth the mix of products sold in the Company's supermarkets for the fiscal years indicated:


                                                                      Fiscal Year Ended
                                                     ---------------------------------------------------
                                                      January 28,     January 27,      January 25,
                                                         1995             1996            1997
                                                     -------------   --------------   -------------
PRODUCT CATEGORY
 Grocery...........................................      46.2%            46.5%           46.9%
 Health/Beauty Care/General Merchandise............       5.8              6.3             6.2
 Dairy.............................................      15.9             16.1            16.4
 Meat/Seafood......................................      17.2             16.4            16.0
 Produce...........................................       9.8              9.4             9.3
 Deli/Bakery.......................................       4.4              4.6             4.5
 Video Club........................................       0.7              0.7             0.7
                                                     --------        ---------        --------
             Total.................................     100.0%           100.0%          100.0%
                                                     ========        =========        ========


Pricing

         As the largest grocery operator in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies in order to offer competitive pricing at its Pueblo supermarkets, as well as everyday low pricing at its Xtra superstores. Pueblo and Xtra supermarkets utilize weekly circulars to emphasize special offers. The Company's "Family Pack" program offers bulk sizes of high volume products typically priced equal to or lower than prices offered by warehouse club stores.

Private Label

        An important element of Pueblo's reputation for high quality and excellent value, and Xtra's reputation for everyday low prices, is the utilization of Food Club private label products through the Company's membership with Topco Associates, Inc. ("Topco"). Topco's private label program offers its members over 4,000 food and non-food items. Topco products are sold under the Food Club, World Classic, Top Frost, Top Crest, Top Care, Top Fresh and Mega labels in the grocery, frozen food, dairy, fresh meat, poultry and health and beauty care departments. The high quality and attractive pricing of the Food Club program have made it widely accepted by the Company's customers as an alternative to national brands. Approximately 17% of the Company's fiscal 1997 grocery item sales were of Topco products. Topco's private label program allows the Company to pass on substantial savings to customers, while maintaining a reputation for superior quality. The low cost of Topco products enables the Company to earn above average margins compared to national brands despite the lower prices offered to customers. The Company intends to continue to expand its sales of profitable Food Club private label products to price-conscious consumers through its arrangement with Topco. The Company also intends to develop its own private label products aimed at price points below the Topco products.

Category Management

         The Company is currently in the process of implementing a category management system designed to combine traditional buying, reordering and pricing functions under the leadership of corporate level category merchandisers. The system will also allow the Company to assign direct profit management to the individuals responsible for a product category. The Company believes that such a system will improve sales, optimize inventory levels, reduce purchase costs and thereby enhance gross profit and operating profit margins. The Company anticipates completion of the program's implementation in fiscal 1998.

Advertising and Promotion

         The Company primarily utilizes newspaper, radio, television and in-store advertising in both Puerto Rico and the U.S. Virgin Islands. The Company's grocery operations run multi-page newspaper inserts and page full-color shoppers. The Company advertises on television primarily through trailers on vendor-sponsored advertisements. In fiscal 1997, the Company launched a major advertising campaign. This campaign presents both the Pueblo and Xtra format in a single advertisement promoting special offers at both store formats. This market strategy stresses the different store formats yet serves to reduce advertising costs.

         All advertising is created and designed through the Company's wholly-owned advertising agency, CaribAd (Adteam). Adteam, based in Puerto Rico, develops promotional programs for all of the Company's markets, thereby providing it with cost advantages over its competitors. In addition, Adteam has other clients in Puerto Rico, generating incremental income for the Company.

Competition

         The grocery retailing business is highly competitive. Competition is based primarily on price, quality of goods and service, convenience and product mix. The number and type of competitors and the degree of competition experienced by individual stores, vary by location.

         The Company competes with local food chains such as Supermercados Amigo, Grande Supermarkets, and Plaza Extra, as well as numerous independent operations throughout Puerto Rico and the U.S. Virgin Islands. In addition, several warehouse clubs and mass merchants, such as Sam's Warehouse clubs, Wal-Mart, Kmart and Walgreens, have opened locations in Puerto Rico and the U.S. Virgin Islands. Despite these competitive challenges, the Company continues to maintain its position as market share leader in each of its respective markets.

         Although the Company's Blockbuster operations constitute the only major video chain in Puerto Rico and the U.S. Virgin Islands, they compete with numerous local, independent video retailers. In addition, the Company's Blockbuster video stores compete against television, cable, satellite broadcasting, movie theaters and other forms of entertainment.

Management Information Systems

         The Company believes that high levels of automation and technology are essential to its operations and has invested considerable resources in computer hardware, systems applications and networking capabilities. These systems integrate all major aspects of the Company's business, including the monitoring of store sales, inventory control, merchandise planning, labor utilization, distribution and financial reporting.

         All of the Company's stores are equipped with state-of-the-art point of sale terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer check-out and provide valuable stock-replenishment information for buyers and real-time financial information used by management to provide greater control on a line-item basis in determining true store-by-store costs. To provide the best service possible, the Company has installed a labor scheduling system that schedules the optimal staffing based on sales, customer traffic and defined service objectives. The Company's management information systems at its Blockbuster operations are state-of-the-art systems which are licensed to the Company by BEC. The conversion of the Company's financial systems to handle the year 2000 is expected to be completed by May 1997. Other system conversions are expected to be completed by the end of calendar 1998 for year 2000 compatibility.

Employees

         As of January 25, 1997, the Company had approximately 8,000 employees (full- and part-time) of whom approximately 6,700 were employed at the supermarket level, 600 at the corporate offices and distribution center and 700 by the Blockbuster division. Approximately 65% of the Company's supermarket employees are employed on a part-time basis. Approximately 5,600 store employees are represented by a non-affiliated collective bargaining organization under a contract expiring in 1999. The Company considers its relations with its employees to be good.

         As part of the Company's effort to reduce labor costs, the Company has changed labor scheduling practices, reduced the handling of products and improved stock room operations. This enabled the Company to eliminate 440 store employees in its Puerto Rico supermarkets in January 1997, reducing annual labor costs by approximately $9.0 million.

Trademarks, Tradenames and Service Marks

         The Company owns certain trademarks, tradenames and service marks used in its business. The Company believes that its trademarks, tradenames, and service marks, including Pueblo and Xtra, are valuable assets due to the fact that brand name recognition and logos are important considerations in the Company's consumers' markets. As a franchisee, the Company has exclusive rights to use the Blockbuster trademark in its specified franchise territories.

Regulation

         Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

ITEM 2.           PROPERTIES

         The following table sets forth information as of January 25, 1997 with respect to the owned and leased stores and support facilities used by Pueblo in its business:


                                                 Owned (1)                  Leased                   Total
                                           ----------------------   ----------------------   ----------------------
                                            No.     Gross Sq. Ft.    No.     Gross Sq. Ft.    No.     Gross Sq. Ft.
                                           ----   ---------------   ----   ---------------   ----   ---------------
Pueblo supermarkets:
  Puerto Rico...........................      2            91,000     12           305,000     14           396,000
  U.S. Virgin Islands...................      3           112,000      3            83,000      6           195,000
Xtra superstores:
  Puerto Rico...........................      7           359,000     23         1,018,000     30         1,377,000
Blockbuster video stores................      5            31,000     22           114,000     27           145,000
Warehouse and distribution facilities...      1           300,000      1            13,000      2           313,000

------------

(1) Four of the owned stores include land leases: three Xtra stores in Puerto Rico, and one Pueblo store in the U.S. Virgin Islands.

         The Company also owns the shopping centers at three of its store locations in Puerto Rico.

         The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay certain expenses related to the premises such as insurance, taxes and maintenance. See Note (6)--Leases and Leasehold Interests of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K. The Company does not anticipate any difficulties in renewing its leases as they expire.

        The construction of owned facilities is financed principally with internally generated funds. All owned properties of Pueblo are pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's existing bank credit agreement, dated as of July 21, 1993 (the "Existing Bank Credit Agreement") with a syndicate of banks entered into in connection with the Acquisition. See Note (5)--Debt of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K. Pueblo contemplates entering into an amended bank credit agreement (the "New Bank Credit Agreement") in connection with its proposed refinancing plan. See Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         The Company has discontinued its operations in Florida, as described more fully in Note (2)--Unusual Charges of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K, and has closed all eight of its Xtra stores located in Florida during fiscal 1997. The Company has sold one owned Xtra location and the lease rights to a second location. The Company is seeking to dispose of its remaining Florida retailing assets.

         The Company owns its corporate offices located in San Juan, Puerto Rico, and leases its administrative offices located in Pompano Beach, Florida.

         The Company believes that its properties are adequately maintained and sufficient for its business needs.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which, except as set forth below, are not deemed material. The Company's management does not believe that the ultimate resolution of any of these matters could have a material adverse effect on the Company's consolidated results of operations or financial condition.

         Pueblo has been party to various lawsuits alleging a fraud engaged in by Premium Sales Corp., Plaza Trading Corporation and Windsor Wholesale Company and numerous of their related subsidiaries ("Premium") in which damages totalling approximately $300 million (plus treble damages, punitive damages and/or attorneys' fees) were claimed against each defendant. Premium was ostensibly engaged in the business of "brokering" or "diverting" groceries throughout the United States and various foreign countries from 1988 until its official bankruptcy in 1993. Following the Premium bankruptcy, the Receiver and Bankruptcy Trustee sued numerous grocers, including Pueblo, claiming that the grocers were liable for Premium's losses, and a class action was filed against Pueblo and other defendants on behalf of the investors in the funding entities which lost monies in the Premium fraud. All litigation against Pueblo has been settled for an amount which, taking into account all litigation costs and settlement costs, is within the $5.3 million of reserves established from fiscal years 1994 through 1997 for such purpose. The settlement received preliminary court approval on February 11, 1997. The Company's legal counsel has advised that it expects the settlement to receive final approval at a final fairness hearing scheduled for May 7, 1997.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended January 25, 1997.

                                    PART II.


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

Market Information

         There is no established public trading market for the Company's common equity.

Holders

         The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc., a Delaware holding company ("Holdings") which in turn is beneficially owned by a trust for the benefit of the family of Gustavo Cisneros, and a trust for the benefit of the family of Ricardo Cisneros (the "Principal Shareholders"), with each trust having an approximate 50% indirect beneficial interest in Holdings. Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of such shares.

Dividends

         No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the Existing Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo to the Company are restricted under the terms of the Existing Bank Credit Agreement. The Existing Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the Credit Facility) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the 10-year, 9 1/2% senior notes (issued in connection with the Acquisition) then due and payable in accordance with the terms thereof. Similar restrictions on dividends will be included in the New Bank Credit Agreement.

ITEM 6.           SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per selling square foot amounts)

                                                                    Fiscal Year Ended (1)
                                    -----------------------------------------------------------------------------
                                     January 30,     January 29,      January 28,     January 27,    January 25,
                                        1993 (2)       1994 (3)          1995            1996           1997
-----------------------------------------------------------------------------------------------------------------
Operating Statement Data
 Net sales                            $ 1,251,726    $ 1,199,123    $ 1,166,955    $ 1,145,370    $ 1,020,056
 Cost of goods sold                       948,568        903,850        871,136        848,490        760,329
                                      -----------    -----------    -----------    -----------    -----------
      Gross profit                        303,158        295,273        295,819        296,880        259,727
 Selling, general and admin-
   istrative expenses (4)                 232,202        230,266        229,197        240,219        213,485
 Depreciation and
   amortization                            29,649         37,650         43,865         43,669         41,128
 Unusual charges (5)                           --             --             --         32,161          4,160
                                      -----------    -----------    -----------    -----------    -----------
      Operating profit (loss)              41,307         27,357         22,757        (19,169)           954
 Transaction costs                             --        (11,217)            --             --             --
 Sundry, net                                 (278)           (66)           (35)           (52)           122
 Interest expense-debt and
   capital lease obligations              (14,193)       (22,255)       (32,809)       (34,221)       (30,458)
 Interest and investment
   income, net                              1,146            620            656            875            276
 Income tax (expense)
   benefit                                (12,060)        (1,208)         4,790         20,210          9,535
                                      -----------    -----------    -----------    -----------    -----------
 Income (loss) before
   cumulative effect of a
   change in accounting
   principle                               15,922         (6,769)        (4,641)       (32,357)       (19,571)
 Cumulative effect of a
   change in accounting
   principle                                   --         (2,982)            --             --          2,653
                                      -----------    -----------    -----------    -----------    -----------
 Net income (loss)                    $    15,922    $    (9,751)   $    (4,641)   $   (32,357)   $   (16,918)
                                      ===========    ===========    ===========    ===========    ===========


                                                                     AS OF (1)
                                    ------------------------------------------------------------------------------
                                       January 30,     January 29,      January 28,     January 27,   January 25,
                                           1993           1994             1995            1996          1997
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
 Cash and cash equivalents (6)        $     7,838    $     5,471    $    15,680    $     6,928    $    12,148
 Working capital (deficit)                 (8,478)       (26,873)       (11,534)       (31,125)       (56,217)
 Property and equipment, net              168,395        224,605        207,935        166,283        150,915
 Total assets                             300,012        619,625        602,695        573,383        522,740
 Total debt and capital
    lease obligations                     123,686        347,124        329,855        308,497        295,204
 Stockholders' equity                      48,074         66,897         77,256         44,899         32,981



                                                     Fiscal Year Ended (1)
                             ------------------------------------------------------------------------------
                               January 30,     January 29,     January 28,     January 27,    January 25,
                                1993 (2)        1994 (3)           1995           1996            1997
-----------------------------------------------------------------------------------------------------------
Certain Financial Ratios
   And Other Data
EBITDA (7)                          $ 70,956        $ 65,007        $ 66,622        $ 56,661       $ 50,391
Capital expenditures                  22,472          23,493          16,401          22,334         14,455
EBITDA margin (7)                        5.7%            5.4%            5.7%            4.9%           4.9%
Debt to EBITDA                          1.74            5.34            4.95            5.44           5.86


                                                                            Fiscal Year (1)
                                                     -----------------------------------------------------------------
                                                      1993 (2)      1994 (3)       1995          1996          1997
                                                     -----------------------------------------------------------------
Pueblo And Xtra Store Data:
Puerto Rico
  Number of stores (at fiscal year-end)                     40            42            44            46            44
  Average sales per store (8)                        $  21,091     $  20,776     $  20,263     $  20,212     $  19,672
  Average selling square footage                        26,818        26,601        26,729        27,536        27,591
  Average sales per selling square foot (8)          $     786     $     781     $     758     $     731     $     722
  Total sales                                          850,139       860,190       874,019       877,603       886,765
  Same store sales % change                                9.2%         (0.9)%        (1.3)%        (2.8)%        (2.6)%
U.S. Virgin Islands
  Number of stores (at fiscal year-end)                      5             5             5             6             6
  Average sales per store (8)                        $  19,220     $  19,003     $  15,619     $  14,960     $  15,110
  Average selling square footage                        20,724        20,724        20,724        20,104        20,104
  Average sales per selling square foot (8)          $     927     $     917     $     754     $     744     $     752
  Total sales                                           97,970        95,014        78,097        76,813        90,659
  Same store sales % change                                0.9%         (1.2)%       (17.8)%        (3.3)%         7.0%
Florida (9)
  Number of stores (at fiscal year-end)                     10             8             8             8            --
  Average sales per store (8)                        $  28,230     $  25,226     $  23,481     $  21,518            --
  Average selling square footage                        52,075        50,398        50,398        50,398            --
  Average sales per selling square foot (8)          $     542     $     501     $     466     $     427            --
  Total sales                                          286,853       220,730       187,845       159,659            --
  Same store sales % change                               (4.4)%       (14.7)%       (11.6)%          --            --
Blockbuster Store Data:
  Number of stores (at fiscal year-end)                     19            21            22            22            27
  Average sales per store (8)                        $   1,206     $   1,123     $   1,254     $   1,443     $   1,588
  Average weekly sales                                     452           467           535           608           794
  Total sales                                           16,763        23,189        26,994        31,295        35,938
  Same store sales % change                               (3.5)%        (8.1)%        10.9%         14.0%         10.5%

----------------

(1) Operating activity for the 26 weeks ended January 29, 1994 and for the fiscal years 1995, 1996 and 1997 are representative of the Company subsequent to the Acquisition. All other operating activity pertains to Pueblo prior to the Acquisition.
(2)      Fiscal 1993 was a 53-week year.

(3) Represents the combined results of operations for the 26-week period ended July 31, 1993 of the Company's predecessor prior to the Acquisition and the 26-week period ended January 29, 1994 of the Company. The results for each 26-week period are as follows:



                                                                        26 Weeks Ended           26 Weeks Ended
                                                                        July 31, 1993           January 29, 1994
                                                                   -----------------------    -----------------------
Net sales .........................................................      $ 612,454                  $ 586,669

Gross profit ......................................................        150,961                    144,312

Selling, general and administrative expenses ......................        117,738                    112,528

Depreciation and amortization .....................................         15,745                     21,905

Operating profit ..................................................         17,478                      9,879

Transaction costs .................................................         11,217                         --

Interest expense, net .............................................          5,533                     16,102

Income tax expense, (benefit) .....................................          2,858                     (1,650)

Net income (loss) .................................................         (5,148)                    (4,603)

EBITDA ............................................................         33,223                     31,784

(4) Selling, general and administrative expenses for fiscal years 1996 and 1997 include certain expenses and charges related to the implementation of the Company's strategic initiatives and other matters. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -General".
(5) The Company recorded unusual charges of approximately $30 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market and an unusual charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations.
(6) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(7) EBITDA represents income (loss) before interest, income taxes, sundry, depreciation and amortization, transaction costs, and unusual charges. In fiscal 1997, income taxes included $1.5 million representing the tax effect of the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 121 during such fiscal year. See Note (1)--Significant Accountiing Policies of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as it is the basis upon which the Company assesses its financial performance. EBITDA margin represents EBITDA divided by net sales.
(8) Beginning in 1996, average sales are weighted for the period of time stores are open during the year.
(9)      All Xtra stores in Florida were closed in the first quarter of fiscal
         1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to significantly expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new Blockbuster locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 50 and the number of the Company's Blockbuster locations (including conversions) grew from 20 to 27, in each case measured from the Acquisition through the end of fiscal 1997. In addition, the Company added one new supermarket in Florida after the Acquisition which was subsequently closed in fiscal 1997, as described below. From the Acquisition through fiscal 1997, the Company made capital expenditures totalling $67.1 million, of which $61.3 million related to Puerto Rico and the U.S. Virgin Islands. The Company's focus on new supermarket development rather than supermarket operations, as well as the effects of increased competition, resulted in a decline in total sales, same store sales, and consolidated operating results.

         Throughout this time period, the Company's markets have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other grocery store operators to increase prices and has intensified the competitive environment by causing such retailers to emphasize promotional activities and discount pricing to maintain or gain market share. The South Florida market, in particular, has been characterized by intense competition that negatively affected the performance of the Company's stores in that market through fiscal 1996.

         In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it has a stronger competitive position and greater profit opportunities. In the spring of 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the conversion of five Pueblo stores to the Xtra format, the closing of two underperforming Xtra stores in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six Pueblo Video Clubs into in-store Blockbuster outlets.

         In the summer of 1996, in conjunction with implementation of a revised business strategy, the Company retained a retail industry consulting firm to assist management in analyzing the Company's operating practices. One result of such analysis was the reorganization of labor scheduling practices, which enabled the Company to eliminate 440 store employees in January 1997 and reduce annual labor costs by approximately $9.0 million. It is management's belief that the decision to exit the Florida market, together with the actions which the Company began to take in the spring of 1996 and the implementation of its revised business strategy, has begun to contribute, and should continue to contribute, toward improved operating results.

         Other strategic measures being undertaken by the Company include: (i) continual evaluation of Pueblo store formats relative to the markets they serve for potential future conversions to Xtra stores; (ii) continued conversion of its remaining Pueblo Video Clubs to Blockbuster outlets and the opening of additional free-standing Blockbuster stores; (iii) other interior store changes to increase customer traffic, such as in-store banking and in-store fast food restaurants for select locations; (iv) selective development of new supermarkets in attractive markets, particularly in the interior of Puerto Rico; (v) continued implementation of new store operating procedures and practices to enhance productivity and reduce labor costs; (vi) improving procurement and distribution practices in order to improve gross margins;
(vii) implementation of a category management system and expansion of its sales of private label products; (viii) continuing a more effective advertising program emphasizing the Company's price competitiveness and (ix) maintenance of an ongoing program to recruit managers trained in United States mainland supermarket retailing practices and establishment of performance-based compensation programs. The Company believes that these strategic measures will be an effective means of improving sales by increasing customer traffic in its supermarkets.

         In connection with the strategic initiatives begun in January 1996, the Company has incurred a number of unusual charges and other items that have adversely affected the Company's operating profit, including the following items which aggregated $36.1 million in fiscal 1996 and $12.3 million in fiscal 1997. The Company recorded unusual charges of approximately $30.0 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market, and an unusual charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. See Note
(2)--Unusual Charges of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K. Other items which adversely affected the Company's operating profit and were related to the implementation of the Company's strategic initiatives including the following, which aggregated $3.9 million in fiscal 1996 and $8.1 million in fiscal 1997. In fiscal 1996, an adjustment to the net realizable value of certain non-operating real property in Puerto Rico caused a charge of $3.9 million. In fiscal 1997, as a result of the adoption of SFAS No. 121, the Company recognized operating losses of $4.1 million (or $2.7 million net of deferred taxes) from the closed Florida operations, as discussed below. See Note (1)--Significant Accounting Policies of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K. In addition, in fiscal 1997, the elimination of 440 store employees resulted in a charge of approximately $1.1 million in severance costs and the closing of two Puerto Rico stores resulted in a $2.9 million charge.


RESULTS OF OPERATIONS

Adjustments for Florida Closing

         In fiscal 1996, the Company determined to discontinue its retail operations in Florida. The effective date of the Florida closing was December 30, 1995. All eight of the Xtra stores in Florida were closed in the first quarter of fiscal 1997. The following table presents selected comparative operating data of the Company for the three fiscal years ended January 25, 1997 after excluding the Florida retail division (the "Continuing Business"):




                                                                         Year Ended           Year Ended          Year Ended
                                                                         January 28,          January 27,         January 25,
                                                                             1995                1996                 1997
                                                                       ----------------     ---------------     ----------------
Selected Operating Results of the Puerto Rico and U.S. Virgin
    Islands Operations: (dollars in thousands)

Net sales                                                                  $979,110            $985,711           $1,013,363

Gross profit                                                                250,810             259,508              259,291

Selling, general and administrative expenses                                186,861             201,402              208,900

EBITDA (1)                                                                   63,949              58,106               50,391

Depreciation and amortization                                                38,418              39,075               41,128

Operating profit                                                             25,531              16,748                9,263

Selected Operating Results of the Puerto Rico and U.S. Virgin
    Islands Operations: (as a percentage of sales)

Gross profit                                                                   25.6%               26.3%                25.6%

Selling, general and administrative expenses                                   19.1                20.4                 20.6

EBITDA (1)                                                                      6.5                 5.9                  5.0

Operating profit                                                                2.6                 1.7                  0.9

------------

(1) EBITDA represents income (loss) before interest, income taxes, sundry, depreciation and amortization and unusual charges. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included as it is the basis upon which the Company assesses its financial performance.

FISCAL 1997 VS. FISCAL 1996

         As of January 25, 1997, the Company operated a total of 50 supermarkets and 27 Blockbuster locations in Puerto Rico and the U.S. Virgin Islands. During fiscal 1997, the Company closed all eight of its Xtra stores and its distribution facility in Florida as part of the disposal of the Company's Florida retail operations. For further details of the Florida closing, see Note
(2)--Unusual Charges of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K. In addition, in fiscal 1997, the Company closed two underperforming Xtra stores in Puerto Rico, converted five Pueblo stores to Xtra stores in Puerto Rico, and converted four Pueblo Video Clubs into in-store Blockbuster outlets in Puerto Rico.

         Fiscal 1997 net sales decreased by $125.3 million or 10.9% from $1,145.4 million in the prior year to $1,020.1 million. A primary factor in the overall sales reduction was the closing of the Florida retail operations, which had sales of $6.7 million and $159.7 million in fiscal 1997 and fiscal 1996, respectively. Net sales from the Continuing Business increased by $27.7 million or 2.8% in fiscal 1997 over fiscal 1996. Of this increase, 83% was attributable to supermarket sales and 17% was attributable to Blockbuster operations. In fiscal 1997, same store sales, or sales for stores open in comparable 52-week periods for the Continuing Business, decreased by 1.4%, as compared to a same store sales decline for the Continuing Business of 2.4% in fiscal 1996. This decline reflected a same store sales decrease for the year of 2.6% in the Company's Puerto Rico supermarket operations (which represent approximately 87.5% of the Company's total sales) as competition continued to adversely affect the operating division's sales performance. However, the Company's Puerto Rico supermarket operations experienced an increase in same store sales of 3.4% in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. U.S. Virgin Islands supermarket operations experienced a same store sales increase for fiscal 1997 of 7.0%. Blockbuster operations experienced a same store sales increase for fiscal 1997 of 10.5%.

         Gross profit margin in fiscal 1997, as a percentage of sales, was 25.5% or 0.4% below the 25.9% in the prior year. Gross margin for the Continuing Business decreased 0.7% from 26.3% in fiscal 1996 to 25.6% in fiscal 1997. The primary factor in this decline was the 4.7% decline in the meat department gross margin from the prior year in the Puerto Rico supermarkets. The decline in meat margins was principally the result of a reduction in prices due, in part, to competition, partially offset by a reduction in shrinkage in the meat department. The decrease in gross margin was partially offset by improved margins in the Blockbuster operations.

         Selling, general and administrative expenses decreased from the prior year amount of $240.2 million to $213.5 million, or 11.1%, primarily as a result of the closing of the Florida operations. Selling, general and administrative expenses, as a percentage of sales, was 20.9% in fiscal 1997, which was comparable to that of fiscal 1996. Selling, general and administrative expenses from the Continuing Business increased from $201.4 million to $208.9 million, or as a percentage of sales, increased 0.2% from 20.4% in fiscal 1996 to 20.6% in fiscal 1997. Major factors contributing to the increase were (a) a $2.9 million charge for the closing of two Xtra stores in Puerto Rico, (b) a $2.7 million increase in advertising expenditures for the Continuing Business, (c) $1.9 million in consulting fees arising from an ongoing project to improve supermarket operations in Puerto Rico and (d) $1.1 million in severance costs recorded in connection with the elimination of 440 store employees in Puerto Rico.

         Depreciation and amortization decreased $2.6 million from $43.7 million in fiscal 1996 to $41.1 million in fiscal 1997, primarily as a result of the closing of the Florida operations. Depreciation and amortization from the Continuing Business increased $2.0 million from $39.1 million in fiscal 1996 to $41.1 million in fiscal 1997. The increase was due mainly to the full year of depreciation on fiscal 1996 capital expenditures of $21.8 million. In addition, the Company recorded an additional $600,000 in depreciation related to a change in estimated life of its shopping carts.

         Interest expense, net of interest and investment income, of $30.1 million decreased by $3.2 million, or 9.5%, as compared to fiscal 1996. This decrease is primarily due to a reduction in interest on capital lease obligations resulting from the Florida closing combined with lower interest rates and principal amortization on the term loans under the Existing Bank Credit Agreement, dated as of July 21, 1993 (the "Existing Bank Credit Agreement"), partially offset by increased short-term borrowing during fiscal 1997.

         In fiscal 1996, the Company, under then applicable accounting principles, recorded an unusual charge of $30.0 million, including estimated operating losses for the phase-out period in fiscal 1997 related to the discontinued Florida operations. In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Pursuant to the requirements of this statement, the Company's results of operations in fiscal 1997 included operations of the Florida stores for the phase-out period in fiscal 1997. The recognition of these operations negatively affected the Company's operating profit by $4.1 million in fiscal 1997. Furthermore, in accordance with SFAS No. 121, the Company recorded the cumulative effect of a change in accounting principle of $2.7 million (net of deferred income taxes of $1.5 million), the effect of which was to offset the Florida operating losses recorded in fiscal 1997, as described above. See Note
(1)--Significant Accounting Policies and Note (2)--Unusual Charges of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K. In addition, the Company recorded $4.2 million in unusual charges in fiscal 1997 to write down assets from the Florida operations in order to reflect a revised estimate of the fair value of the remaining properties held for sale.

         The decrease in the income tax benefit of $10.7 million was primarily the result of the tax effects of the $30.0 million charge for the Florida disposal that was recorded in fiscal 1996.

         Results for fiscal 1997 were a net loss of $16.9 million, as compared to a net loss of $32.4 million for fiscal 1996.

FISCAL 1996 VS. FISCAL 1995

         As of January 27, 1996, the Company operated 60 supermarkets and 22 Blockbuster locations throughout Puerto Rico, the U.S. Virgin Islands and Florida. During fiscal 1996, the Company closed one small Pueblo store and opened three new Xtra stores in Puerto Rico. In addition, the Company opened one new Pueblo store, which it purchased from a competitor, in the U.S. Virgin Islands.

         Net sales decreased by $21.6 million, or 1.8%, in comparison to the prior year. Sales of approximately $12.5 million related to Florida retail operations subsequent to December 30, 1995 (the effective date of closing for accounting purposes) are included in unusual charges in the consolidated statement of operations for fiscal 1996. Additionally, sales derived from fiscal 1996 new store openings were $18.2 million. Same store sales, or sales for stores open in comparable 52-week periods, decreased by 3.3%. This reflects the effects of increased competition as same store sales decreases were experienced in all supermarket operating divisions. The Puerto Rico supermarket operations, the major contributor to total company sales (with approximately 77.0% of the total), reflected a same store sales decrease for the year of 2.8%. The effects of competitors' new store openings in the U.S. Virgin Islands were fully cycled during the fourth quarter of fiscal 1996 as indicated by a same store sales increase of 3.8% in the U.S. Virgin Islands for the 12-week period ended January 27, 1996, although such same store sales decreased 3.3% for the entire fiscal year. Fiscal 1996 Blockbuster video operations experienced a same store sales increase of 14.0% over the prior year.

         Although the Company's operations in the U.S. Virgin Islands were hindered by Hurricane Marilyn, there were no material net losses in property due to the adequacy of insurance coverage maintained by the Company. Most stores were re-opened (with temporary repairs) within a few days of being hit by the hurricane to ensure that residents could get the necessary food and supplies.

         Gross profit margin, as a percentage of sales, was 0.6% greater than that of the prior year primarily due to a reduction in retail shrink and selective price increases.

         Selling, general and administrative expenses, as a percentage of sales, increased by 1.3% for fiscal 1996 principally due to higher direct store selling expenses. Major factors contributing to the increase were (a) higher labor costs partly caused by selected increases in customer service levels in Puerto Rico as well as costs associated with the implementation of the frequent shopping program in Florida through December 30, 1995, the effective closing date of the Florida operating division, (b) increased advertising and legal costs, (c) higher repairs and maintenance combined with the fixed nature of certain store expenses such as rent and utilities and (d) an adjustment to net realizable value for certain non-operating property in Puerto Rico in the amount of $3.9 million.

         Depreciation and amortization for fiscal 1996 was comparable to that of fiscal 1995.

         Interest expense of $33.3 million, net of interest and investment income, increased by $1.2 million, or 3.7%, primarily due to bank financing fees incurred during the fiscal year.

         During fiscal 1996, the Company recorded unusual charges of $32.2 million consisting of approximately $30.0 million resulting from the Florida closing and $2.2 million for restructuring in Puerto Rico operations. Included in the $30.0 million loss from the Florida closing are estimated operating losses during the phase-out period, a reduction of related assets to their estimated realizable value, the recognition of net future lease obligations, employee termination benefits for Florida operations and other store closing costs. See Note (2)--Unusual Charge of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K.

         The increase in the income tax benefit of $15.4 million was primarily the result of the tax effects of the Florida closing, the majority of which is deferred.

         Net results for fiscal 1996 reflect a net loss of $32.4 million as compared to a net loss of $4.6 million for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity for the Company's operational needs has historically been provided by cash flow from operations, along with funds available under the Existing Bank Credit Agreement. The Company believes that the consummation of the Refinancing Plan described will enhance the Company's liquidity resources.

         The Company is pursuing a refinancing plan (the "Refinancing Plan") designed to enhance its liquidity resources and to give its increased operating and financial flexibility. The Company intends to enter into a purchase agreement with investment banks to issue and sell $85 million principal amount of 9 1/2% Series B Senior Notes Due 2003 (the "Notes"), the terms of which will be substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes Due 2003 (the "Existing Notes"), which were issued in 1993 in connection with the Acquisition. The Company intends to use the net proceeds of the Notes to repay the senior secured indebtedness outstanding under the Existing Bank Credit Agreement. In connection with the Refinancing Plan, the Company and Pueblo are entering into the New Bank Credit Agreement which will provide for a $65.0 million revolving credit facility and less restrictive covenants compared to the Existing Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $23.3 million, Pueblo will have borrowing availability on a revolving basis of $41.7 million under the New Bank Credit Agreement. In connection with the consummation of the Refinancing Plan, the Company intends to satisfy $10 million of indebtedness payable to a related part by transferring its interest in two real estate properties from its closed Florida operations to such related party.
The Company believes that the completion of the Refinancing Plan will provide the Company with extended debt maturities, increased liquidity and less restrictive financial covenants, which will give it increased operating and financial flexibility.

         Cash provided by operating activities was $14.8 million, $24.1 million, and $27.8 million in fiscal 1997, fiscal 1996, and fiscal 1995, respectively. The major factor contributing to the reduction in net cash provided by operating activities for fiscal 1997 was net cash outlays totalling $17.0 million related to the Florida closing (excluding proceeds from the sale of certain fixed assets from the Florida retail operations).

         Net cash used in investing activities was $1.4 million, $21.8 million, and $15.7 million in fiscal years 1997, 1996, and 1995, respectively. The $20.4 million reduction in cash used in investing activities pertains primarily to $11.8 million received in fiscal 1997 for the sale of two Xtra stores and certain store equipment in Florida as part of the Florida closing, coupled with a net $7.4 million reduction in expenditures from the capital program. Total capital expenditures, net of proceeds from disposals, were $14.4 million, $21.8 million, and $15.7 million during fiscal years 1997, 1996, and 1995, respectively.

         Working capital during fiscal 1997 decreased $25.1 million from a deficit of $31.1 million at the end of fiscal 1996 to a deficit of $56.2 million at the end of fiscal 1997. A decrease in assets held for sale and deferred income taxes, and the inclusion of notes payable to a related party in current liabilities, contributed to the decrease in working capital.

         As of January 25, 1997, the Company had borrowings outstanding under the Existing Bank Credit Agreement consisting of $63.0 million in term loans and $16.0 million in revolving loans. The Company amended the Existing Bank Credit Agreement as of January 25, 1997 to increase the revolving facility by $10.0 million and to amend certain restrictive covenants in order to permit the Company to maintain its compliance with such covenants. The Company has classified as non-current $9.0 million under the revolving credit facility as a result of its intent to maintain this obligation on a long-term basis. The borrowings outstanding under the Existing Banking Credit Agreement mature on July 31, 2000. The term loans under the Existing Bank Credit Agreement are reduced over the term of the facility on a graduated basis in accordance with the credit agreement. Included in the $79.0 million outstanding under the Existing Bank Credit Agreement as of January 25, 1997 are principal payments aggregating $10.7 million due under the term loans in the succeeding 12-month period. Management anticipates that the principal payments will be financed by operations.

        Subsequent to January 25, 1997, the Company began negotiating with the Bank Syndicate to restructure the borrowings outstanding under the Existing Bank Credit Agreement and has begun to explore alternative sources of finances that will give it increased operating and financial flexibility.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $17.5 million as of January 25, 1997, including $7.5 million of principal payments due in the current fiscal year. Management anticipates that the principal payments will be financed by operations.

         The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $6.7 million as of January 25, 1997 and is anticipated to be funded with cash provided by operating activities.

        Capital expenditures for fiscal 1998 are expected to be approximately $11.1 million. This capital program, which is subject to continuing change and review, includes the conversion of ten Pueblo Video Clubs to in-store Blockbuster outlets, the opening of three new Blockbuster stores, and the remodeling of certain existing locations.

         Since the Acquisition, Holdings and its affiliates have supplemented the Company's capital resources. In April 1996, the Company received a contribution of $5.0 million from Holdings, which it used to reduce amounts outstanding under the Existing Bank Credit Agreement. In addition, on October 18, 1996, Holdings provided $10.0 million in additional funds to the Company in return for a non-interest bearing redeemable note payable to a related party. This $10.0 million in additional funds was used to reduce amounts outstanding under the Existing Bank Credit Agreement. In connection with the consummation of the Refinancing Plan, the Company intends to satisfy this indebtedness by transferring its interest in two real estate properties from its closed Florida operations to Holdings. The Company believes such properties have a fair market value of no more than $10.0 million.

         The Company believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.

Quarterly Financial Data


        The following table sets forth interim financial data as reported in previous filings as well as adjusted interim financial data due to the effects of the adoption of SFAS No. 121 at the beginning of fiscal year 1997:

                                                                        Unaudited
                                        -------------------------------------------------------------------------------------------
                                        16 Weeks       16 Weeks         28 Weeks        28 Weeks        40 Weeks        40 Weeks
                                        Ended           Ended           Ended           Ended           Ended           Ended
                                        May 18,         May 18,         August 10,      August 10,      November 2,     November 2,
                                        1996            1996            1996            1996            1996            1996
                                        As Reported    Adjusted       As Reported       Adjusted      As Reported      Adjusted
                                        -------------------------------------------------------------------------------------------
Operating Statement Data
  Net Sales                             310,368         317,060         536,376         543,068         765,008         771,700

  Costs of goods sold                   230,301         236,557         396,006         402,262         567,631         573,887
                                        -------         -------         -------         -------         -------         -------
     GROSS PROFIT                        80,067          80,503         140,370         140,806         197,377         197,813

  OPERATING EXPENSES
  Selling, general and
   administrative expenses               62,291          66,876         107,628         112,213         155,613         160,198
  Depreciation and amortization          12,003          12,003          21,048          21,048          30,153          30,153
                                        -------         -------         -------         -------         -------         -------
      OPERATING PROFIT                    5,773           1,624          11,694           7,545          11,611           7,462

  Sunday, net                               (43)            (43)            (56)            (56)            (67)            (67)
                                        -------         -------         -------         -------         -------         -------
       INCOME BEFORE
       INTEREST, INCOME
       TAXES, AND
       CUMULATIVE EFFECT
       OF A CHANGE IN
       ACCOUNTING
       PRINCIPLE                          5,730           1,581          11,638           7,489          11,544           7,395

  Interest expense on debt               (9,096)         (9,096)        (16,016)        (16,016)        (22,830)        (22,830)
  Interest expense on capital lease        (356)           (356)           (614)           (614)           (866)           (866)
    obligations
  Interest and investment income,
    net                                      51              51              91             91              127             127
                                        -------         -------         -------         -------         -------         -------
       LOSS BEFORE INCOME
       TAXES AND
       CUMULATIVE EFFECT
       OF A CHANGE IN
       PRINCIPLE                         (3,671)         (7,820)         (4,901)         (9,050)        (12,025)        (16,174)

  Income tax benefit                        651           2,147             797           2,293           3,269           4,765
                                        -------         -------         -------         -------         -------         -------
       LOSS BEFORE
        CUMULATIVE EFFECT
        OF A CHANGE IN
        ACCOUNTING PRINCIPLE             (3,020)         (5,673)         (4,104)         (6,757)         (8,756)        (11,409)

 Cumulative effect of a change in
   accounting principle, met of
     deferred income taxes of
        $1,496                               --           2,653              --           2,653              --           2,653
                                        -------         -------         -------         -------         -------         -------

       Net LOSS                          (3,020)         (3,020)         (4,104)         (4,104)         (8,756)         (8,756)
                                        =======         =======         =======         =======         =======         =======



IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The inflation rate for food prices continues to be lower than the overall increase in the U.S. Consumer Price Index. The Company's primary costs, products and labor, usually increase with inflation. Increases in inventory costs can typically be passed on to the customer. Other cost increases must by recovered through operating efficiencies and improved gross margins. Currency in Puerto Rico and the U.S. Virgin Islands is the U.S. dollar. As such, the Company has no exposure to foreign currency fluctuations.

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which will continue after consummation of the Refinancing Plan (including limiting effects on ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any dispositions), the Company's ability to continue to attract, retain and integrate into its management structure qualified senior managers, the Company's limited geographic markets, competitive conditions in the markets in which the Company operates and buying patterns of consumers and the Company's successful implementation of its business strategy and successful consummation of the Refinancing Plan.

ITEM 8.           FINANCIAL STATEMENTS

         Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report. Specific consolidated financial statements can be found at the pages listed in the following index:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----

Independent Auditors' Report ..................................................................................F-1

Consolidated Balance Sheets as of January 25, 1997
   and January 27, 1996........................................................................................F-2

Fiscal years ended January 25, 1997, January 27,
   1996, and January 28, 1995:

         Consolidated Statements of Operations.................................................................F-4

         Consolidated Statements of Cash Flows.................................................................F-5

         Consolidated Statements of Stockholder's Equity.......................................................F-6

Notes to Consolidated Financial Statements.....................................................................F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with the Company's accountants on accounting and financial disclosure during the applicable periods.

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list (as of April 1, 1997) of the names of the directors and executive officers of the Company, their respective ages and their respective positions with the Company. The terms of the directors and executive officers of the Company expire annually upon the holding of the annual meeting of stockholders.

Directors
---------


Name                                         Age     Position
----                                         ---     --------

Gustavo A. Cisneros..........................51      Chairman of the Board; Member of the Executive Committee


William T. Keon, III.........................50      Director; President and Chief Executive Officer; Chairman
                                                      of the Executive Committee; Chairman of the Audit and Risk
                                                      Committee; Member of the Compensation and Benefits Committee

David L. Aston...............................50      Director; Executive Vice President; President of Puerto Rico
                                                      Food Retail Division

Steven I. Bandel.............................43      Director; Member of the Executive Committee; Chairman of
                                                      the Compensation and Benefits Committee

Alejandro Rivera.............................54      Director; Member of the Audit and Risk Committee; Member of
                                                      the Compensation and Benefits Committee

Cristina Pieretti............................45      Director


Executive Officers
------------------

William T. Keon, III.........................50      President and Chief Executive Officer

David L. Aston...............................50      Executive Vice President; President of Puerto Rico
                                                      Food Retail Division

Lawrence Elias...............................54      Senior Vice President, Management Information
                                                      Systems

Filiberto Berrios............................51      Senior Vice President; President of Blockbuster
                                                      Division

        Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been a direct or indirect beneficial owner of interests in and a director of certain companies that own or are engaged in a number of diverse commercial enterprises in Venezuela, the United States, Brazil, Chile and Mexico (the "Cisneros Group"), including the Company. He is a member of the board of directors of Univision Communications, Inc., Evenflo & Spalding Holdings Corporations and RSL Communications, Inc.

         William T. Keon, III has been a Director of the Company since October 1995. He assumed the position of President and Chief Executive Officer and was appointed Chairman of the Executive Committee and Audit and Risk Committee also in October 1993. He is also a member of the Compensation and Benefits Committee. Since January 1983, Mr. Keon has served in senior managerial roles in the Cisneros Group.

         David L. Aston joined the Company in March 1997 as a Director, Executive Vice President and President of the Puerto Rico Food Retail Division. From June 1993 until the time he joined the Company, Mr. Aston served as president of Waldbaums and Superfresh Foods, units of the A&P Company, a supermarket chain in the New York area. Prior to June 1993, he served as Vice President of Merchandising and Operations for the Kroger Company.

         Steven I. Bandel has been a Director of the Company since the Acquisition. He was appointed to the Executive Committee during October 1995. Since prior to 1992, he has been actively involved in the operations and management of certain companies in the Cisneros Group, other than a period from February 1990 to May 1992 during which he acted as a partner in a Venezuelan investment banking firm.

         Alejandro Rivera has been a Director of the Company since April 1, 1997. He was previously a Director of the Company since the Acquisition until June 30, 1995. Since 1976, he has been actively involved in the operations and management of certain companies in the Cisneros Group. Mr. Rivera is also an Alternate Director of Univision Communications, Inc. Mr. Rivera is a member of the Audit and Risk Committee and of the Compensation and Benefits Committee.

         Cristina Pieretti was appointed a Director in March 1997. During most of the last seven years, she has been actively involved in operations of companies in the Cisneros Group in areas related to consumer goods, retailing and telecommunications, other than a period from March 1995 to February 1996 during which she acted as a partner in a consulting firm.

         Lawrence Elias has served as Senior Vice President of Management Information Systems of the Company since September 1993. He joined the Company in March 1988 as Vice President of Management Information Systems and was promoted to Senior Vice President in September 1993.

         Filiberto Berrios has held a variety of positions with the Company since 1965, most recently as Vice President and General Manager of the Blockbuster Division. In March 1997, he was promoted to Senior Vice President and President of the Blockbuster Division.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or distributed by the Company through January 25, 1997 to, or accrued through such date for the account of the current Chief Executive Officer as well as each of the three executive officers of the Company serving at January 25, 1997 and the executive officer terminating during fiscal 1997 (who would have been reportable except for his termination from the Company) for their services in all capacities to the Company.


                           SUMMARY COMPENSATION TABLE


                                                           Annual Compensation
                                         -------------------------------------------------------
                                                                                       Other
                 Name                                                                 Annual          All Other
                 and                                                                  Compen-          Compen-
              Principal                  Fiscal        Salary          Bonus          sation            sation
               Position                   Year          ($)             ($)             ($)              ($)
--------------------------------------   -------    ------------    -----------    -------------   ----------------

William T. Keon, III,                     1997           107,778         94,100                -          6,056 (5)
   President and Chief Executive          1996           125,000              -                -                  -
   Officer                                1995                 -              -                -                  -

Jeffrey P. Freimark,
   Executive Vice President;
   Chief Financial Officer;               1997           260,000         71,345                -         11,911 (5)
   Assistant Secretary and                1996           250,000         16,735       31,978 (1)         10,014 (5)
   Treasurer (Resigned 2/28/97)           1995           240,000         18,400                -          8,562 (5)

Edwin Perez,
   Executive Vice President;              1997           248,558        112,980                -          4,500 (4)
   President, Puerto Rico                 1996                 _              _                _                  _
   Division (Resigned 3/19/97)            1995                 _              _                _                  _

Marc P. Applebaum,
   Former Senior Vice President,          1997           160,000          8,210       18,389 (2)          5,292 (5)
   Finance and Control; Assistant         1996           155,000          6,685                -          4,978 (5)
   Treasurer (through 10/11/96)           1995           148,000         28,462                -          5,289 (5)

Lawrence Elias,
   Senior Vice President,                 1997           143,000          7,338                -          5,474 (5)
   Management Information                 1996           135,500          5,477       14,448 (3)          5,298 (5)
   Systems                                1995           130,000          6,038       14,135 (3)          4,853 (5)

------------


(1) Includes costs related to the reimbursement of executive medical expenses of $19,990 and an automobile allowance in the amount of $10,168.

(2) Includes costs related to the reimbursement of executive medical expenses of $9,369 and an automobile allowance in the amount of $7,200.

(3) Includes costs related to the reimbursement of executive medical expenses of $7,870 and $8,223 in fiscal 1996 and fiscal 1995, respectively. Also includes automobile allowances in the amounts of $4,758 and $4,092 in fiscal 1996 and fiscal 1995, respectively.

(4) Amount represents the employer contributions from the Pueblo International, Inc. Salaried Employees' Discretionary Contribution Plan which covers eligible salaried associates in Puerto Rico and the U.S. Virgin Islands divisions.

(5) Amount represents the Company matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.



                               PENSION PLAN TABLES

         The Company sponsors two defined benefit plans. The Pueblo International, Inc. Employees' Retirement Plan (the "Retirement Plan") is tax-qualified under the Internal Revenue Code and covers all full-time and certain part-time employees of the Company over age 21 with one year of service. It provides an annual benefit equal to 1% of the average annual compensation over a five-year period per year of service. The Supplemental Executive Retirement Plan (the "SERP") is non-qualified and covers all officers of the Company and its subsidiaries. It provides an annual benefit equal to 3% of the average compensation over a five-year period per year of service (up to 20 years). Full vesting for the Retirement Plan and the SERP occurs upon completion of five years of service. The following tables give the estimated annual benefit payable upon retirement for participants in the Retirement Plan and the SERP. The SERP benefits are offset by the Retirement Plan benefits and by 100% of social security benefits. These offsets are reflected in the benefits shown in the SERP table. The Company does not sponsor any other defined benefit or actuarial plans.

  TABLE 1.                  RETIREMENT PLAN


                              5            10           15            20            25          30          35
125,000                     6,250        12,500       18,750        25,000        31,250      37,500      43,750
150,000                     7,500        15,000       22,500        30,000        37,500      45,000      52,500
175,000                     8,000        16,000       24,000        32,000        40,000      48,000      56,000

  TABLE 2.                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                 5            10          15            20           25            30           35
125,000                               0        9,580       22,080        34,580       28,330        22,080       15,830
150,000                               0       14,580       29,580        44,580       37,080        29,580       22,080
175,000                           2,830       21,080       39,330        59,580       49,580        41,580       33,580
200,000                           6,580       28,580       50,580        72,580       64,580        56,580       48,580
225,000                          10,330       36,080       61,830        87,580       79,580        71,580       63,580
250,000                          14,080       43,580       73,080       102,580       94,580        86,580       78,580
275,000                          17,830       51,080       84,330       117,580      109,580       101,580       93,580
300,000                          21,580       58,580       95,580       132,580      124,580       116,580      108,580
325,000                          25,330       66,080      106,830       147,580      139,580       131,580      123,580
350,000                          29,080       73,580      118,080       162,580      154,580       146,580      138,580
375,000                          32,830       81,080      129,330       177,580      169,580       161,580      153,580
400,000                          36,580       88,580      140,580       192,580      184,580       176,580      168,580
425,000                          40,330       96,080      151,830       207,580      199,580       191,580      183,580
450,000                          44,080      103,580      163,080       222,580      214,580       206,580      198,580
475,000                          47,830      111,080      174,330       237,580      229,580       221,580      213,580
500,000                          51,580      118,580      185,580       252,580      244,580       236,580      228,580

         Compensation covered by the qualified Retirement Plan is equal to the total compensation (excluding compensation attributable to the redemption of stock options resulting from the Transaction) paid to an employee during a plan year prior to any reduction under a salary reduction agreement entered into by the employee pursuant to a plan maintained by the employer which qualifies under
Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), or pursuant to a plan maintained by the employer which qualifies under Section 125 of the Code. Compensation in excess of $160,000 shall be disregarded, provided, however, that such $160,000 limitation shall be adjusted at the same time and in such manner as the maximum compensation limit is adjusted under Section 401(a)(17) of the Code.

         Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $160,000 limit is not applicable.

        The estimated years of credited service and age, respectively, for purposes of calculating benefits through January 25, 1997 for Mr. Keon is three and 50, respectively, for Mr. Freimark is 10 and 42, respectively, for Mr. Perez is one and 43, respectively, for Mr. Applebaum is three and 41, respectively, and for Mr. Elias is nine and 54 respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table.

DIRECTOR COMPENSATION

        Directors who are not employees of the Company or associated with companies in the Cisneros Group are paid a fee of $18,000 per year for serving on the Board of Directors, $1,250 for each board meeting attended and $1,250 for each committee meeting attended with a limit of one committee meeting paid per day. All directors are also reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. During fiscal year 1997, the Company had no outside directors.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

         On March 1, 1997, Edwin Perez resigned as President of the Puerto Rico division and resigned as an officer and board member of any related corporations. In accordance with his employment agreement dated February 28, 1996, Mr. Perez will be paid $275,000 in separation pay.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Keon, Freimark, Bandel, Rivera and Paul L. Whiting served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the fiscal year ended January 25, 1997. Messrs. Keon and Freimark also served as officers of the Company during the fiscal year ended January 25, 1997.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

a)       Security Ownership of Certain Beneficial Owners

         As discussed in Part II, Item 5 - Market for the Registrant's Common Equity and Related Shareholder Matters, the Company is a wholly-owned subsidiary of Holdings.

         The following table sets forth certain information regarding the beneficial ownership of more than 5% of the common stock of Holdings as of April 1, 1997. By virtue of its ownership of the Holdings common stock, the following entity may be deemed to own a corresponding percentage of the Company's common stock.

                                                                   Shares
                                                             Beneficially Owned
                                                      ----------------------------------
              Name and Address                           Number               Percent
--------------------------------------------          -------------        -------------
Bothwell Corporation
c/o Finser Corporation
     550 Biltmore Way, 9th Floor
     Coral Gables, FL 33134                                996                 99.6


         The shares of Holdings described above are beneficially owned by the Principal Shareholders by virtue of their indirect ownership of the entity listed above. The principal business address of the Principal Shareholders is Paseo Enrique Eraso, Centro Commercial Paseo Las Mercedes, Caracas, Venezuela.

(b)      Security Ownership of Management

         As of April 1, 1997, the executive officers and the management of the Company have no beneficial ownership of Holdings. The following table sets forth certain information regarding beneficial ownership of Holdings by the principal shareholders as described above. By virtue of their ownership of the common stock of Holdings, the following may be deemed to own a corresponding percentage of the equity of the Company.


                                                               Common Shares
                                                            Beneficially Owned
                                                     ---------------------------------
                  Name                                 Number               Percent
-----------------------------------------            -----------         -------------
Current Directors and Executive
Officers as a group (1)                                      996                  99.6

-------------------

(1) Includes common and preferred stock beneficially owned by the Principal Shareholders.


(c)      Changes in Control

        The borrowings outstanding under the Existing Bank Credit Agreement are collateralized by a pledge of the assets of the Company's subsidiaries, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On April 18, 1996, Holdings contributed additional capital of $5.0 million which, under the terms of the Existing Bank Credit Agreement, as amended in April 1996, was used to reduce the Company's term loans under the Existing Bank Credit Agreement. In addition, Holdings provided $10.0 million in additional funds to the Company on October 18, 1996 in return for a non-interest-bearing redeemable note payable to a related party (the "Holdings Note"). The Holdings Note matures after the expiration of the Existing Bank Credit Agreement and can be redeemed earlier subject to the Company meeting various performance and financial criteria. Proceeds from the Holdings Note were used to reduce the Company's term loans under the Existing Bank Credit Agreement in accordance with terms set forth in the Existing Bank Credit Agreement, as amended. In connection with the consummation of the Refinancing Plan, the Company intends to satisfy this indebtedness by transferring its interest in two real estate properties from its closed Florida operations to Holdings. The Company believes such properties have a fair market value of no more than $10.0 million.

        During April 1994, the Company received additional capital of $15.0 million from Holdings. Concurrent with the capital contribution, the Company loaned $10.0 million to Spalding & Evenflo. This loan, which had an interest rate of 4.4%, was repaid by Spalding & Evenflo in two equal installments during July and September 1994. Under the terms of the Existing Bank Credit Agreement, as amended, the Company used $15.0 million to reduce amounts outstanding under its term loan credit facilities and revolving credit facility, including a $5.0 million prepayment on the fiscal 1996 amortization of the term loans.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) Documents filed as part of this report:

             (1) Consolidated Financial Statements

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Located in Item 8 hereto)

                 Independent Auditors' Report

                 Consolidated Balance Sheets as of January 25, 1997 and January 27, 1996

                 Fiscal years ended January 25, 1997, January 27, 1996, and January 28, 1995

                           Consolidated Statements of Operations
                           Consolidated Statements of Cash Flows
                           Consolidated Statements of Stockholders' Equity

                 Notes to Consolidated Financial Statements

                                                                Location in
(2) Consolidated Financial Statement Schedules:                 this report
                                                                -----------

    Independent Auditors' Report........................................S-1

    Schedule II - Valuation
      and Qualifying Accounts...........................................S-2

(3) Exhibits

                               INDEX TO EXHIBITS


                                                                                   Sequentially
  Exhibit No.                       Description of Exhibit                         Numbered Page
----------------         ---------------------------------------------        ----------------------
      3.1                Restated Certificate of Incorporation of
                         the Company (incorporated by
                         reference to Exhibit 3.1 to Registrant's
                         Registration Statement No. 33-63372
                         on Form S-1)

      3.2                Amended and Restated By-laws of the
                         Company (incorporated by reference to
                         Exhibit 3.2 to Registrant's Registration
                         Statement No. 33-63372 on Form S-1)

      4.1                Specimen Note for Registrant's 9 1/2%
                         Senior Notes due 2003 (included in
                         Exhibit 4.2)*

      4.2                Indenture dated as of July 28, 1993
                         between Registrant and United States
                         Trust Company of New York, as
                         Trustee*

      10.1               Credit Agreement among the
                         Registrant, Pueblo Merger
                         Corporation, Pueblo International,
                         Inc., Xtra Super Food Centers, Inc.,
                         various lending institutions, The Chase
                         Manhattan Bank, N.A. and Scotiabank
                         de Puerto Rico, as Co-Managing
                         Agents and Scotiabank de Puerto Rico,
                         as Administrative Agent (the "Bank
                         Credit Agreement")*

      10.2               First Amendment, dated as of August
                         2, 1993, of the Bank Credit
                         Agreement*

      10.3               Second Amendment, dated as of
                         December 15, 1993, to the Bank Credit
                         Agreement (incorporated by reference
                         to Exhibit 10.1 to Registrant's
                         Quarterly Report on Form 10-Q for the
                         quarter ended November 6, 1993)

      10.4               Third Amendment, dated as of January
                         31, 1994 (effective as of November 5,
                         1993), to the Bank Credit Agreement*




                                                                                   Sequentially
  Exhibit No.                       Description of Exhibit                         Numbered Page
----------------         ---------------------------------------------        ----------------------
     10.6                Stock Purchase Agreement, dated as of
                         May 5, 1993, by and among the
                         Company, Pueblo and the Selling
                         Stockholders (as defined therein)
                         (incorporated by reference to Exhibit
                         2.1 to Registrant's Registration
                         Statement No. 33-63372 on Form S-1)

     10.7                Support Letter Agreement, from E&S
                         Holdings, Inc. to Pueblo (incorporated
                         by reference to Exhibit 2.2 to
                         Registrant's Registration Statement No.
                         33-63372 on Form S-1)

     10.8                Support Letter Agreement, from Met
                         Life and First Boston to the Company
                         (incorporated by reference to Exhibit
                         2.3 to Registrant's Registration
                         Statement No. 33-63372 on Form S-1)

     10.9                Underwriting Agreement dated July 21,
                         1993 between Registrant and Morgan
                         Stanley & Co., Incorporated as
                         Underwriter*

     10.10               Supply Agreement with Malone and
                         Hyde dated July 11, 1990 (incorporated
                         by reference to Exhibit 10.2 to
                         Registrant's Registration Statement No.
                         33-63372 on Form S-1)

     10.11               Membership correspondence
                         concerning Topco Associates, Inc.
                         (incorporated by reference to Exhibit
                         10.3 to Registrant's Registration
                         Statement No. 33-63372 on Form S-1)

     10.12               Mortgage Notes dated June 6, and 10,
                         1986 Due Fiscal 1997 (incorporated by
                         reference to Exhibit 10.4 to
                         Registrant's Registration Statement No.
                         33-63372 on Form S-1)



                                                                                   Sequentially
  Exhibit No.                       Description of Exhibit                         Numbered Page
----------------         ---------------------------------------------        ----------------------
     10.13               Agreement between The Chase
                         Manhattan Bank (National
                         Association)(the "Bank"), Puerto Rico
                         Industrial, Medical and Environmental
                         Pollution Control Facilities Financing
                         Authority (the "Authority") and the
                         Registrant; Trust Agreement between
                         the Authority and Banco Popular de
                         Puerto Rico, as Trustee; Guarantee and
                         Contingent Purchase Agreement
                         between the Registrant and the Bank;
                         Loan Agreement between the Authority
                         and the Registrant; Tender Agent
                         Agreement among the Authority;
                         Banco Popular de Puerto Rico as
                         Trustee; Remarketing Agreement
                         between Chase Manhattan Capital
                         Markets Corporation and the
                         Registrant; each dated October 1,
                         1985, relating to a $5,000,000
                         financing in October 1985 (substantially
                         identical documents were executed for
                         an additional $5,000,000 financing in
                         November 1985 and $7,500,000 in
                         December 1985) (incorporated by
                         reference herein as filed with Pueblo's
                         Registration Statement No. 1-6376 on
                         Form S-2 dated January 23, 1986)

     10.17               Promissory Note, dated March 31,
                         1994, between Spalding & Evenflo
                         Companies, Inc. and Pueblo Xtra
                         International, Inc., as payee*

     10.18               Interest rate cap agreement between the
                         Chase Manhattan Bank, N.A. and
                         Pueblo Xtra International, Inc. dated
                         June 14, 1994**

     10.19               Interest rate cap agreement between
                         The Bank of Nova Scotia and Pueblo
                         International, Inc. dated June 14,
                         1994**

     10.20               Executed Fourth Amendment, dated as
                         of April 8, 1994, to the Bank Credit
                         Agreement (incorporated by reference
                         to Exhibit 10.1 to Registrant's
                         Quarterly Report on Form 10-Q for the
                         quarter ended May 21, 1994)



                                                                                   Sequentially
  Exhibit No.                       Description of Exhibit                         Numbered Page
----------------         ---------------------------------------------        ----------------------
     10.21               Executed Fifth Amendment, dated as of
                         August 11, 1995, to the Bank Credit
                         Agreement (incorporated by reference
                         to Exhibit 10.1 to Registrant's
                         Quarterly Report on Form 10-Q for the
                         quarter ended November 4, 1995)

     10.22               Executed Sixth Amendment, dated as
                         of November 3, 1995, to the Bank
                         Credit Agreement (incorporated by
                         reference to Exhibit 10.2 to
                         Registrant's Quarterly Report on Form
                         10-Q for the quarter ended November
                         4, 1995)

     10.23               Employment Agreement, dated
                         February 28, 1996, between Pueblo
                         International, Inc. and Edwin Perez***

     10.24               Agreement, dated March 1, 1996,
                         between Pueblo International, Inc. and
                         Hector G. Quinones***

     10.25               Executed Seventh Amendment, dated
                         as of January 26, 1996, to the Bank
                         Credit Agreement***

     10.26               Acquisition Agreement, dated June 13,
                         1995, between Grand Union
                         Supermarkets of the Virgin Islands,
                         Inc. and Xtra Super Food Centers,
                         Inc.***

     10.27               Letter Agreement Amendment, dated
                         September 21, 1995, to the Acquisition
                         Agreement***

     10.28               Amendment, dated November 13,
                         1995, to the Acquisition Agreement***

     10.29               Receipt and Agreement by PXC&M
                         Holdings, Inc. from Bothwell
                         Corporation dated October 18, 1996
                         (incorporated by reference to Exhibit
                         10.1 to Registrant's Quarterly Report
                         on Form 10-Q for the quarter ended
                         November 2, 1996)



                                                                                   Sequentially
  Exhibit No.                       Description of Exhibit                         Numbered Page
----------------         ---------------------------------------------        ----------------------
     10.30               Receipt and Agreement by Pueblo Xtra
                         International,  Inc. from PXC&M
                         Holdings, Inc. dated October 18, 1996
                         (incorporated by reference to Exhibit
                         10.2 to Registrant's Quarterly Report
                         on Form 10-Q for the quarter ended
                         November 2, 1996)

     10.31               Consent executed by Scotiabank de
                         Puerto Rico, as Administrative Agent,
                         dated October 18, 1996 (incorporated
                         by reference to Exhibit 10.3 to
                         Registrant's Quarterly Report on Form
                         10-Q for the quarter ended November
                         2, 1996)

     10.32               Eighth Amendment, dated as of
                         November 1, 1996, to the Credit
                         Agreement among Pueblo Xtra
                         International, Inc., Pueblo
                         International, Inc., Xtra Super Food
                         Centers, Inc., various lending
                         institutions, The Chase Manhattan
                         Bank, N.A. and Scotiabank de Puerto
                         Rico, as Administrative Agent
                         (incorporated by reference to Exhibit
                         10.4 to Registrant's Quarterly Report
                         on Form 10-Q for the quarter ended
                         November 2, 1996)

     10.33               Ninth Amendment, dated as of January
                         25, 1997, to the Credit Agreement
                         among Pueblo Xtra International, Inc.,
                         Pueblo International, Inc., Xtra Super
                         Food Centers, Inc., various lending
                         institutions, The Chase Manhattan
                         Bank, N.A. and Scotiabank de Puerto
                         Rico, as Administrative Agent

     21.1                Subsidiaries of the Company

     27.1                Financial Data Schedule (for SEC use only).


* Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 29, 1994.

** Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 28, 1995.

*** Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 27, 1996.

         (B)   Reports on Form 8-K

                  None

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         No annual report to security holders covering the Registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has, as of the date hereof, been sent to security holders by the Registrant. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form 10-K, the Registrant will furnish copies of such material to the Commission when it is sent to the security holders.

                                   SIGNATURES


         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PUEBLO XTRA INTERNATIONAL, INC.
                                                      (Registrant)

                                    By: /s/ Daniel Cammarata
                                       ----------------------------------------
                                        Daniel Cammarata
                                        Controller and Chief Accounting Officer




Dated April 23, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                                                         DATE
---------                                   -----                                                         ----
/s/ Gustavo A. Cisneros                     Chairman of the Board; Member of the                          April 23, 1997
-------------------------------             Executive Committee
Gustavo A. Cisneros

/s/ William T. Keon, III                    Director; President; Chief Executive                          April 23, 1997
-------------------------------             Officer; Chairman of the Executive
William T. Keon, III                        Committee; Chairman of the Audit and Risk
                                            Committee; Member of the Compensation
                                            and Benefits Committee


/s/ David L. Aston                          Director; Executive Vice President;                           April 23, 1997
-------------------------------             President of Puerto Rico Food Retail
David L. Aston                              Division


/s/ Steven I. Bandel                        Director; Member of the Executive                             April 23, 1997
-------------------------------             Committee; Chairman of the Compensation
Steven I. Bandel                            and Benefits Committee


/s/ Alejandro Rivera                        Director; Member of the Audit and Risk                        April 23, 1997
-------------------------------             Committee; Member of the Compensation
Alejandro Rivera                            and Benefits Committee


/s/ Cristina Pieretti                       Director                                                      April 23, 1997
-------------------------------
Cristina Pieretti

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of
  Pueblo Xtra International, Inc.
San Juan, Puerto Rico
Pompano Beach, Florida

         We have audited the accompanying consolidated balance sheets of Pueblo Xtra International, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended January 25, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pueblo Xtra International, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996 and the results of their operations and their cash flows for each of the three years in the period ended January 25, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, effective January 28, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 3, 1997

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                                                       January 25,  January 27,
                                                                          1997         1996
                                                                       ----------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $ 12,148      $  6,998
     Marketable securities (market value of $89
         at January 25, 1997 and $888 at January 27, 1996)                   89           888
     Accounts receivable                                                  4,443        10,071
     Inventories                                                         59,503        67,237
     Assets held for sale                                                13,804        26,000
     Prepaid expenses                                                    10,428        10,670
     Deferred income taxes                                                3,316         9,215
                                                                       --------      --------
     TOTAL CURRENT ASSETS                                               103,731       131,079
                                                                       --------      --------

PROPERTY AND EQUIPMENT
     Land and improvements                                               18,278        18,116
     Buildings and improvements                                          62,388        60,766
     Furniture, fixtures and equipment                                   98,138        95,591
     Leasehold improvements                                              35,408        31,617
     Construction in progress                                             4,253         4,139
                                                                       --------      --------

                                                                        218,465       210,229
     Less accumulated depreciation and amortization                      77,289        55,505
                                                                       --------      --------

                                                                        141,176       154,724
     Property under capital leases, net                                   9,739        11,559
                                                                       --------      --------

     TOTAL PROPERTY AND EQUIPMENT, NET                                  150,915       166,283

GOODWILL, net of accumulated amortization of $18,050 at
     January 25, 1997 and $13,018 at January 27, 1996                   183,668       188,700
DEFERRED INCOME TAXES                                                    12,923        10,272
TRADENAMES                                                               31,570        32,436
DEFERRED CHARGES AND OTHER ASSETS                                        39,933        44,613
                                                                       --------      --------

     TOTAL ASSETS                                                      $522,740      $573,383
                                                                       ========      ========










   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      January 25,    January 27,
                                                                         1997           1996
                                                                       -------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $ 74,951      $ 65,112
     Accrued expenses                                                    36,054        52,610
     Salaries, wages and benefits payable                                11,563        14,315
     Short-term borrowing                                                 7,000            --
     Notes payable to a related party                                    10,000            --
     Income taxes payable                                                   110            94
     Current installments of long-term debt                              18,250        29,214
     Current obligations under capital leases                               617           859
     Deferred income taxes                                                1,403            --
                                                                       --------      --------

     TOTAL CURRENT LIABILITIES                                          159,948       162,204


LONG-TERM DEBT, net of current portion                                   71,227        89,477
NOTES PAYABLE                                                           180,000       180,000
CAPITAL LEASE OBLIGATIONS, net of current portion                         8,110         8,947
RESERVE FOR SELF-INSURANCE CLAIMS                                        12,201        12,862
DEFERRED INCOME TAXES                                                    22,921        35,335
OTHER LIABILITIES AND DEFERRED CREDITS                                   35,352        39,659
                                                                       --------      --------

     TOTAL LIABILITIES                                                  489,759       528,484
                                                                       --------      --------

COMMITMENTS AND CONTINGENCIES                                                --            --

STOCKHOLDER'S EQUITY
     Common stock, $.10 par value; 200 shares authorized
         and issued                                                          --            --
     Additional paid-in capital                                          91,500        86,500
     Accumulated deficit                                                (58,519)      (41,601)
                                                                       --------      --------

     TOTAL STOCKHOLDER'S EQUITY                                          32,981        44,899
                                                                       --------      --------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $522,740      $573,383
                                                                       ========      ========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                                              Fiscal                  Fiscal               Fiscal
                                                               1997                    1996                 1995
                                                          --------------         --------------        ----------------
Net sales                                                 $    1,020,056         $    1,145,370        $      1,166,955
Cost of goods sold                                               760,329                848,490                 871,136
                                                          --------------         --------------        ----------------

     GROSS PROFIT                                                259,727                296,880                 295,819
                                                          --------------         --------------        ----------------

OPERATING EXPENSES
Selling, general and administrative
     expenses                                                    213,485                240,219                 229,197
Depreciation and amortization                                     41,128                 43,669                  43,865
Unusual charges                                                    4,160                 32,161                       -
                                                          --------------         --------------        ----------------
     OPERATING PROFIT (LOSS)                                         954                (19,169)                 22,757

Sundry, net                                                          122                    (52)                    (35)
                                                          --------------         --------------        ----------------


     INCOME (LOSS) BEFORE INTEREST,
         INCOME TAXES AND
         CUMULATIVE EFFECT OF A
         CHANGE IN ACCOUNTING
         PRINCIPLE                                                 1,076                (19,221)                 22,722

Interest expense on debt                                         (29,306)               (32,002)                (30,358)
Interest expense on capital lease
     obligations                                                  (1,152)                (2,219)                 (2,451)
Interest and investment income, net                                  276                    875                     656
                                                          --------------         --------------        ----------------


     LOSS BEFORE INCOME TAXES
         AND CUMULATIVE EFFECT
         OF A CHANGE IN ACCOUNTING
         PRINCIPLE                                               (29,106)               (52,567)                 (9,431)

Income tax benefit                                                 9,535                 20,210                   4,790
                                                          --------------         --------------        ----------------

     LOSS BEFORE CUMULATIVE EFFECT
         OF A CHANGE IN ACCOUNTING
         PRINCIPLE                                               (19,571)               (32,357)                 (4,641)

Cumulative effect of a change in accounting
      principle, net of deferred income taxes of $1,496            2,653                      -                       -
                                                          --------------         --------------        ----------------

                NET LOSS                                  $      (16,918)        $      (32,357)       $         (4,641)
                                                          ==============         ==============        ================









   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)





                                                                                                 Fiscal       Fiscal         Fiscal
                                                                                                  1997         1996          1995
                                                                                                 ------       ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                      $(16,918)     $(32,357)     $ (4,641)
 Adjustments to reconcile net loss to net cash provided
    by operating activities, net of effects of disposal of
    Florida retail operations:
    Cumulative effect of a change in accounting principle                                        (2,653)           --            --
    Unusual charges                                                                               4,160        31,889            --
    Depreciation and amortization of property and equipment                                      25,528        29,818        29,278
    Amortization of intangible and other assets                                                  15,600        14,181        14,587
    Deferred income taxes                                                                        (9,259)      (19,145)       (7,639)
    Loss on disposal of property and equipment, net                                               2,395         4,794           783
    Decrease  (increase) in deferred charges, goodwill, and other assets                          2,401         2,755         2,101
    Increase (decrease) in reserve for self-insurance claims                                        896        (3,611)       (1,130)
    Increase (decrease) in other liabilities and deferred credits                                   161        (3,540)         (366)
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                                   2,621        (3,406)          223
     Decrease (increase) in inventories                                                          (3,995)       (4,267)          538
     Decrease (increase) in prepaid expenses                                                        278         1,212          (411)
     Increase (decrease) in accounts payable and accrued expenses                                 6,427         7,887        (4,850)
     Increase (decrease) in income taxes payable                                                    (20)       (2,145)         (680)
                                                                                               --------      --------      --------
                                                                                                 27,622        24,065        27,793
     Decrease attributable to disposal of Florida retail operations                             (12,810)           --            --
                                                                                               --------      --------      --------

                Net cash provided by operating activities                                        14,812        24,065        27,793
                                                                                               --------      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                            (14,455)      (20,769)      (14,649)
 Proceeds from disposal of property and equipment                                                    59           502           694
 Purchase of leasehold interests                                                                     --        (1,565)       (1,752)
 Purchases of marketable securities                                                                (223)           --            --
 Proceeds from sales of marketable securities                                                     1,415            --            --
 Proceeds from disposal of Florida retail operations                                             11,840            --            --
 Issuance of note receivable from a related party                                                    --            --       (10,000)
 Proceeds from note receivable from a related party                                                  --            --        10,000
                                                                                               --------      --------      --------

                Net cash used in investing activities                                            (1,364)      (21,832)      (15,707)
                                                                                               --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in note payable to bank syndicate                                                   7,000            --         8,000
 Net decrease in note payable to bank syndicate                                                      --            --        (8,000)
 Principal payments on long-term debt                                                           (29,214)       (9,614)      (15,582)
 Principal payments on capital lease obligations                                                 (1,084)       (1,301)       (1,295)
 Proceeds from capital contribution                                                               5,000            --        15,000
 Proceeds from notes payable to a related party                                                  10,000            --            --
                                                                                               --------      --------      --------

                Net cash used in financing activities                                            (8,298)      (10,915)       (1,877)
                                                                                               --------      --------      --------

Net increase (decrease) in cash and cash equivalents                                              5,150        (8,682)       10,209

Cash and cash equivalents at beginning of period                                                  6,998        15,680         5,471
                                                                                               --------      --------      --------

Cash and cash equivalents at end of period                                                     $ 12,148      $  6,998      $ 15,680
                                                                                               ========      ========      ========







   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)







                                                            Additional                          Total
                                            Common           Paid-in         Accumulated     Stockholder's
                                             Stock           Capital          Deficit          Equity
                                           --------         --------         --------         -------
Balance at January 29, 1994                $     --         $ 71,500         $ (4,603)        $66,897

     Capital contribution                                     15,000                           15,000
     Net loss for the year                                                     (4,641)         (4,641)
                                           --------         --------         --------         -------
Balance at January 28, 1995                $     --         $ 86,500         $ (9,244)        $77,256

     Net loss for the year                                                    (32,357)        (32,357)
                                           --------         --------         --------         -------
Balance at January 27, 1996                $     --         $ 86,500         $(41,601)        $44,899

     Capital contribution                                      5,000                            5,000
     Net loss for the year                                                    (16,918)        (16,918)
                                           --------         --------         --------         -------
Balance at January 25, 1997                $     --         $ 91,500         $(58,519)        $32,981
                                           ========         ========         ========         =======

   The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (the "Company"). The Company operated retail supermarkets and video rental locations in Puerto Rico and the U.S. Virgin Islands during fiscal 1997. Intercompany accounts and transactions are eliminated in consolidation.

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday in January. Accordingly, fiscal year 1997 ended on January 25, 1997, fiscal 1996 ended on January 27, 1996, and fiscal 1995 ended on January 28, 1995. All fiscal years comprised 52 weeks.

Cash and Cash Equivalents

         Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Marketable Securities

         Marketable securities consist of U.S. Government or agency issues with the majority of the maturities occurring within the next 12 months. These investments in debt securities are classified as held-to-maturity and measured at amortized cost as it is both the Company's positive intent and ability to hold the investments to maturity.

Inventories

         Inventories held for sale are stated at the lower of cost or market. The cost of inventories held for sale is determined, depending on the nature of the product, either by the last-in, first-out (LIFO) method or by the first-in, first-out (FIFO) method. Videocassette rental inventories are recorded at cost, net of accumulated amortization. Videocassettes held for rental are amortized over 12 months on a straight-line basis.

Property and Equipment

         Property and equipment, including expenditures for remodeling and improvements, are carried at cost. Routine maintenance, repairs and minor betterments are charged to operations as incurred. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, in relation to leasehold improvements and property under capital leases, over the lesser of the asset's useful life or the lease term, not to exceed 20 years. Estimated useful lives are 20 years for buildings and improvements, 5 to 12 years for furniture, fixtures and equipment, 4 years for automotive equipment and 3 years for computer hardware and software.

         Upon the sale, retirement or other disposition of assets, the related cost and accumulated depreciation or amortization are eliminated from the accounts. Any resulting gains or losses from disposals are included in the consolidated statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangibles

         Goodwill represents the excess of cost over the estimated fair value of the net tangible and other intangible assets acquired in connection with the transaction described in Note (3)--Acquisitions. Goodwill and other intangibles are being amortized using the straight-line method over periods not exceeding 40 years. The Company periodically evaluates the carrying amount of goodwill and other intangibles to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flows method (which includes evaluating the probability that estimated undiscounted cash flows from related operations will be less than the carrying amount of goodwill and other long-lived assets), the Company believes there is no impairment to goodwill and other intangibles.

Self-Insurance

         The Company's general liability and certain of its workers compensation insurance programs are self-insured. The reserve for self-insurance claims is based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $250,000 per occurrence for general liability and certain workers compensation. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing the amounts expected to be paid in the next fiscal year, were $6.7 million and $7.7 million at January 25, 1997 and January 27, 1996, respectively, and are included in the consolidated balance sheets as accrued expenses.

Pre-Opening Expenses

         Store pre-opening expenses are charged to operations in the month the stores are opened.

Advertising Expenses

         Advertising expenses are charged to operations as they are incurred. During fiscal 1997, fiscal 1996, and fiscal 1995, advertising expenses were $11.0 million, $11.4 million, and $10.8 million, respectively.

Interest Rate Instruments

         The Company is a party to an interest rate swap agreement and interest rate cap agreements to limit its exposure to increases in market interest rates.

         The interest rate swap agreement (the "Swap") involves the exchange of fixed and floating rate interest payment obligations over the life of the agreement without exchange of the underlying notional principal amount. The differential to be paid or received is recognized as an adjustment to the reserve established in purchase accounting as a result of the transaction described in Note (3)--Acquisitions. Prior to the acquisition, the differential was charged to interest expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The interest rate cap agreements are three-year contracts entered into with two banks in the credit facility syndicate discussed more fully in Note
(5)--Debt. Under the terms of the agreements, interest costs on the underlying notional principal amount will not exceed a specified amount on a cumulative basis over a three-year period. The premium paid for the agreements is included in the consolidated balance sheets as deferred charges and other assets and is being amortized over the life of the agreements.

Postemployment Benefits

         The Company has a policy which provides severance benefits to its salaried employees. However, the Company cannot reasonably estimate postemployment benefits, including severance benefits, on an ongoing basis, these costs are charged to expense only when the probability of payment and the amount of such payment can be reasonably determined.

Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires deferred tax assets and liabilities to be determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates currently in effect.

Earnings Per Common Share

         The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc. ("Holdings") with a total of 200 shares of common stock issued and outstanding. Earnings per share is not meaningful to the presentation of the consolidated financial statements and is therefore excluded.

Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Change

         In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for the long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by an entity are required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the assets. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. Pursuant to the requirements of SFAS No. 121, in the year the Company adopts SFAS No. 121, assets to be disposed of are to be recorded at the lower of carrying amount or fair value less cost to sell. Upon adoption of SFAS No. 121 at the beginning of fiscal 1997 (the "Adoption Date"), the Company recorded a cumulative effect of a change in accounting principle of $2.7 million, net of deferred income taxes of $1.5 million, to record assets held for disposal at fair value as of the Adoption Date. Such adjustment represents the phase-out of operations of the closed Florida stores in fiscal 1997 that were included in unusual charges in fiscal 1996 (see Note 2).

Reclassifications

         Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

NOTE 2 -- UNUSUAL CHARGES

         During January 1996, management implemented several strategic measures. These measures included the disposal of the Company's Florida retail operations (the "Florida Disposal") and a restructuring of certain operating functions. As a result of these measures, the Company recorded approximately $32.2 million in unusual charges. Of this amount, approximately $30.0 million was recorded in accordance with APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), related to the decision to exit the Florida retail market (the "Loss from Florida Disposal"). In addition, the Company recorded costs for postemployment benefits, including severance pay, under existing benefit arrangements.

         The Florida Disposal included the closing of all eight Xtra units (three of which are owned) and a warehouse and distribution center in Florida, whether by sale or abandonment, which was completed in the first quarter of fiscal 1997. In fiscal 1997, the Company sold one location and the lease rights to another location. The Company is currently negotiating the sale of certain other locations. In addition, the Company has sold the equipment within all its stores.

        During fiscal 1997, the Company recorded an additional $4.2 million in unusual charges to write down assets from the Florida operations. This adjustment was made to reflect a revision in the estimated fair value of the remaining properties held for sale. After this adjustment and the sale of certain properties, $10.0 million, relating to the Florida Disposal, is included in assets held for sale at January 25, 1997 pursuant to their anticipated sale in the near term.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 2 -- UNUSUAL CHARGES  (CONTINUED)


         Included in the $30.0 million loss from the Florida Disposal recorded in fiscal 1996 were estimated operating losses during the phase-out period, a reduction of related assets to their estimated realizable value, the recognition of net future lease obligations, employee termination benefits for Florida operations and other closing costs. With the adoption of SFAS No. 121, the Company recorded an additional operating loss in fiscal 1997 of $4.1 million for the phase-out of operations subsequent to January 27, 1996. Such amount, net of taxes, was offset by the cumulative effect of a change in accounting principle recorded in fiscal 1997 (see Note 1).

         The Florida operating division reported sales of $6.7 million, $159.7 million, and $187.8 million for fiscal 1997, fiscal 1996, and fiscal 1995, respectively. The total assets and liabilities of the Florida operating division as of January 25, 1997 were $51.5 million and $55.0 million, respectively, and $77.6 million and $83.0 million, respectively, as of January 27, 1996.

         Unusual charges include management's best estimates of the amounts expected to be realized in the near term. However, the amounts the Company will ultimately realize could differ from those estimates.

NOTE 3 -- ACQUISITIONS

         On July 28, 1993, the Company acquired all of the outstanding shares of the common stock of Pueblo International, Inc. and subsidiaries for an aggregate purchase price of $283.6 million plus transaction costs (hereinafter referred to as the "Transaction"). The shares were acquired from an investor group including affiliates of Metropolitan Life Insurance Company, The First Boston Corporation and certain current and former members of the Company's management and its Board of Directors.

         The Transaction was financed with $71.5 million of equity, the issuance of $180.0 million in 10-year, 9 1/2% senior notes and $130.0 million borrowed by subsidiaries of the Company under a new credit facility. See Note (5)--Debt for further details of the senior notes and the new credit facility. Concurrent with the Transaction, previously existing bank debt of $19.3 million and senior subordinated notes of $48.6 million were satisfied.

         The Transaction has been accounted for as a purchase effective July 31, 1993. Accordingly, the costs of the Transaction were allocated to the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $210.2 million was recognized as goodwill and is being amortized over 40 years.

NOTE 4 -- INVENTORIES

         The cost of approximately 76% and 78% of total inventories at January 25, 1997 and January 27, 1996, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was $1,980,000 and $1,570,000 as of January 25, 1997 and January 27, 1996,
respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 5 -- DEBT

         Total debt consists of the following (in thousands):

                                                    January 25,     January 27,
                                                       1997            1996
                                                     --------        --------
Note payable to a related party                      $ 10,000        $      0

Payable to a bank syndicate under term
   loan credit facilities                              62,977          85,977

Payable to a bank syndicate under a revolving
   credit facility                                     16,000           9,000

Senior notes due 2003                                 180,000         180,000

Payable to a Puerto Rico governmental agency           17,500          17,500

10% mortgage notes, payable in monthly
   installments with a balloon payment due
   in fiscal 1997                                           0           6,214
                                                     --------        --------
                                                      286,477         298,691
Less current installments                              35,250          29,214
                                                     --------        --------
                                                     $251,227        $269,477
                                                     ========        ========

         The Transaction described in Note (3)--Acquisitions was financed by the issuance of $180.0 million in senior notes (the "Senior Notes") and a credit facility consisting of $115.0 million in term loans and a maximum of $60.0 million in revolving loans (the "Credit Facility") entered into by subsidiaries of the Company and a syndicate of banks led by The Chase Manhattan Bank (National Association) and Scotiabank de Puerto Rico ("Bank Syndicate"). The Credit Facility matures on July 31, 2000.

         The term loans of the Credit Facility are reduced over the term of the facility on a graduated basis in accordance with the credit agreement. Principal payments aggregating $10.8 million are due under the term loans of the Credit Facility in the succeeding 12-month period. Of the $60.0 million revolving facility, $16.0 million remains outstanding at January 25, 1997 and $23.3 million is utilized in the form of standby letters of credit. The Company pays a fee of .50% per annum on unused commitments under the $60.0 million revolving facility. The Company has classified as non-current $9.0 million under the revolving Credit Facility as a result of its intent to maintain this obligation on a long-term basis. Interest on the Credit Facility fluctuates based on the availability of Section 936 funds in Puerto Rico, Euroloan rates and the prime rate. The weighted average interest rate on the Credit Facility, which approximates that of short-term borrowings under the revolving facility, was 8.57% and 8.82% during fiscal 1997 and fiscal 1996, respectively.

         During fiscal 1997 and subsequent thereafter, the Credit Facility has been amended with the last amendment effective as of January 25, 1997. In accordance with the amendments, the sole shareholder of the Company, Holdings, contributed $5.0 million in additional capital to the Company on April 18, 1996. In addition, Holdings provided $10.0 million in additional funds to the Company on October 18, 1996 in return for a non-interest-bearing redeemable note payable to a related party (the "Holdings Note"). The Holdings Note matures after the expiration of the Credit Facility and can be redeemed earlier subject to the Company meeting various performance and financial criteria. The proceeds of these two transactions were used to immediately reduce the Company's term loans under the Credit Facility. The terms of these amendments also required that the maximum amount available under the revolving loans of the Credit Facility be reduced from $60.0 million to $49.3 million, which is comprised of $26.0 million in revolving loans and a maximum of $23.3 million utilized in the form of standby letters of credit. The amendments also provide for certain revised financial covenant requirements. In addition, the amendments require the Company to pay additional fees on the last business day of each calendar month from April 1997 through December 1997 equal to 1/9 of 1 1/2% of the revolving commitment and term loans outstanding as of each respective date for certain Bank Syndicate members.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 5 -- DEBT (CONTINUED)


         The Credit Facility is collateralized by a pledge of the assets of the Company, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The Company is required, under the terms of the Credit Facility, to meet certain financial covenants which include minimum consolidated net worth levels, interest and fixed charges coverage ratios and minimum EBITDA (as defined in the credit agreement). The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends.

         Subsequent to January 25, 1997, the Company began negotiations with the Bank Syndicate to restructure the Credit Facility and has begun to explore alternative sources of finances.

         The Senior Notes, which mature on August 1, 2003, are general unsecured obligations of the Company subordinate in right of payment to all existing and future liabilities (including, without limitation, obligations under the Credit Facility) of its subsidiaries. The Senior Notes may be called by the holders of the notes at 101% in the event of a change in control of the Company (as defined in the indenture). The Senior Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. The Senior Notes bear interest at 9.50% per annum which is payable semi-annually on February 1st and August 1st. Terms of the Senior Notes include covenants which restrict the Company and its subsidiaries from engaging in certain activities and transactions.

         Outstanding borrowings with a governmental agency of the Commonwealth of Puerto Rico are $17.5 million from the issuance of industrial revenue bonds. The bonds, which bear interest at variable rates based on an index of tax-exempt borrowing, have a weighted average interest rate of 4.08% and 4.00% at January 25, 1997 and January 27, 1996, respectively. Principal payments are due in fiscal 1998 ($7.5 million) and fiscal 2001 ($10.0 million), which correspond to the maturity dates of the bonds. Payment of the bonds is guaranteed by standby letters of credit totaling $17.9 million, issued under the $60.0 million revolving credit facility discussed above.

         The Company is a party to a collateralized Swap to reduce its exposure to increases in interest rates on the loans payable to the Puerto Rico governmental agency. Under the terms of the Swap, the Company pays a fixed rate of 5.29% on the $17,500,000 notional principal amount and receives a variable rate of interest based on an index of tax-exempt borrowing. Net interest payments under the Swap were $325,000, $249,000, and $420,000, for fiscal 1997, fiscal 1996, and fiscal 1995, respectively. The Swap expires in fiscal 1998 and is collateralized bythe Company's pledge of marketable securities in an amount

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES






NOTE 5 -- DEBT (CONTINUED)

(reset quarterly) sufficient to offset the market risk, not to exceed $4,130,000. The required collateral balance of $27,000 as of January 25, 1997 is included with deferred charges and other assets in the accompanying consolidated balance sheet. During fiscal 1995, the Company entered into a three-year interest rate cap transaction with two banks in its Credit Facility syndicate as a means of managing the cost of the floating rate debt under the Credit Facility. Under the terms of the interest rate cap agreements, interest costs on a notional principal amount of $35.0 million will not exceed approximately $7.4 million during the succeeding three-year period. Total cash requirements under the agreements included the payment of a premium totalling $455,000 which is being amortized over the term of the agreements and is included in the consolidated statements of operations. The interest rate cap agreements expire in fiscal 1998. Counterparties to the interest rate swap and cap agreements are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

         Annual maturities of the Company's debt are as follows (in thousands):

                                                 Amount
                                                 ------

                    1998                       $ 35,250
                    1999                         20,000
                    2000                         21,500
                    2001                         29,727
                    2002                              0
                    2003 and thereafter         180,000
                                               --------
                    Total                      $286,477
                                               ========



         Total interest paid on debt, net of interest capitalized, was $34.5 million, $28.7 million, and $26.9 million for fiscal 1997, fiscal 1996, and fiscal 1995, respectively. Interest payable as of January 25, 1997 and January 27, 1996 was $695,000 and $9.9 million, respectively.

NOTE 6 -- LEASES AND LEASEHOLD INTERESTS

         The Company conducts the major part of its operations on leased premises which have initial terms generally ranging from 20 to 25 years. Substantially, all leases contain renewal options which extend the lease terms in increments of 5 to 10 years. The Company also has certain equipment leases which have terms of up to five years. Realty and equipment leases generally require the Company to pay operating expenses such as insurance, taxes and maintenance. Certain store leases provide for percentage rentals based upon sales above specified levels.

         The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 6 -- LEASES AND LEASEHOLD INTERESTS (CONTINUED)

         The major classes of property recorded under capital leases are as follows (in thousands):


                                              January 25,    January 27,
                                                 1997           1996
                                               ---------      ---------
          Real estate                          $12,295        $14,464
          Machinery and equipment                   90            424
                                               -------        -------
                                                12,385         14,888
          Less accumulated amortization          2,646          3,329
                                               -------        -------
                                               $ 9,739        $11,559
                                               =======        =======

         Amortization of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statement of operations.

         As a result of the Florida Disposal discussed further in Note
(2)--Unusual Charges, the Company eliminated the net property recorded under capital leases of $7.2 million and the related capital lease obligations of $10.3 million for the Florida retail operations as of December 30, 1995.

         Minimum rentals under non-cancelable leases at January 25, 1997 are as follows (in thousands):


                                                     Capital       Operating       Operating
                                                     Leases         Leases          Leases
                                                   (As Lessee)    (As Lessee)     (As Lessor)
                                                   -----------    -----------     -----------
          1998                                      $  1,775        $ 10,608        $  967
          1999                                         1,640          10,208           801
          2000                                         1,524           9,375           712
          2001                                         1,523           8,729           436
          2002                                         1,455           8,126           286
          2003 and thereafter                          9,739          77,629           780
                                                    --------        --------        ------
                                                      17,656        $124,675        $3,982
          Less executory costs                           147
                                                    --------
             Net minimum lease payments               17,509
          Less amount representing interest            8,782
                                                    --------
          Present value of net minimum lease
             payments under capital lease           $  8,727
                                                    ========
          Total minimum sublease rentals to
             be received in the future              $  1,040        $  5,512
                                                    ========        ========

        Additionally, the Company is committed to future minimum payments under leases which it has entered into for stores not opened as of January 25, 1997 totaling $54.5 million over a 20- to 25-year period. Payment on these leases will commence with occupancy.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 6 -- LEASES AND LEASEHOLD INTERESTS (CONTINUED)

         Rent expense and the related contingent rentals under operating leases were $11,899,000 and $567,000 for fiscal 1997, respectively, $12,636,000 and
$645,000 for fiscal 1996, respectively, and $12,008,000 and $658,000 for fiscal 1995, respectively.

         Contingent rentals under capital leases, which are directly related to sales, were $289,000 for fiscal 1997, $331,000 for fiscal 1996, and $387,000 for fiscal 1995. Interest paid on capital lease obligations was $1,152,000 for fiscal 1997, $2,286,000 for fiscal 1996, and $2,455,000 for fiscal 1995.

         Sublease rental income for operating and capital leases was $1,881,000 for fiscal 1997, $1,854,000 for fiscal 1996, and $1,747,000 for fiscal 1995.

NOTE 7 -- STOCKHOLDER'S EQUITY

         Authorized common stock of the Company consists of 200 shares of $.10 par value, all of which are issued and outstanding and held by Holdings as of January 25, 1997 and January 27, 1996.

         During April 1994, the Company received additional capital of $15.0 million from its parent company, Holdings. Under the terms of the Credit Facility, as amended, the Company used $15.0 million to reduce the amounts outstanding under its term loan credit facilities and revolving credit facility, including a $5.0 million prepayment on the fiscal 1996 principal amortization of the term loans.

         During April 1996, the Company received additional capital of $5.0 million from its parent company, Holdings, which it used to reduce the amounts outstanding under its term Credit Facility.

NOTE 8 -- INCOME TAXES

         As described in Note (1)--Significant Accounting Policies, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

         The components of income tax expense (benefit) are as follows (in thousands):



                           Fiscal           Fiscal           Fiscal
                            1997             1996             1995
                          --------         --------         -------

          Current         $   (276)        $ (1,065)        $ 2,849
          Deferred          (9,259)         (19,145)         (7,639)
                          --------         --------         -------
                          $ (9,535)        $(20,210)        $(4,790)
                          ========         ========         =======




                                     F-16

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 8 -- INCOME TAXES (CONTINUED)

         The significant components of the net deferred tax liabilities are as follows (in thousands):


                                                          January 25,      January 27,
                                                             1997             1996
                                                          -----------      -----------
          Deferred tax assets:
             Reserve for self-insurance claims             $  8,128         $  8,964
             Employee benefit plans                           6,793            7,293
             Property and equipment                           7,144            3,007
             Reserve for closed stores                        4,116            9,427
             Accrued expenses and other liabilities
               and deferred credits                           4,125            4,672
             Other operating loss and tax credit
               carryforwards                                 12,437            2,832
             All other                                        1,277            3,397
                                                           --------         --------
                   Total deferred tax assets               $ 44,020         $ 39,592
                                                           --------         --------

          Deferred tax liabilities:
             Property and equipment                        $(24,057)        $(25,640)
             Tradenames                                     (12,619)         (12,986)
             Operating leases                                (7,517)          (8,057)
             Inventories                                     (4,274)          (4,108)
             Other assets                                    (2,313)          (2,807)
             Accrued expenses and other liabilities
               and deferred credits                          (1,046)          (1,555)
                                                           --------         --------
                   Total deferred tax liabilities          $(51,826)        $(55,153)
                                                           --------         --------
             Valuation allowance for deferred
                tax assets                                     (279)            (287)
                                                           --------         --------
                   Net deferred tax liabilities            $ (8,085)        $(15,848)
                                                           ========         ========

         SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 8 -- INCOME TAXES (CONTINUED)

         A reconciliation of the difference between actual income tax benefit and income taxes computed at U.S. Federal statutory tax rates is as follows (in thousands):

                                     Fiscal            Fiscal          Fiscal
                                      1997              1996            1995
                                     --------         --------         -------
U.S. Federal statutory rate
   applied to pretax loss            $(10,187)        $(18,398)        $(3,288)

Effect of varying rates
   applicable in other taxing
   jurisdictions                         (992)          (1,052)           (785)
Amortization of goodwill                1,761            1,834           2,133
State and local taxes                     708             (775)             58

Effect of rate changes in
   other taxing jurisdictions              --               --          (3,034)
All others, net                          (825)          (1,819)            126
                                     --------         --------         -------
Income tax benefit                   $ (9,535)        $(20,210)        $(4,790)
                                     ========         ========         =======

         As of January 25, 1997, the Company has unused net operating loss carryforwards of $18,000,000 and $8,000,000 available to offset future taxable income in Puerto Rico and the United States through fiscal years 2004 and 2011, respectively.

         The Company also has unused investment tax credits of approximately $811,000 available to offset future U.S. income tax liabilities. Such investment tax credits expire as follows: 1999 - $97,000; 2000 - $20,000; 2001 - $674,000;
and 2002 - $20,000. Utilization of the investment tax credit carryforward may be limited each year.

         Total income taxes paid were $496,600 for fiscal 1997, $1,286,000 for fiscal 1996, and $1,886,000 for fiscal 1995.

NOTE 9 -- RETIREMENT BENEFITS

         The Company has a non-contributory defined benefit plan (the "Retirement Plan") covering substantially all full-time and certain part-time associates. Retirement Plan benefits are based on years of service and a base level of compensation. The Company funds Retirement Plan costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Retirement Plan assets consist primarily of stocks, bonds and U.S. Government securities. Full vesting for the Retirement Plan occurs upon the completion of five years of service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES





NOTE 9 -- RETIREMENT BENEFITS (CONTINUED)

         Net pension cost under the Retirement Plan includes the following components (in thousands):


                                           Fiscal           Fiscal          Fiscal
                                            1997             1996             1995
                                           -------         -------         -------
Service cost - benefits
   earned during the period                $ 1,556         $ 1,893         $ 2,120
Interest cost on projected
   benefit obligation                        1,512           1,466           1,419
Expected return on plan
   assets                                   (1,121)           (994)         (1,118)
Net amortization and
   deferrals                                   (97)             (7)             (7)
                                           -------         -------         -------
     NET PENSION COST                      $ 1,850         $ 2,358         $ 2,414
                                           =======         =======         =======

         The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 7.5% and 5.0%, respectively, for fiscal years 1997, 1996 and 1995. The average expected long-term rate of return on plan assets is 9.0% for the three-year period.

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows (in thousands):


                                                     January 25,       January 27,
                                                        1997              1996
                                                     ----------        ----------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
      vested benefits of $15,143 at January 25,
      1997 and $14,005 at January 27, 1996             $ 16,540         $ 15,793
                                                       ========         ========

Plan assets at fair value                              $ 12,080         $ 12,251
Projected benefit obligation
   for service rendered to date                         (20,449)         (20,396)
                                                       --------         --------

       FUNDED STATUS                                     (8,369)          (8,145)

Unrecognized net gain                                    (1,267)          (3,459)
Unrecognized prior service cost                             (79)             (99)
                                                       --------         --------
    NET PENSION LIABILITY                              $ (9,715)        $(11,703)
                                                       ========         ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 9 -- RETIREMENT BENEFITS (CONTINUED)

         The Company maintains a Supplemental Executive Retirement Plan (the "Supplemental Plan") for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the Supplemental Plan and the amount the participant will receive under the Retirement Plan. Effective January 1, 1992, the Board of Directors amended the Supplemental Plan in order to conform various provisions and definitions with those of the Retirement Plan. The pension benefit calculation under the Supplemental Plan is limited to a total of 20 years employment and is based on a specified percentage of the average annual compensation received for the five highest consecutive years during a participant's last 10 years of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the Supplemental Plan occurs upon the completion of five years of service.

         Net pension cost under the Supplemental Plan includes the following components (in thousands):


                                  Fiscal        Fiscal        Fiscal
                                   1997          1996          1995
                                  ------        ------        -----
Service cost - benefits
   earned during the period        $  98         $ 116         $268
Interest cost on projected
   benefit obligation                328           284          340
Net amortization and
   deferrals                         (68)          (99)           7
                                   -----         -----         ----
       NET PENSION COST            $ 358         $ 301         $615
                                   =====         =====         ====


         The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Supplemental Plan are 7.5% and 5.0%, respectively, for fiscal years 1997, 1996 and 1995.

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Supplemental Plan are as follows (in thousands):

                                                    nuary 25,     January 27,
                                                     1997            1996
                                                    -------       ---------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
      vested benefits of $3,664 at January 25,
      1997 and $3,639 at January 27, 1996           $ 3,681         $ 3,674
                                                    =======         =======
Projected benefit obligation
   for service rendered to date                     $(4,384)        $(4,475)
                                                    -------         -------
      FUNDED STATUS                                  (4,384)         (4,475)
Unrecognized net gain                                (1,433)         (1,272)
Unrecognized prior service cost                          50              57
                                                    -------         -------
      NET PENSION LIABILITY                         $(5,767)        $(5,690)
                                                    =======         =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 9 -- RETIREMENT BENEFITS (CONTINUED)

         The Company has a non-contributory defined contribution plan covering its eligible associates in Puerto Rico and the U.S. Virgin Islands. Contributions to this plan are at the discretion of the Board of Directors. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States. Expenses related to these plans, which are recognized in the year the cost is incurred, were $728,000 for fiscal 1997, $862,000 for fiscal 1996 and $774,000 for fiscal 1995.

NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

         The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Marketable Securities

         Due to the nature and maturities of the underlying securities in the portfolio, the carrying amount of marketable securities approximates fair value. The carrying and fair value amounts include securities which the Company classifies as marketable securities in the accompanying consolidated balance sheets, as well as securities held as collateral for the Swap which are included in the consolidated balance sheets as deferred charges and other assets.

Debt

         The fair value of the Company's indebtedness, excluding the Senior Notes, is estimated based on quoted market prices for similar instruments. The fair value of the Senior Notes is determined based on market quotes.

Interest Rate Instruments

         The fair value of the Swap and interest rate cap agreements used for hedging purposes is the amount the Company would pay to terminate these agreements as of the balance sheet dates, taking into account current interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The estimated fair value of the Company's financial instruments are as follows (in thousands):


                                                     January 25, 1997                              January 27, 1996
                                           --------------------------------             ----------------------------------
                                               Carrying            Fair                      Carrying            Fair
                                                Amount            Value                       Amount             Value
                                           --------------    --------------             ----------------   ---------------
Cash and cash equivalents                      $   12,148        $   12,148                   $    6,998        $    6,998
Marketable securities                                 115               115                        1,245             1,245
Debt                                             (286,477)         (275,776)                    (298,691)         (289,853)
Interest rate swap
   agreement                                            -               (27)                        (138)             (357)
Interest rate cap agreements                           57                 -                          210                 1


NOTE 11 -- CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and the interest rate instruments (described in Note
(5)--Debt). The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments. Marketable securities consist exclusively of obligations issued or guaranteed by the United States of America or its agencies and mutual funds in which the underlying securities are obligations of the United States of America.

NOTE 12 -- CONTINGENCIES

         At January 25, 1997, the Company is party to various lawsuits arising in the ordinary course of business. Additionally, the Company is also a defendant, together with other companies, including those in the grocery industry, in two legal actions pending in the United States District Court. These lawsuits allege that diverting companies, collectively known as Premium Sales, which are presently in bankruptcy, were engaged in fraudulent activities and that Pueblo and other grocers are liable for their investors' losses. The losses claimed against each of the defendants in these lawsuits, including Pueblo, are alleged to be approximately $300 million (plus treble damages, punitive damages and/or attorney fees). Pueblo's alleged liability is solely based on the claim that one of its former employees confirmed the validity of certain allegedly false grocery diverting transactions. The Company contested vigorously such claims. On October 25, 1996, a settlement was reached between the Company and the Plaintiffs. The settlement was preliminarily approved on February 11, 1997. A final fairness hearing has been scheduled for May 7, 1997. The amount of the settlement is fully reserved by the Company as of January 25, 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Pueblo Xtra International, Inc.
San Juan, Puerto Rico
Pompano Beach, Florida

We have audited the consolidated financial statements of Pueblo Xtra International, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996 and for each of the three years in the period ended January 25, 1997; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Pueblo Xtra International, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996, and for each of the three years in the period ended January 25, 1997, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
----------------------------
Deloitte & Touche LLP

Miami, Florida
April 3, 1997

                                                                     SCHEDULE II

                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE FISCAL YEARS ENDED JANUARY 25,
                           1997, JANUARY 27, 1996, AND
                                JANUARY 28, 1995
                             (DOLLARS IN THOUSANDS)




                                           BALANCE AT              ADDITIONS                                         BALANCE
                                           BEGINNING               CHARGED TO                                         AT END
                                            OF YEAR/               COSTS AND                                         OF YEAR/
          DESCRIPTION                        PERIOD                 EXPENSES              DEDUCTIONS (1)            PERIOD (2)
--------------------------------        ----------------        ----------------       --------------------       --------------
FISCAL 1997
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims ..........               $ 20,537                 $ 6,934                   $  8,542             $ 18,929
FISCAL 1996
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims ..........               $ 22,636                 $ 9,066                   $ 11,165             $ 20,537
FISCAL 1995
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims ..........               $ 23,373                 $ 8,715                   $  9,452             $ 22,636


-----------------

(1) Amounts consist primarily of payments on claims.

(2) Amounts represent both the current and long-term portions.