Form 10-Q
period 1997-05-17
PUEBLO XTRA INTERNATIONAL INC
filed 1997-06-20
CIK 906307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 17, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM        TO
                                                      ------    --------

                        COMMISSION FILE NUMBER: 33-63372



                        PUEBLO XTRA INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                           65-0415593
--------------------------------------    ----------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           1300 N.W. 22ND STREET
           POMPANO BEACH, FLORIDA                      33069
--------------------------------------------    ----------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 977-2500




          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                             ---    ---

          NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING AS OF JUNE 20, 1997 -- 200.

                                     INDEX


                           PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                                                                                                            Page(s)
                                                                                                            -------
Consolidated Balance Sheets (Unaudited) -
              May 17, 1997 and January 25, 1997.................................................................3-4

Consolidated Statements of Operations (Unaudited) -
              16 weeks ended May 17, 1997 and May 18, 1996........................................................5

Consolidated Statements of Cash Flows (Unaudited) -
              16 weeks ended May 17, 1997 and May 18, 1996........................................................6

Notes to Consolidated Financial Statements (Unaudited) ...........................................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................................................8-11



                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................................12


                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)



                                                        May 17,   January 25,
                                                         1997       1997
                                                       --------  ----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $ 10,310   $ 12,148
     Marketable securities (market value of $89
         at January 25, 1997)                              --           89
     Accounts receivable                                  2,968      4,443
     Inventories                                         58,486     59,503
     Assets held for sale                                 3,804     13,804
     Prepaid expenses                                    18,279     10,428
     Deferred income taxes                                3,163      3,316
                                                       --------   --------

     TOTAL CURRENT ASSETS                                97,010    103,731
                                                       --------   --------

PROPERTY AND EQUIPMENT
     Land and improvements                               18,282     18,278
     Buildings and improvements                          62,843     62,388
     Furniture, fixtures and equipment                   98,822     98,138
     Leasehold improvements                              34,917     35,408
     Construction in progress                             4,860      4,253
                                                       --------   --------

                                                        219,724    218,465
     Less accumulated depreciation and amortization      82,928     77,289
                                                       --------   --------

                                                        136,796    141,176
     Property under capital leases, net                   9,506      9,739
                                                       --------   --------

     TOTAL PROPERTY AND EQUIPMENT, NET                  146,302    150,915

GOODWILL, net of accumulated amortization of $19,598
     at May 17, 1997 and $18,050 at January 25, 1997    182,120    183,668
DEFERRED INCOME TAXES                                    12,264     12,923
TRADENAMES                                               31,304     31,570
DEFERRED CHARGES AND OTHER ASSETS                        38,802     39,933
                                                       --------   --------
     TOTAL ASSETS                                      $507,802   $522,740
                                                       ========   ========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                             May 17,     January 25,
                                                              1997          1997
                                                           ---------    ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $  80,823    $  74,951
     Accrued expenses                                         36,243       36,054
     Salaries, wages and benefits payable                     11,700       11,563
     Short-term borrowing                                       --          7,000
     Notes payable to a related party                           --         10,000
     Income taxes payable                                        184          110
     Current installments of long-term debt                    7,500       18,250
     Current obligations under capital leases                    633          617
     Deferred income taxes                                     1,226        1,403
                                                           ---------    ---------

     TOTAL CURRENT LIABILITIES                               138,309      159,948

LONG-TERM DEBT, net of current portion                        10,000       71,227
NOTES PAYABLE                                                256,760      180,000
CAPITAL LEASE OBLIGATIONS, net of current portion              7,911        8,110
RESERVE FOR SELF-INSURANCE CLAIMS                             11,275       12,201
DEFERRED INCOME TAXES                                         19,859       22,921
OTHER LIABILITIES AND DEFERRED CREDITS                        35,497       35,352
                                                           ---------    ---------

     TOTAL LIABILITIES                                       479,611      489,759
                                                           ---------    ---------

COMMITMENTS AND CONTINGENCIES                                   --           --

STOCKHOLDER'S EQUITY
     Common stock, $.10 par value; 200 shares authorized
         and issued                                             --           --
     Additional paid-in capital                               91,500       91,500
     Accumulated deficit                                     (63,309)     (58,519)
                                                           ---------    ---------

     TOTAL STOCKHOLDER'S EQUITY                               28,191       32,981
                                                           ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 507,802    $ 522,740
                                                           =========    =========



   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                                       16 weeks     16 weeks
                                                         ended        ended
                                                        May 17,      May 18,
                                                         1997         1996
                                                      ---------    --------
Net sales                                               297,192     317,060
Cost of goods sold                                      219,701     236,557
                                                      ---------    --------

     GROSS PROFIT                                        77,491      80,503
                                                      ---------    --------

OPERATING EXPENSES
Selling, general and administrative
     expenses                                            59,615      66,876
Depreciation and amortization                            12,048      12,003
                                                      ---------    --------


     OPERATING PROFIT (LOSS)                              5,828       1,624

Sundry, net                                                 (19)        (43)
                                                      ---------    --------

     INCOME (LOSS) BEFORE INTEREST,
         INCOME TAXES, EXTRAORDINARY
         ITEM AND CUMULATIVE EFFECT OF
         A CHANGE IN ACCOUNTING PRINCIPLE                 5,809       1,581

Interest expense on debt                                 (8,668)     (9,096)
Interest expense on capital lease
     obligations                                           (366)       (356)
Interest and investment income, net                         300          51
                                                      ---------    --------

     LOSS BEFORE INCOME TAXES,
         EXTRAORDINARY ITEM AND
         CUMULATIVE EFFECT OF  A
         CHANGE IN ACCOUNTING
         PRINCIPLE                                       (2,925)     (7,820)

Income tax benefit                                          579       2,147
                                                      ---------    --------
     LOSS BEFORE EXTRAORDINARY
         ITEM AND CUMULATIVE EFFECT
         OF A CHANGE IN ACCOUNTING
         PRINCIPLE                                       (2,346)     (5,673)

Extraordinary item:
   Loss on early extinguishment of debt, net of
   deferred income taxes of $1,567                       (2,444)       --

Cumulative effect of a change in accounting
   principle, net of deferred income taxes of $1,496       --         2,653
                                                      ---------    --------

     NET  LOSS                                           (4,790)     (3,020)
                                                      =========    ========



   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                                                               16 weeks ended   16 weeks ended
                                                                                   May 17,          May 18,
                                                                                    1997             1996
                                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $ (4,790)        $ (3,020)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities, net of effects of disposal of
         Florida retail operations:
         Cumulative effect of a change in accounting principle                        --             (2,653)
         Extraordinary loss on early extinguishment of debt                          2,444             --
         Depreciation and amortization of property and equipment                     7,209            7,633
         Amortization of intangible and other assets                                 4,839            4,370
         Amortization of bond discount                                                  48             --
         Deferred income taxes                                                        (859)          (1,053)
         Loss on disposal of property and equipment, net                               104               90
         Decrease (increase) in deferred charges, goodwill, and other assets        (3,435)             493
         Decrease in reserve for self-insurance claims                                (925)            (322)
         Increase (decrease) in other liabilities and deferred credits                 774             (613)
         Changes in operating assets and liabilities:
               Decrease in accounts receivable                                       1,475            1,537
               Decrease (increase) in inventories                                   (1,453)           1,231
               Increase in prepaid expenses                                         (7,851)          (7,930)
               Increase (decrease) in accounts payable and accrued expenses          5,940          (16,101)
               Increase in income taxes payable                                         73              246
                                                                                  --------         --------
                                                                                     3,593          (16,092)
               Decrease attributable to disposal of Florida retail operations         (632)         (11,994)
                                                                                  --------         --------

         Net cash provided by (used in) operating activities                         2,961          (28,086)
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (2,458)          (1,796)
     Proceeds from disposal of property and equipment                                   18                1
     Proceeds from disposal of Florida retail operations                            10,000           11,500
     Proceeds from sales of marketable securities                                       89             --
                                                                                  --------         --------

         Net cash provided by investing activities                                   7,649            9,705
                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments from notes payable to a related party                      (10,000)            --
     Principal payments on long-term debt                                          (61,227)          (7,025)
     Principal payments on short-term debt                                         (17,750)            --
     Principal payments on capital lease obligations                                  (183)            (256)
     Proceeds from long-term borrowing                                              76,712           13,700
     Proceeds from capital contribution                                               --              5,000
                                                                                  --------         --------

         Net cash provided by (used in) financing activities                       (12,448)          11,419
                                                                                  --------         --------

Net decrease in cash and cash equivalents                                           (1,838)          (6,962)

Cash and cash equivalents at beginning of period                                    12,148            6,998
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $ 10,310         $     36
                                                                                  ========         ========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
     Interest                                                                     $  2,920         $ 11,138
     Income taxes (net of refunds)                                                    (983)             144






   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for each of the 16 weeks ended May 17, 1997 and May 18, 1996, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature, or resulted from the strategic measures implemented by the Company in the 16 weeks ended May 18, 1996 as described in Note
(2)--Unusual Charges of the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended January 25, 1997 filed with the Securities and Exchange Commission (hereinafter referred to as the "Form 10-K"). The unaudited financial information should be read in conjunction with the Company's Form 10-K. The consolidated balance sheet at January 25, 1997 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the 16-week periods ended May 17, 1997 and May 18, 1996 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Senior Notes Due 2003 (the "Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes (the "Existing Notes"), which were issued in 1993. The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $23.3 million, the Company has borrowing availability on a revolving basis of $41.7 million under the New Bank Credit Agreement. This transaction resulted in an extraordinary loss of $2.4 million, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt. As of May 17, 1997, the Company had not borrowed under the revolver of the New Bank Credit Agreement.

         In connection with the Refinancing Plan, on April 29, 1997, the Company satisfied $10 million of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND BASIS OF PRESENTATION

         During fiscal 1996, the Company determined to discontinue its retail operations in Florida. The effective date of the Florida closing was December 30, 1995. All eight of the Florida stores were closed during the 16-week period ended May 18, 1996. The following table presents selected comparative operating data of the Company for the 16 weeks ended May 17, 1997 and May 18, 1996 after excluding the Florida retail division (the "Continuing Business"):


                                                   16 Weeks Ended
                                             --------------------------
                                                 May 17,       May 18,
                                                  1997         1996 (1)
                                             ------------    ----------
SELECTED OPERATING RESULTS
(as a percentage of sales)

Gross profit                                     26.1%          25.8%
Selling, general and
   administrative expenses                       20.1           20.1
EBITDA (2)                                        6.0            5.7
Depreciation and amortization                     4.1            3.9
Operating profit (loss)                           2.0            1.9
Loss before income taxes                         (1.0)          (1.2)
Net loss                                         (1.6)          (1.0)

---------------------
(1) Excludes net sales, cost of goods sold, selling, general and administrative expenses, and income tax benefit from Florida operations for the 16 weeks ended May 18, 1996.

(2) Represents income before interest, income taxes, sundry, depreciation and amortization and unusual charges. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

RESULTS OF OPERATIONS

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 50 supermarkets and 31 Blockbuster video stores as of May 17, 1997. The history of store openings, closings and conversions through May 17, 1997, since the end of the same period of the prior year, is set forth below:


                         Stores in operation at May 18, 1996            74
                         Stores opened:
                            Supermarkets                                --
                            Blockbuster video stores                     9

                         Stores closed                                  (2)
                                                                       ---
                         Stores in operation at May 17, 1997            81
                                                                       ===

                                                     May 17,        May 18,
                                                      1997           1996
                                                      ----           ----
Store composition at quarter-end:

  Xtra stores                                          30             26
  Pueblo supermarkets                                  20             26
  Blockbuster video stores                             31             22
  By location:

    Puerto Rico                                        73             67
    U.S. Virgin Islands                                 8              7


         Net sales for the 16-week period ended May 17, 1997 decreased by $19.9 million, or 6.3%, in comparison to the same period last year. Contributing to the overall sales reduction was the closing of the Florida retail operations, which had sales of $6.7 million for the 16 weeks ended May 18, 1996. Net sales from the Continuing Business decreased by $13.2 million, or 4.2%, in comparison to the same period last year. Same store sales for the 16-week period decreased by 2.9%. This decline reflected a same store sales decrease of 2.8% in the Company's Puerto Rico supermarket operations as competition continued to adversely affect the operating division's sales performance. The Company's Blockbuster operations experienced a same store decrease of 9.1% for the 16 weeks ended May 17, 1997 as the eight stores that converted from Video Clubs to Blockbuster stores have temporarily affected the sales performance of the existing stores.

         Gross profit margin for the 16-week period ended May 17, 1997, as a percentage of sales, was 26.1% or 0.7% above the 25.4% for the same period last year. Gross margin for the Continuing Business for the 16-week period ended May 17, 1997 increased 0.3% from 25.8% to 26.1%. The increase in gross profit margin was primarily due to the favorable margin in the meat department due to a reduction in shrink and the implementation of certain performance initiatives.

         Selling, general and administrative expenses for the 16-week period ended May 17, 1997 decreased by $7.3 million, or 10.9%, in comparison to the same period last year. Contributing to the overall decrease in selling, general and administrative expenses was the closing of the Florida retail operations, which had selling expenses of $4.6 million for the 16 weeks ended May 18, 1996. Selling, general and administrative expenses from the Continuing Business decreased by $2.7 million, or 4.3%, in comparison to the same period last year. This decrease was due primarily to a major advertising campaign launched in Puerto Rico during the 16 weeks ended May 18, 1996. Also contributing to the decrease was the elimination of 440 store employees in January 1997 due to the reorganization of labor scheduling practices and on-going labor control programs.

         Depreciation and amortization for the 16 weeks ended May 17, 1997 was comparable to that of the same period of the prior year.

         Interest expense, net of interest and investment income, decreased by $0.7 million, or 7.1%, for the 16 weeks ended May 17, 1997 compared to the same period last year due primarily to a decrease in the average amount of borrowings outstanding during the period.

         The income tax benefit for the 16 weeks ended May 17, 1997 decreased by $1.6 million in comparison to the same period last year due primarily to the operating losses incurred from the Florida operations for the 16 weeks ended May 18, 1996.

         The Company recorded a $2.4 million, net of deferred income taxes of $1.6 million, extraordinary loss by reason of the early extinguishment of debt due to the Refinancing Plan described in Note (3) - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q. The extraordinary loss pertains to the unamortizied portion of deferred Bank Credit Agreement costs associated with the Old Bank Credit Agreement.

         At the beginning of fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". Pursuant to the requirements of this statement, the Company's results of operations for the 16 weeks ended May 18, 1996 included results of the Florida stores for the phase-out period in fiscal 1997. The recognition of these operations negatively affected the Company's operating profit by $4.1 million for the 16 weeks ended May 18, 1996. Furthermore, in accordance with SFAS No. 121, the Company recorded the cumulative effect of a change in accounting principle of $2.7 million (net of deferred income taxes of $1.5 million), the effect of which was to offset the Florida operating losses recorded for the 16 weeks ended May 18, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a sufficient cash flow which, along with the available credit facility, provided adequate liquidity to the Company's operational needs.

         On April 29, 1997, the Company entered into the Refinancing Plan in connection with which it issued the Notes. The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $23.3 million, the Company has borrowing availability on a revolving basis of $41.7 million under the New Bank Credit Agreement. As of May 17, 1997, the Company had not borrowed under the revolver of the New Bank Credit Agreement.

         Net cash provided by (used in) operating activities was $3.0 million and $(28.1) million for the 16 weeks ended May 17, 1997 and May 18, 1996, respectively. The increase in net cash provided by operating activities was due to the decrease in net cash outlay related to the closing of the Florida retail operations for the 16 weeks ended May 17, 1997 in comparison to the same period last year.

         Working capital during the 16 weeks ended May 17, 1997 increased from a deficit of $56.2 million at January 25, 1997 to a deficit of $41.3 million at May 17, 1997. The improvement in working capital was primarily attributable to the repayment of certain obligations associated with the Refinancing Plan described above.

         Net cash provided by investing activities was $7.6 million and $9.7 million for the 16 weeks ended May 17, 1997 and May 18, 1996, respectively. The Company received $11.5 million for the sale of two Florida Xtra stores and certain equipment during the 16 weeks ended May 18, 1996. Total capital expenditures, net of proceeds from disposals, were $2.4 million and $1.8 million for the 16 weeks ended May 17, 1997 and May 18, 1996, respectively.

         Net cash provided by (used in) financing activities was $(12.4) million and $11.4 million for the 16 weeks ended May 17, 1997 and May 18, 1996, respectively. On April 29, 1997, the Company entered into the Refinancing Plan which provided net proceeds of $76.7 million before deducting expenses. These proceeds together with available cash were used to repay $63.0 million in term loans and $16.0 million in revolving loans under the Old Bank Credit Agreement. In connection with the Refinancing Plan the Company also satisfied $10.0 million of indebtedness payable to a related party.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $17.5 million as of May 17, 1997, including $7.5 million of principal payments due in the current fiscal year. Management anticipates that the principal payments will be financed by operations.

         In early November 1996, the Company reached a settlement (the "Settlement") of the Premium Sales litigation described in Item 3, Legal Proceedings, in the Company's Form 10-K for the year ended January 25, 1997. The settlement has subsequently been confirmed and approved by the court. The terms of the Settlement do not materially affect the Company's financial position or results of operations.

         The Company believes that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs.

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

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which will continue with the Refinancing Plan (including limiting effects on ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              10.1 - Amended and Restated Credit Agreement, dated as of April
                     29, 1997, among Pueblo Xtra International, Inc., Pueblo International, Inc., Xtra Super Food Centers, Inc., various lending institutions, The Bank of Nova Scotia, as Administrative Agent, and NationsBank, N.A. (South), as Syndication Agent.

              27     Financial Data Schedule (for SEC use only).

(b)           Reports on Form 8-K

              On April 4, 1997, the Company filed a current report on Form 8-K with the Commission under Item 5 of such form a press release to announce the amendment of the Company's bank credit facility.

              On April 7, 1997, the Company filed a current report on Form 8-K with the Commission under Item 5 of such form a press release to announce fiscal 1997 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PUEBLO XTRA INTERNATIONAL, INC.

Dated:  June 20, 1997                           /s/ Daniel Cammarata
                                                -------------------------------
                                                Daniel Cammarata
                                                Controller
                                                and Chief Accounting Officer