Form 10-K/A
period 1997-01-25
PUEBLO XTRA INTERNATIONAL INC
filed 1997-07-23
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       ON
                                  FORM 10-K/A

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. [X]

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

         The Acquisition has been accounted for under the purchase method effective July 31, 1993. Reference is made to Note (3)--Acquisitions of the notes to the Company's consolidated financial statements referenced in Part II,
Item 8 of this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") for further details of the Acquisition.

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

Puerto Rico

         The Company operates two complementary supermarket formats: conventional Pueblo supermarkets which emphasize service, variety and high quality products at competitive prices, and Xtra supermarkets which are typically larger stores emphasizing everyday low prices. In Puerto Rico, the Company currently operates 14 Pueblo stores and 30 Xtra stores and has a grocery retailing market share of approximately 29%. In addition, the Company estimates that is has a 34% market share in the greater San Juan metropolitan area, the most densely populated region of Puerto Rico, with more than one-third of the island's 3.7 million residents. In fiscal 1997 in Puerto Rico, Pueblo stores averaged approximately 28,286 gross sq. ft. and generated an average of approximately $828 of sales per selling sq. ft., while Xtra stores averaged approximately 45,900 gross sq. ft. and generated an average of approximately $681 of sales per selling sq. ft. Since the Acquisition, the Company has constructed five new Xtra stores, remodeled ten existing supermarkets and converted five Pueblo stores into Xtra stores in Puerto Rico.

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


Disposal of Florida Retail Operations

         On January 16, 1996, the Company announced its decision to discontinue its retail operations in Florida (the "Florida Disposal"). The announcement was made as part of the Company's restructuring plans whereby the Company will exit the underperforming Florida retail market and place more emphasis on the strength of its operations in Puerto Rico and the U.S. Virgin Islands. The Florida Disposal includes the disposal of all eight Xtra stores and one warehouse and distribution center, whether by sale or abandonment, which ceased operations in the first quarter of fiscal year 1997. As of the date of this filing, one owned location and the lease rights to a second location have been sold. See Note (2)--Division Closure and Corporate Restructuring Charges of the notes to the Company's consolidated financial statements referenced in Part II,
Item 8 of this Form 10-K/A for further details of the Florida Disposal.

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

ITEM 2.           PROPERTIES

         The following table sets forth information as of January 25, 1997 with respect to the owned and leased stores and support facilities used by Pueblo in its business:


                                                 Owned (1)                  Leased                   Total
                                           ----------------------   ----------------------   ----------------------
                                            No.     Gross Sq. Ft.    No.     Gross Sq. Ft.    No.     Gross Sq. Ft.
                                           ----   ---------------   ----   ---------------   ----   ---------------
Pueblo supermarkets:
  Puerto Rico...........................      2            91,000     12           305,000     14           396,000
  U.S. Virgin Islands...................      3           112,000      3            83,000      6           195,000
Xtra superstores:
  Puerto Rico...........................      7           359,000     23         1,018,000     30         1,377,000
Blockbuster video stores................      5            31,000     22           120,000     27           151,000
Warehouse and distribution facilities...      1           300,000      1            13,000      2           313,000

------------

(1) Four of the owned stores include land leases: three Xtra stores in Puerto Rico, and one Pueblo store in the U.S. Virgin Islands.

         The Company also owns the shopping centers at three of its store locations in Puerto Rico.

         The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay certain expenses related to the premises such as insurance, taxes and maintenance. See Note (6)--Leases and Leasehold Interests of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A. The Company does not anticipate any difficulties in renewing its leases as they expire.

        The construction of owned facilities is financed principally with internally generated funds. All owned properties of Pueblo are pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's existing bank credit agreement, dated as of July 21, 1993 (the "Existing Bank Credit Agreement") with a syndicate of banks entered into in connection with the Acquisition. See Note (5)--Debt of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A. Pueblo contemplates entering into an amended bank credit agreement (the "New Bank Credit Agreement") in connection with its proposed refinancing plan. See Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         The Company has discontinued its operations in Florida, as described more fully in Note (2)--Division Closure and Restructuring Charges of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A, and has closed all eight of its Xtra stores located in Florida during fiscal 1997. The Company has sold one owned Xtra location and the lease rights to a second location. The Company is seeking to dispose of its remaining Florida retailing assets.

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

Dividends

         No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the Existing Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo to the Company are restricted under the terms of the Existing Bank Credit Agreement. The Existing Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the Existing Bank Credit Agreement) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the 10-year, 9 1/2% senior notes (issued in connection with the Acquisition) then due and payable in accordance with the terms thereof. Similar restrictions on dividends will be included in the New Bank Credit Agreement.

ITEM 6.           SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per selling square foot amounts)

                                                                    Fiscal Year Ended (1)
                                    -----------------------------------------------------------------------------
                                     January 30,     January 29,      January 28,     January 27,    January 25,
                                        1993 (2)       1994 (3)          1995            1996           1997
-----------------------------------------------------------------------------------------------------------------
Operating Statement Data
 Net sales                            $ 1,251,726    $ 1,199,123    $ 1,166,955    $ 1,145,370    $ 1,020,056
 Cost of goods sold                       948,568        903,850        871,136        848,490        760,329
                                      -----------    -----------    -----------    -----------    -----------
      Gross profit                        303,158        295,273        295,819        296,880        259,727
 Selling, general and admin-
   istrative expenses (4)                 232,202        230,266        229,197        240,219        213,485
 Depreciation and
   amortization                            29,649         37,650         43,865         43,669         41,128
 Division closure and corporate
   restructuring charges (5)                   --             --             --         28,012          4,160
                                      -----------    -----------    -----------    -----------    -----------
      Operating profit (loss)              41,307         27,357         22,757        (15,020)           954
 Transaction costs                             --        (11,217)            --             --             --
 Sundry, net                                 (278)           (66)           (35)           (52)           122
 Interest expense-debt and
   capital lease obligations              (14,193)       (22,255)       (32,809)       (34,221)       (30,458)
 Interest and investment
   income, net                              1,146            620            656            875            276
 Income tax (expense)
   benefit                                (12,060)        (1,208)         4,790         18,615          9,535
                                      -----------    -----------    -----------    -----------    -----------
 Income (loss) before
   cumulative effect of a
   change in accounting
   principle                               15,922         (6,769)        (4,641)       (29,803)       (19,571)
 Cumulative effect of a
   change in accounting
   principle                                   --         (2,982)            --             --             --
                                      -----------    -----------    -----------    -----------    -----------
 Net income (loss)                    $    15,922    $    (9,751)   $    (4,641)   $   (29,803)   $   (19,571)
                                      ===========    ===========    ===========    ===========    ===========


                                                                     AS OF (1)
                                    ------------------------------------------------------------------------------
                                       January 30,     January 29,      January 28,     January 27,   January 25,
                                           1993           1994             1995            1996          1997
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
 Cash and cash equivalents (6)        $     7,838    $     5,471    $    15,680    $     6,998    $    12,148
 Working capital (deficit)                 (8,478)       (26,873)       (11,534)       (28,571)       (56,217)
 Property and equipment, net              168,395        224,605        207,935        166,283        150,915
 Total assets                             300,012        619,625        602,695        571,788        522,641
 Total debt and capital
    lease obligations                     123,686        347,124        329,855        308,497        295,204
 Stockholders' equity                      48,074         66,897         77,256         47,453         32,882



                                                     Fiscal Year Ended (1)
                             ------------------------------------------------------------------------------
                               January 30,     January 29,     January 28,     January 27,    January 25,
                                1993 (2)        1994 (3)           1995           1996            1997
-----------------------------------------------------------------------------------------------------------
Certain Financial Ratios
   And Other Data
EBITDA (as defined) (7)             $ 70,956        $  65,007       $ 66,622        $ 56,661       $ 50,391
Cash flow used in
   investing activities              (16,089)        (330,192)       (15,707)        (21,832)        (1,364)
Cash flow provided by (used in)
   financing activities              (23,662)         300,580         (1,877)        (10,915)        (8,298)
Cash flow provided by
   operating activities               42,027           27,249         27,793          24,065         14,812
Capital expenditures                  22,472           23,493         16,401          22,334         14,455
EBITDA (as defined) margin (7)           5.7%             5.4%           5.7%            4.9%           4.9%
Debt to EBITDA (as defined)             1.74             5.34           4.95            5.44           5.86


                                                                            Fiscal Year (1)
                                                     -----------------------------------------------------------------
                                                      1993 (2)      1994 (3)       1995          1996          1997
                                                     -----------------------------------------------------------------
Pueblo And Xtra Store Data:
Puerto Rico
  Number of stores (at fiscal year-end)                     40            42            44            46            44
  Average sales per store (8)                        $  21,065     $  20,777     $  19,797     $  19,808     $  19,672
  Average selling square footage                        26,405        26,576        26,031        27,055        27,652
  Average sales per selling square foot (8)          $     798     $     782     $     761     $     732     $     711
  Total sales                                          850,139       860,190       874,019       877,603       886,765
  Same store sales % change                                9.2%         (0.9)%        (1.3)%        (2.8)%        (2.6)%
U.S. Virgin Islands
  Number of stores (at fiscal year-end)                      5             5             5             6             6
  Average sales per store (8)                        $  19,594     $  19,003     $  15,619     $  14,952     $  15,110
  Average selling square footage                        20,724        20,724        20,724        20,625        20,104
  Average sales per selling square foot (8)          $     945     $     917     $     754     $     725     $     752
  Total sales                                           97,970        95,014        78,097        76,813        90,659
  Same store sales % change                                0.9%         (1.2)%       (17.8)%        (3.3)%         7.0%
Florida (9)
  Number of stores (at fiscal year-end)                     10             8             8             8            --
  Average sales per store (8)                        $  28,230     $  25,226     $  23,481     $  21,518            --
  Average selling square footage                        52,075        50,398        50,398        50,398            --
  Average sales per selling square foot (8)          $     542     $     501     $     466     $     427            --
  Total sales                                          286,853       220,730       187,845       159,659            --
  Same store sales % change                               (4.4)%       (14.7)%       (11.6)%          --            --
Blockbuster Store Data:
  Number of stores (at fiscal year-end)                     19            21            22            22            27
  Average sales per store (8)                        $   1,206     $   1,123     $   1,254     $   1,443     $   1,588
  Average weekly sales                                     443           467           535           608           794
  Total sales                                           16,763        23,189        26,994        31,295        35,938
  Same store sales % change                               (3.5)%        (8.1)%        10.9%         14.0%         10.5%

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

(3) Represents the combined results of operations for the 26-week period ended July 31, 1993 of the Company's predecessor prior to the Acquisition and the 26-week period ended January 29, 1994 of the Company. The results for each 26-week period are as follows:



                                                                        26 Weeks Ended           26 Weeks Ended
                                                                        July 31, 1993           January 29, 1994
                                                                   -----------------------    -----------------------
Net sales .........................................................      $ 612,454                  $ 586,669

Gross profit ......................................................        150,961                    144,312

Selling, general and administrative expenses ......................        117,738                    112,528

Depreciation and amortization .....................................         15,745                     21,905

Operating profit ..................................................         17,478                      9,879

Transaction costs .................................................         11,217                         --

Interest expense, net .............................................          5,533                     16,102

Income tax expense, (benefit) .....................................          2,858                     (1,650)

Net income (loss) .................................................         (5,148)                    (4,603)

EBITDA (as defined) ...............................................         33,223                     31,784

(4) Selling, general and administrative expenses for fiscal years 1996 and 1997 include certain expenses and charges related to the implementation of the Company's strategic initiatives and other matters. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -General".
(5) The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. The Company may close or relocate stores within an operating region as it deems appropriate. Costs associated with such closings, when recognized, are included in selling, general and administrative expenses.
(6) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(7) EBITDA (as defined) represents income (loss) before interest, income taxes, sundry, depreciation and amortization, and division closure and corporate restructuring charges. EBITDA (as defined) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
(8) For all periods presented, average sales are weighted for the period of time stores are open during the year.
(9)      All Xtra stores in Florida were closed in the first quarter of fiscal
         1997.

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

         The Company's focus since the Acquisition on new supermarket development rather than supermarket operations, as well as the effects of increased competition, resulted in declines in net sales (from $1,199.1 million in fiscal 1994 to $1,020.1 million in fiscal 1997), same store sales (from $931.3 million in fiscal 1994 to $861.1 million in fiscal 1997), and consolidated operating results (from $27.4 million in fiscal 1994 to $1.0 million in fiscal 1997). The declining operating results together with the Company's high level of interest expense resulting from its significant indebtedness resulted in annual net losses since fiscal 1994.

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

         In the summer of 1996, in conjunction with implementation of the Company's revised business strategy, the Company retained a retail industry consulting firm to assist management in analyzing the Company's operating practices. One result of such analysis was the reorganization of labor scheduling practices, which enabled the Company to eliminate 440 store employees in January 1997 and reduce annual labor costs by approximately $9.0 million. It is management's belief that the decision to exit the Florida market, together with the actions which the Company began to take in the spring of 1996 and the implementation of its revised business strategy, has begun to contribute, and should continue to contribute, toward improved operating results.

         Other strategic measures being undertaken by the Company include: (i) continual evaluation of Pueblo store formats relative to the markets they serve for potential future conversions to Xtra stores; (ii) continued conversion of its remaining Pueblo Video Clubs to Blockbuster outlets and (iii) other interior store changes to increase customer traffic, such as in-store banking and in-store fast food restaurants for select locations. The Company believes that these strategic measures will be an effective means of improving sales by increasing customer traffic in its supermarkets.

         In connection with the strategic initiatives begun in January 1996, the Company has incurred a number of charges and other items that have adversely affected the Company's operating profit, including the following items which aggregated $31.9 million in fiscal 1996 and $12.3 million in fiscal 1997. The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market, and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. See Note (2) of the Notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A. Other items which adversely affected the Company's operating profit and were related to the implementation of the Company's strategic initiatives included the following, which aggregated $3.9 million in fiscal 1996 and $8.1 million in fiscal 1997. In fiscal 1996, an adjustment to the net realizable value of certain non-operating real property in Puerto Rico caused a charge of $3.9 million. In addition, in fiscal 1997, the elimination of 440 store employees resulted in a charge of approximately $1.1 million in severance costs and the closing of two Puerto Rico stores resulted in a $2.9 million charge.

         In addition, the Company established reserves totalling $5.3 million during fiscal years 1994 through 1997, including $3.1 million and $1.2 million in fiscal years 1996 and 1997 relating to the costs, including legal fees, associated with the recently settled Premium Sales litigation described under
Item 3 "Legal Proceedings."

         The Company has no operations of its own, and its only assets are its equity interest in Pueblo and intercompany notes issued to the Company by its subsidiaries in connection with its investment of the net proceeds of the Existing Notes and the Notes. The Company has no source of cash to meet its obligations, including its obligations under the Existing Notes and the Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the New Bank Credit Agreement, and dividends from its subsidiaries. The New Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no Default or Event of Default exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes then due and payable in accordance with the terms thereof.

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




                                                                         Year Ended           Year Ended          Year Ended
                                                                         January 28,          January 27,         January 25,
                                                                             1995                1996                 1997
                                                                       ----------------     ---------------     ----------------
Selected Operating Results of the Puerto Rico and U.S. Virgin
    Islands Operations: (dollars in thousands)

Net sales                                                                  $979,110            $985,711           $1,013,363

Gross profit                                                                250,810             259,508              259,291

Selling, general and administrative expenses                                186,861             201,402              208,900

EBITDA (as defined) (1)                                                      63,949              58,106               50,391

Depreciation and amortization                                                38,418              39,075               41,128

Operating profit                                                             25,531              16,748                9,263

Selected Operating Results of the Puerto Rico and U.S. Virgin
    Islands Operations: (as a percentage of sales)

Gross profit                                                                   25.6%               26.3%                25.6%

Selling, general and administrative expenses                                   19.1                20.4                 20.6

EBITDA (as defined) (1)                                                         6.5                 5.9                  5.0

Operating profit                                                                2.6                 1.7                  0.9

------------

(1) EBITDA (as defined) represents income (loss) before interest, income taxes, sundry, depreciation and amortization and division closure and corporate restructuring charges. EBITDA (as defined) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance.

FISCAL 1997 VS. FISCAL 1996

         As of January 25, 1997, the Company operated a total of 50 supermarkets and 27 Blockbuster locations in Puerto Rico and the U.S. Virgin Islands. During fiscal 1997, the Company closed all eight of its Xtra stores and its distribution facility in Florida as part of the disposal of the Company's Florida retail operations. For further details of the Florida closing, see Note
(2) of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A. In addition, in fiscal 1997, the Company closed two underperforming Xtra stores in Puerto Rico, converted five Pueblo stores to Xtra stores in Puerto Rico, and converted four Pueblo Video Clubs into in-store Blockbuster outlets in Puerto Rico.

         Fiscal 1997 net sales decreased by $125.3 million or 10.9% from $1,145.4 million in the prior year to $1,020.1 million. A primary factor in the overall sales reduction was the closing of the Florida retail operations, which had sales of $6.7 million and $159.7 million in fiscal 1997 and fiscal 1996, respectively. Net sales from the Continuing Business increased by $27.7 million or 2.8% in fiscal 1997 over fiscal 1996. Of this increase, 83% was attributable to supermarket sales and 17% was attributable to Blockbuster operations. In fiscal 1997, same store sales, or sales for stores open in comparable 52-week periods for the Continuing Business, decreased by $13.3 million or 1.4%, as compared to a same store sales decline for the Continuing Business of $22.9 million or 2.4% in fiscal 1996. This decline reflected a same store sales decrease for the year of $21.6 million or 2.6% in the Company's Puerto Rico supermarket operations (which represent approximately 87.5% of the Company's total sales) as competition continued to adversely affect the operating division's sales performance. However, the Company's Puerto Rico supermarket operations experienced an increase in same store sales of $6.9 million or 3.4% in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. U.S. Virgin Islands supermarket operations experienced a same store sales increase for fiscal 1997 of $5.3 million or 7.0%. Blockbuster operations experienced a same store sales increase for fiscal 1997 of $3.0 million or 10.5%.

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

          In fiscal 1996, the Company, recorded a charge of $25.8 million due to the loss from the closing of the Florida operations. In addition, the Company recorded $4.2 million in charges in fiscal 1997 to write down assets from the Florida operations in order to reflect a revised estimate of the fair value of the remaining properties held for sale.

         In fiscal 1996, the assets relating to the Florida retail operations were written down to their estimated net realizable value of $26.0 million. During fiscal 1997, as part of the Florida closing, the Company sold two Xtra stores and certain store equipment for $11.8 million. In addition, the Company recorded $4.2 million in charges to write down assets from the Florida operations in order to reflect a revised estimate of the fair value of the remaining properties held for sale. Furthermore, the Company decided to sell two owned real estate parcels in Puerto Rico with a book value of $3.8 million. Management estimates that the fair value of these assets exceeds their book value.

         The decrease in the income tax benefit of $9.1 million was primarily the result of the tax effects of the $25.8 million charge for the Florida disposal that was recorded in fiscal 1996.

         Results for fiscal 1997 were a net loss of $19.6 million, as compared to a net loss of $29.8 million for fiscal 1996.

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

         Net sales decreased by $21.6 million, or 1.8%, in comparison to the prior year. Sales of approximately $12.5 million related to Florida retail operations subsequent to December 30, 1995 (the effective date of closing for accounting purposes) are included in division closure and corporate restructuring charges in the consolidated statement of operations for fiscal 1996. Additionally, sales derived from fiscal 1996 new store openings were $18.2 million. Same store sales, or sales for stores open in comparable 52-week periods, decreased by $37.3 million or 3.3%. This reflects the effects of increased competition as same store sales decreases were experienced in all supermarket operating divisions. The Puerto Rico supermarket operations, the major contributor to total company sales (with approximately 77.0% of the total), reflected a same store sales decrease for the year of $23.9 million or 2.8%. The effects of competitors' new store openings in the U.S. Virgin Islands were fully cycled during the fourth quarter of fiscal 1996 as indicated by a same store sales increase of $0.7 million or 3.8% in the U.S. Virgin Islands for the 12-week period ended January 27, 1996, although such same store sales decreased $2.6 million or 3.3% for the entire fiscal year. Fiscal 1996 Blockbuster video operations experienced a same store sales increase of $3.5 million or 14.0% over the prior year.

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

         During fiscal 1996, the Company recorded charges of $28.0 million. These charges included the following: (i) a reduction of assets relating to the Florida retail operations to their estimated net realizable value of $12.6 million; (ii) the recognition of net future lease obligations relating to the Florida retail operations of $7.1 million; (iii) employee termination benefits relating to the Florida retail operations of $1.7 million;
(iv) other costs relating to the disposal of the Florida retail operations of $4.4 million; and (v) costs of $2.2 million relating to the restructuring of certain Puerto Rico operating functions. See Note 2 of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A.

         During fiscal 1996, the Company reclassified $26.0 million into assets held for sale from property, plant and equipment. This represented management's estimated fair value of the remaining properties (four Xtra stores at $25.5 million and equipment of $0.5 million) held for sale due to the closing of the Florida retail operations.

         The increase in the income tax benefit of $13.8 million was primarily the result of the tax effects of the Florida closing, the majority of which is deferred.

         Net results for fiscal 1996 reflect a net loss of $29.8 million as compared to a net loss of $4.6 million for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity for the Company's operational needs has historically been provided by cash flow from operations, along with funds available under the Existing Bank Credit Agreement. The Company believes that the consummation of the Refinancing Plan described will enhance the Company's liquidity resources.

         The Company is pursuing a refinancing plan (the "Refinancing Plan") designed to enhance its liquidity resources and to give its increased operating and financial flexibility. The Company intends to enter into a purchase agreement with investment banks to issue and sell $85 million principal amount of 9 1/2% Series B Senior Notes Due 2003 (the "Notes"), the terms of which will be substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes Due 2003 (the "Existing Notes"), which were issued in 1993 in connection with the Acquisition. The Company intends to use the net proceeds of the Notes to repay the senior secured indebtedness outstanding under the Existing Bank Credit Agreement. In connection with the Refinancing Plan, the Company and Pueblo are entering into the New Bank Credit Agreement which will provide for a $65.0 million revolving credit facility and less restrictive covenants compared to the Existing Bank Credit Agreement.
After the issuance of standby letters of credit in the amount of $23.3 million, Pueblo will have borrowing availability on a revolving basis of $41.7 million under the New Bank Credit Agreement. In connection with the consummation of the Refinancing Plan, the Company intends to satisfy $10 million of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.
The Company believes that the completion of the Refinancing Plan will provide the Company with extended debt maturities, increased liquidity and less restrictive financial covenants, which will give it increased operating and financial flexibility.

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

         Working capital during fiscal 1997 decreased $27.6 million from a deficit of $28.6 million at the end of fiscal 1996 to a deficit of $56.2 million at the end of fiscal 1997. A decrease in assets held for sale and deferred income taxes, and the inclusion of notes payable to a related party in current liabilities, contributed to the decrease in working capital.

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

Quarterly Financial Data

         The following table sets forth the corrected interim financial data with regards to the restatement of the fiscal 1997 consolidated financial statements. Reference is made to Note (1) of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K/A:


                                                        Unaudited
                                        -------------------------------------------
                                        16 Weeks        28 Weeks        40 Weeks
                                        Ended           Ended           Ended
                                        May 18,         August 10,      November 2,
                                        1996            1996            1996
                                        -------------------------------------------
Operating Statement Data
  Net Sales                             317,060         543,068         771,700

  Costs of goods sold                   236,557         402,262         573,887
                                        -------         -------         -------
     GROSS PROFIT                        80,503         140,806         197,813

  OPERATING EXPENSES
  Selling, general and
   administrative expenses               66,876         112,213         160,198
  Depreciation and amortization          12,003          21,048          30,153
                                        -------         -------         -------
      OPERATING PROFIT                    1,624           7,545           7,462

  Sunday, net                               (43)            (56)            (67)
                                        -------         -------         -------
       INCOME BEFORE
       INTEREST AND INCOME
       TAXES                              1,581           7,489           7,395

  Interest expense on debt               (9,096)        (16,016)        (22,830)
  Interest expense on capital lease        (356)           (614)           (866)
    obligations
  Interest and investment income,
    net                                      51              91             127
                                        -------         -------         -------
       LOSS BEFORE INCOME
       TAXES                             (7,820)         (9,050)        (16,174)

  Income tax benefit                      2,147           2,293           4,765
                                        -------         -------         -------

       NET LOSS                          (5,673)         (6,757)        (11,409)
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

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K/A contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which will continue after consummation of the Refinancing Plan (including limiting effects on ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any dispositions), the Company's ability to continue to attract, retain and integrate into its management structure qualified senior managers, the Company's limited geographic markets, competitive conditions in the markets in which the Company operates and buying patterns of consumers and the Company's successful implementation of its business strategy and successful consummation of the Refinancing Plan.

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

William T. Keon, III.........................50      President and Chief Executive Officer

David L. Aston...............................50      Executive Vice President; President of Puerto Rico
                                                      Food Retail Division

Lawrence Elias...............................54      Senior Vice President, Management Information
                                                      Systems

Filiberto Berrios............................51      Senior Vice President; President of Blockbuster
                                                      Division

         Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been a direct or indirect beneficial owner of interests in and a director of certain companies that own or are engaged in a number of diverse commercial enterprises in Venezuela, the United States, Brazil, Chile and Mexico (the "Cisneros Group"), including the Company. Enterprises included in the Cisneros Group may be deemed to be affiliates of the Company. He is a member of the board of directors of Univision Communications, Inc., Evenflo & Spalding Holdings Corporations and RSL Communications, Inc.

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

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Located in Item 8 hereto)

                 Independent Auditors' Report

                 Consolidated Balance Sheets as of January 25, 1997 and January 27, 1996

                 Fiscal years ended January 25, 1997, January 27, 1996, and January 28, 1995

                           Consolidated Statements of Operations
                           Consolidated Statements of Cash Flows
                           Consolidated Statements of Stockholder's Equity

                 Notes to Consolidated Financial Statements

                                                                Location in
(2) Consolidated Financial Statement Schedules:                 this report
                                                                -----------

    Independent Auditors' Report........................................S-1

    Schedule I - Condensed
      Financial Information of Registrant...............................S-2

    Schedule II - Valuation
      and Qualifying Accounts...........................................S-6

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

     10.33               Ninth Amendment, dated as of January
                         25, 1997, to the Credit Agreement
                         among Pueblo Xtra International, Inc.,
                         Pueblo International, Inc., Xtra Super
                         Food Centers, Inc., various lending
                         institutions, The Chase Manhattan
                         Bank, N.A. and Scotiabank de Puerto
                         Rico, as Administrative Agent****

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

**** Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 25, 1997.

         (B)   Reports on Form 8-K

                  None

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         No annual report to security holders covering the Registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has, as of the date hereof, been sent to security holders by the Registrant. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form 10-K/A, the Registrant will furnish copies of such material to the Commission when it is sent to the security holders.

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




Dated July 21, 1997

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



SIGNATURE                                   TITLE                                                         DATE
---------                                   -----                                                         ----
/s/ Gustavo A. Cisneros                     Chairman of the Board; Member of the                          July 21, 1997
-------------------------------             Executive Committee
Gustavo A. Cisneros

/s/ William T. Keon, III                    Director; President; Chief Executive                          July 21, 1997
-------------------------------             Officer; Chairman of the Executive
William T. Keon, III                        Committee; Chairman of the Audit and Risk
                                            Committee; Member of the Compensation
                                            and Benefits Committee


/s/ David L. Aston                          Director; Executive Vice President;                           July 21, 1997
-------------------------------             President of Puerto Rico Food Retail
David L. Aston                              Division


/s/ Steven I. Bandel                        Director; Member of the Executive                             July 21, 1997
-------------------------------             Committee; Chairman of the Compensation
Steven I. Bandel                            and Benefits Committee


/s/ Alejandro Rivera                        Director; Member of the Audit and Risk                        July 21, 1997
-------------------------------             Committee; Member of the Compensation
Alejandro Rivera                            and Benefits Committee


/s/ Cristina Pieretti                       Director                                                      July 21, 1997
-------------------------------
Cristina Pieretti

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

         As discussed in Note 1, the accompanying 1997 and 1996 consolidated financial statements have been restated to correct the application of an accounting policy.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 3, 1997

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                                                       January 25,  January 27,
                                                                          1997         1996
                                                                       ----------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $ 12,148      $  6,998
     Marketable securities (market value of $89
         at January 25, 1997 and $888 at January 27, 1996)                   89           888
     Accounts receivable                                                  4,443        10,071
     Inventories                                                         59,503        67,237
     Assets held for sale                                                13,804        26,000
     Prepaid expenses                                                    10,428        10,670
     Deferred income taxes                                                3,316         7,620
                                                                       --------      --------
     TOTAL CURRENT ASSETS                                               103,731       129,484
                                                                       --------      --------

PROPERTY AND EQUIPMENT
     Land and improvements                                               18,278        18,116
     Buildings and improvements                                          62,388        60,766
     Furniture, fixtures and equipment                                   98,138        95,591
     Leasehold improvements                                              35,408        31,617
     Construction in progress                                             4,253         4,139
                                                                       --------      --------

                                                                        218,465       210,229
     Less accumulated depreciation and amortization                      77,289        55,505
                                                                       --------      --------

                                                                        141,176       154,724
     Property under capital leases, net                                   9,739        11,559
                                                                       --------      --------

     TOTAL PROPERTY AND EQUIPMENT, NET                                  150,915       166,283

GOODWILL, net of accumulated amortization of $18,050 at
     January 25, 1997 and $13,018 at January 27, 1996                   183,668       188,700
DEFERRED INCOME TAXES                                                    12,824        10,272
TRADENAMES                                                               31,570        32,436
DEFERRED CHARGES AND OTHER ASSETS                                        39,933        44,613
                                                                       --------      --------

     TOTAL ASSETS                                                      $522,641      $571,788
                                                                       ========      ========










   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      January 25,    January 27,
                                                                         1997           1996
                                                                       -------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $ 74,951      $ 65,112
     Accrued expenses                                                    36,054        48,461
     Salaries, wages and benefits payable                                11,563        14,315
     Short-term borrowing                                                 7,000            --
     Notes payable to a related party                                    10,000            --
     Income taxes payable                                                   110            94
     Current installments of long-term debt                              18,250        29,214
     Current obligations under capital leases                               617           859
     Deferred income taxes                                                1,403            --
                                                                       --------      --------

     TOTAL CURRENT LIABILITIES                                          159,948       158,055


LONG-TERM DEBT, net of current portion                                   71,227        89,477
NOTES PAYABLE                                                           180,000       180,000
CAPITAL LEASE OBLIGATIONS, net of current portion                         8,110         8,947
RESERVE FOR SELF-INSURANCE CLAIMS                                        12,201        12,862
DEFERRED INCOME TAXES                                                    22,921        35,335
OTHER LIABILITIES AND DEFERRED CREDITS                                   35,352        39,659
                                                                       --------      --------

     TOTAL LIABILITIES                                                  489,759       524,335
                                                                       --------      --------

COMMITMENTS AND CONTINGENCIES                                                --            --

STOCKHOLDER'S EQUITY
     Common stock, $.10 par value; 200 shares authorized
         and issued                                                          --            --
     Additional paid-in capital                                          91,500        86,500
     Accumulated deficit (Note 1)                                       (58,618)      (39,047)
                                                                       --------      --------

     TOTAL STOCKHOLDER'S EQUITY                                          32,882        47,453
                                                                       --------      --------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $522,641      $571,788
                                                                       ========      ========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


                                                              Fiscal                  Fiscal               Fiscal
                                                               1997                    1996                 1995
                                                          --------------         --------------        ----------------
Net sales                                                 $    1,020,056         $    1,145,370        $      1,166,955
Cost of goods sold                                               760,329                848,490                 871,136
                                                          --------------         --------------        ----------------

     GROSS PROFIT                                                259,727                296,880                 295,819
                                                          --------------         --------------        ----------------

OPERATING EXPENSES
Selling, general and administrative
     expenses                                                    213,485                240,219                 229,197
Depreciation and amortization                                     41,128                 43,669                  43,865
Division closure and corporate
     restructuring charges                                         4,160                 28,012                       -
                                                          --------------         --------------        ----------------
     OPERATING PROFIT (LOSS)                                         954                (15,020)                 22,757

Sundry, net                                                          122                    (52)                    (35)
                                                          --------------         --------------        ----------------


     INCOME (LOSS) BEFORE INTEREST AND
         INCOME TAXES                                              1,076                (15,072)                 22,722

Interest expense on debt                                         (29,306)               (32,002)                (30,358)
Interest expense on capital lease
     obligations                                                  (1,152)                (2,219)                 (2,451)
Interest and investment income, net                                  276                    875                     656
                                                          --------------         --------------        ----------------


     LOSS BEFORE INCOME TAXES                                    (29,106)               (48,418)                 (9,431)

Income tax benefit                                                 9,535                 18,615                   4,790
                                                          --------------         --------------        ----------------

                NET LOSS (Note 1)                         $      (19,571)        $      (29,803)       $         (4,641)
                                                          ==============         ==============        ================









   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)





                                                                                                 Fiscal       Fiscal         Fiscal
                                                                                                  1997         1996          1995
                                                                                                 ------       ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                      $(19,571)     $(29,803)     $ (4,641)
 Adjustments to reconcile net loss to net cash provided
    by operating activities, net of effects of disposal of
    Florida retail operations:
    Division closure and corporate restructuring charges                                          4,160        27,740            --
    Depreciation and amortization of property and equipment                                      25,528        29,818        29,278
    Amortization of intangible and other assets                                                  15,600        14,181        14,587
    Deferred income taxes                                                                        (9,259)      (17,550)       (7,639)
    Loss on disposal of property and equipment, net                                               2,395         4,794           783
    Decrease  (increase) in deferred charges, goodwill, and other assets                          2,401         2,755         2,101
    Increase (decrease) in reserve for self-insurance claims                                        896        (3,611)       (1,130)
    Increase (decrease) in other liabilities and deferred credits                                   161        (3,540)         (366)
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                                   2,621        (3,406)          223
     Decrease (increase) in inventories                                                          (3,995)       (4,267)          538
     Decrease (increase) in prepaid expenses                                                        278         1,212          (411)
     Increase (decrease) in accounts payable and accrued expenses                                 6,427         7,887        (4,850)
     Increase (decrease) in income taxes payable                                                    (20)       (2,145)         (680)
                                                                                               --------      --------      --------
                                                                                                 27,622        24,065        27,793
     Decrease attributable to disposal of Florida retail operations                             (12,810)           --            --
                                                                                               --------      --------      --------

                Net cash provided by operating activities                                        14,812        24,065        27,793
                                                                                               --------      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                            (14,455)      (20,769)      (14,649)
 Proceeds from disposal of property and equipment                                                    59           502           694
 Purchase of leasehold interests                                                                     --        (1,565)       (1,752)
 Purchases of marketable securities                                                                (223)           --            --
 Proceeds from sales of marketable securities                                                     1,415            --            --
 Proceeds from disposal of Florida retail operations                                             11,840            --            --
 Issuance of note receivable from a related party                                                    --            --       (10,000)
 Proceeds from note receivable from a related party                                                  --            --        10,000
                                                                                               --------      --------      --------

                Net cash used in investing activities                                            (1,364)      (21,832)      (15,707)
                                                                                               --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in note payable to bank syndicate                                                   7,000            --         8,000
 Net decrease in note payable to bank syndicate                                                      --            --        (8,000)
 Principal payments on long-term debt                                                           (29,214)       (9,614)      (15,582)
 Principal payments on capital lease obligations                                                 (1,084)       (1,301)       (1,295)
 Proceeds from capital contribution                                                               5,000            --        15,000
 Proceeds from notes payable to a related party                                                  10,000            --            --
                                                                                               --------      --------      --------

                Net cash used in financing activities                                            (8,298)      (10,915)       (1,877)
                                                                                               --------      --------      --------

Net increase (decrease) in cash and cash equivalents                                              5,150        (8,682)       10,209

Cash and cash equivalents at beginning of period                                                  6,998        15,680         5,471
                                                                                               --------      --------      --------

Cash and cash equivalents at end of period                                                     $ 12,148      $  6,998      $ 15,680
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

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)







                                                            Additional                          Total
                                            Common           Paid-in         Accumulated     Stockholder's
                                             Stock           Capital          Deficit          Equity
                                           --------         --------         --------         -------
Balance at January 29, 1994                $     --         $ 71,500         $ (4,603)        $66,897

     Capital contribution                                     15,000                           15,000
     Net loss for the year                                                     (4,641)         (4,641)
                                           --------         --------         --------         -------
Balance at January 28, 1995                $     --         $ 86,500         $ (9,244)        $77,256

     Net loss for the year                                                    (29,803)        (29,803)
                                           --------         --------         --------         -------
Balance at January 27, 1996                $     --         $ 86,500         $(39,047)        $47,453

     Capital contribution                                      5,000                            5,000
     Net loss for the year                                                    (19,571)        (19,571)
                                           --------         --------         --------         -------
Balance at January 25, 1997                $     --         $ 91,500         $(58,618)        $32,882
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

         The consolidated financial statements for fiscal 1997 and 1996 have been restated to correct the recording of costs associated with the phase out of the Florida retail operations to comply with Emerging Issues Task Force 94-3. As a result of the restatement, the net loss for fiscal 1997 increased by $2.6 million and the net loss for fiscal 1996 decreased by $2.6 million.

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

         An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations over the life of the agreement without exchange of the underlying national principal amount. The differential to be paid or received is charged to interest expense. However, the swap agreement to which Pueblo International, Inc. was a party at the time the Company acquired Pueblo International, Inc. (see Note (3) - Acquisitions) was marked-to-market at the Transaction date. Consequently, at the Transaction date a liability was established for the estimated differential over the remaining term of the contract. For the related amounts charged to the liability and the related amounts charged to interest expense for each period presented See Note
(5) - Debt.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Newly Adopted Accounting Pronouncements

         In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for the long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by an entity are required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the assets. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 has not had a material impact on the Company's consolidated financial position or results of operations.

Reclassifications

         Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

NOTE 2 -- DIVISIONAL CLOSURE AND CORPORATE RESTRUCTURING CHARGES

         During January 1996, management implemented several strategic measures. These measures included the disposal of the Company's Florida retail operations (the "Florida Disposal") and a restructuring of certain operating functions which significantly changed the direction of the Company. The Florida Disposal eliminated one of three operating regions, including the complete elimination of the business and the employees that comprised such business. As a result of these measures, the Company recorded approximately $28.0 million in charges. Of this amount, approximately $25.8 million was related to the decision to exit the Florida retail market (the "Loss from Florida Disposal"). In addition, the Company recorded costs for postemployment benefits, including severance pay, under existing benefit arrangements.

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

         During fiscal 1997, the Company recorded an additional $4.2 million in charges to write down assets from the Florida operations. This additional charge was made to reflect a revision in the estimated fair value of the remaining properties held for sale. After this adjustment and the sale of certain properties, $10.0 million, relating to the Florida Disposal, is included in assets held for sale at January 25, 1997 pursuant to their anticipated sale in the near term.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 2 -- DIVISIONAL CLOSURE AND CORPORATE RESTRUCTURING CHARGES  (CONTINUED)


         Included in the $25.8 million loss from the Florida Disposal recorded in fiscal 1996 were a reduction of related assets to their estimated realizable value, the recognition of net future lease obligations, employee termination benefits for Florida operations and other closing costs.

         The Florida operating division reported sales of $6.7 million, $159.7 million, and $187.8 million for fiscal 1997, fiscal 1996, and fiscal 1995, respectively. The total assets and liabilities of the Florida operating division as of January 25, 1997 were $10.0 million and $27.9 million, respectively, and $26.0 million and $51.1 million, respectively, as of January 27, 1996.

         The aforementioned charges include management's best estimates of the amounts expected to be realized in the near term. However, the amounts the Company will ultimately realize could differ from those estimates.

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

         The Company is a party to a collateralized swap agreement (the "Swap") to reduce its exposure to increases in interest rates on the loans payable to the Puerto Rico governmental agency. Under the terms of the Swap, the Company pays a fixed rate of 5.29% on the $17,500,000 notional principal amount and receives a variable rate of interest based on an index of tax-exempt borrowing. Net interest payments under the Swap were $325,000, $249,000, and $420,000, for fiscal 1997, fiscal 1996, and fiscal 1995, respectively. The Swap expires in fiscal 1998 and is collateralized bythe Company's pledge of marketable securities in an amount

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES






NOTE 5 -- DEBT (CONTINUED)

(reset quarterly) sufficient to offset the market risk, not to exceed $4,130,000. The required collateral balance of $27,000 as of January 25, 1997 is included with deferred charges and other assets in the accompanying consolidated balance sheet.

         The Swap was marked-to-market as a result of the Transaction described in Note (3) - Acquisitions, and a liability was established in the amount of $1,057,000. The differential was applied to the liability until such time that it was exhausted in fiscal 1997. Consequently, the amounts that have been charged to the liability in the accompanying financial statements were $138,000, $249,000, and $420,000, for fiscal 1997, fiscal 1996, and fiscal 1995, respectively. In addition, as a result of the liability being exhausted in fiscal 1997, $187,000 was charged to interest expense for the year.

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

         As a result of the Florida Disposal discussed further in Note (2) the Company eliminated the net property recorded under capital leases of $7.2 million and the related capital lease obligations of $10.3 million for the Florida retail operations as of December 30, 1995.

         Minimum rentals under non-cancelable leases at January 25, 1997 are as follows (in thousands):


                                                     Capital       Operating       Operating
                                                     Leases         Leases          Leases
                                                   (As Lessee)    (As Lessee)     (As Lessor)
                                                   -----------    -----------     -----------
          1998                                      $  1,775        $ 10,608        $  967
          1999                                         1,640          10,208           801
          2000                                         1,524           9,375           712
          2001                                         1,523           8,729           436
          2002                                         1,455           8,126           286
          2003 and thereafter                          9,739          77,629           780
                                                    --------        --------        ------
                                                      17,656        $124,675        $3,982
                                                                    ========        ======
          Less executory costs                           147
                                                    --------
             Net minimum lease payments               17,509
          Less amount representing interest            8,782
                                                    --------
          Present value of net minimum lease
             payments under capital lease           $  8,727
                                                    ========
          Total minimum sublease rentals to
             be received in the future              $  1,040        $  5,512
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

         The components of income tax expense (benefit) are as follows (in thousands):



                                     Fiscal           Fiscal          Fiscal
                                      1997             1996            1995
                                   -----------      ----------       ---------

Current
  Federal.........................   $   (383)        $ (1,735)        $   343
  State...........................       (387)             486              30
  U.S. Possessions................        494              184           2,476
                                     --------         --------         -------
                                     $   (276)        $ (1,065)        $ 2,849
                                     --------         --------         -------
Deferred
  Federal.........................   $   (312)        $ (8,498)        $    98
  State...........................      1,095           (1,033)             28
  U.S. Possessions................   $(10,042)          (8,019)         (7,765)
                                     --------         --------         -------
                                       (9,259)         (17,550)         (7,639)
                                     --------         --------         -------
    Total income tax benefit......   $ (9,535)        $(18,615)        $(4,790)
                                     ========         ========         =======




                                     F-16

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 8 -- INCOME TAXES (CONTINUED)

         The significant components of the net deferred tax liabilities are as follows (in thousands):


                                                          January 25,      January 27,
                                                             1997             1996
                                                          -----------      -----------
          Deferred tax assets:
             Reserve for self-insurance claims             $  8,128         $  8,964
             Employee benefit plans                           6,793            7,293
             Property and equipment                           7,144            3,007
             Reserve for closed stores                        4,017            7,832
             Accrued expenses and other liabilities
               and deferred credits                           4,125            4,672
             Other operating loss and tax credit
               carryforwards                                 12,437            2,832
             All other                                        1,277            3,397
                                                           --------         --------
                   Total deferred tax assets               $ 43,921         $ 37,997
                                                           --------         --------

          Deferred tax liabilities:
             Property and equipment                        $(24,057)        $(25,640)
             Tradenames                                     (12,619)         (12,986)
             Operating leases                                (7,517)          (8,057)
             Inventories                                     (4,274)          (4,108)
             Other assets                                    (2,313)          (2,807)
             Accrued expenses and other liabilities
               and deferred credits                          (1,046)          (1,555)
                                                           --------         --------
                   Total deferred tax liabilities          $(51,826)        $(55,153)
                                                           --------         --------
             Valuation allowance for deferred
                tax assets                                     (279)            (287)
                                                           --------         --------
                   Net deferred tax liabilities            $ (8,184)        $(17,443)
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES




NOTE 8 -- INCOME TAXES (CONTINUED)

         A reconciliation of the difference between actual income tax benefit and income taxes computed at U.S. Federal statutory tax rates is as follows (in thousands):

                                     Fiscal            Fiscal          Fiscal
                                      1997              1996            1995
                                     --------         --------         -------
U.S. Federal statutory rate
   applied to pretax loss            $(10,187)        $(16,946)        $(3,288)

Effect of varying rates
   applicable in other taxing
   jurisdictions                         (992)          (1,052)           (785)
Amortization of goodwill                1,761            1,834           2,133
State and local taxes                     708             (547)             58

Effect of rate changes in
   other taxing jurisdictions              --               --          (3,034)
All others, net                          (825)          (1,904)            126
                                     --------         --------         -------
Income tax benefit                   $ (9,535)        $(18,615)        $(4,790)
                                     ========         ========         =======

         The Company has operations in U.S. possessions and these operations are of U.S. corporations which are subject to U.S. income tax. Also, the Company had significant U.S. operations in fiscal 1995 and fiscal 1996 and closed its U.S. operations during fiscal 1997.

         During fiscal 1995, the Puerto Rico tax rate changed from 42% to 39%; this was the cause for the $3,034 million effect of rate change.

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

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Supplemental Plan are as follows (in thousands):

                                                  January 25,     January 27,
                                                     1997            1996
                                                  -----------     -----------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
      vested benefits of $3,664 at January 25,
      1997 and $3,639 at January 27, 1996           $ 3,681         $ 3,674
                                                    =======         =======
Projected benefit obligation
   for service rendered to date                     $(4,384)        $(4,475)
                                                    -------         -------
      FUNDED STATUS                                  (4,384)         (4,475)
Unrecognized net gain                                (1,433)         (1,272)
Unrecognized prior service cost                          50              57
                                                    -------         -------
      NET PENSION LIABILITY                         $(5,767)        $(5,690)
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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Pueblo Xtra International, Inc.
San Juan, Puerto Rico
Pompano Beach, Florida

We have audited the consolidated financial statements of Pueblo Xtra International, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996 and for each of the three years in the period ended January 25, 1997; such report is included elsewhere in this Amendment No. 1 on Form 10-K/A (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the restatement of the 1997 and 1996 consolidated financial statements to correct the application of an accounting policy). Our audits also included the consolidated financial statement schedules of Pueblo Xtra International, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996, and for each of the three years in the period ended January 25, 1997, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
----------------------------
Deloitte & Touche LLP

Miami, Florida
April 3, 1997

                                                                  SCHEDULE I


                        PUEBLO XTRA INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     JANUARY 25,    JANUARY 27,
                                                        1997           1996
                                                    -------------   -----------

ASSETS
CURRENT ASSETS
  Interest receivable...............................  $   8,632       $   8,729
  Prepaid expenses..................................        437             158
                                                      ---------       ---------
TOTAL CURRENT ASSETS................................      9,069           8,887
                                                      ---------       ---------
INVESTMENT IN SUBSIDIARIES..........................     43,320          47,804
NOTE RECEIVABLE - MIRROR LOAN.......................    175,000         175,000
DEFERRED INCOME TAXES...............................         --              14
DEFERRED CHARGES AND OTHER ASSETS...................      4,571           5,274
                                                      ---------       ---------
TOTAL ASSETS........................................  $ 231,960       $ 236,979
                                                      =========       =========