Form 10-Q
period 1997-08-09
PUEBLO XTRA INTERNATIONAL INC
filed 1997-09-10
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 9, 1997


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                        COMMISSION FILE NUMBER: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                  65-0415593
- ----------------------------------       --------------------------------------
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

         1300 N.W. 22ND STREET
         POMPANO BEACH, FLORIDA                          33069
- --------------------------------------------      ------------------
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

         NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 10, 1997 -- 200.

                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
                                                                    Page(s)
                                                                    -------

Consolidated Balance Sheets (Unaudited) -
        August 9, 1997 and January 25, 1997...........................3-4

Consolidated Statements of Operations (Unaudited)
        Twelve and 28 weeks ended August 9, 1997
        and August 10, 1996.............................................5

Consolidated Statements of Cash Flows (Unaudited) -
        Twenty-eight weeks ended August 9, 1997
        and August 10, 1996.............................................6

Notes to Consolidated Financial Statements (Unaudited) ...............7-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................9-13



                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................14

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)



                                                               August 9,    January 25,
                                                                 1997          1997
                                                             ------------  -------------
ASSETS
- ------

CURRENT ASSETS
  Cash and cash equivalents                                   $   3,263     $  12,148
  Marketable securities (market value of $89
     at January 25, 1997)                                            --            89
  Accounts receivable                                             2,747         4,443
  Inventories                                                    54,749        59,503
  Assets held for sale                                            2,991        13,804
  Prepaid expenses                                               15,529        10,428
  Deferred income taxes                                           3,793         3,316
                                                              ---------     ---------
  TOTAL CURRENT ASSETS                                           83,072       103,731
                                                              ---------     ---------
PROPERTY AND EQUIPMENT
  Land and improvements                                          18,292        18,278
  Buildings and improvements                                     63,271        62,388
  Furniture, fixtures and equipment                              99,532        98,138
  Leasehold improvements                                         34,979        35,408
  Construction in progress                                        4,748         4,253
                                                              ---------     ---------
                                                                220,822       218,465
  Less accumulated depreciation and amortization                 87,627        77,289
                                                              ---------     ---------
                                                                133,195       141,176
  Property under capital leases, net                              9,334         9,739
                                                              ---------     ---------
  TOTAL PROPERTY AND EQUIPMENT, NET                             142,529       150,915

GOODWILL, net of accumulated amortization of $20,759
  at August 9, 1997 and $18,050 at January 25, 1997             180,959       183,668
DEFERRED INCOME TAXES                                            11,415        12,824
TRADENAMES                                                       31,104        31,570
DEFERRED CHARGES AND OTHER ASSETS                                38,593        39,933
                                                              ---------     ---------
  TOTAL ASSETS                                                $ 487,672     $ 522,641
                                                              =========     =========


   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                               August 9,    January 25,
                                                                 1997          1997
                                                             ------------  -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                           $   62,934    $   74,951
  Accrued expenses                                               33,702        36,054
  Salaries, wages and benefits payable                           11,608        11,563
  Short-term borrowing                                               --         7,000
  Note payable to a related party                                    --        10,000
  Income taxes payable                                              110           110
  Current installments of long-term debt                          7,500        18,250
  Current obligations under capital leases                          647           617
  Deferred income taxes                                           1,033         1,403
                                                             ----------    ----------

  TOTAL CURRENT LIABILITIES                                     117,534       159,948

LONG-TERM DEBT, net of current portion                           10,000        71,227
NOTES PAYABLE                                                   256,971       180,000
CAPITAL LEASE OBLIGATIONS, net of current portion                 7,754         8,110
RESERVE FOR SELF-INSURANCE CLAIMS                                11,586        12,201
DEFERRED INCOME TAXES                                            20,580        22,921
OTHER LIABILITIES AND DEFERRED CREDITS                           35,469        35,352
                                                             ----------    ----------

  TOTAL LIABILITIES                                             459,894       489,759
                                                             ----------    ----------

COMMITMENTS AND CONTINGENCIES                                        --            --

STOCKHOLDER'S EQUITY
  Common stock, $.10 par value; 200 shares authorized
    and issued                                                       --            --
  Additional paid-in capital                                     91,500        91,500
  Accumulated deficit                                           (63,722)      (58,618)
                                                             ----------    ----------

  TOTAL STOCKHOLDER'S EQUITY                                     27,778        32,882
                                                             ----------    ----------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $  487,672    $  522,641
                                                             ==========    ==========


The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)

                                             12 weeks      12 weeks    ||  28 weeks       28 weeks
                                              ended         ended      ||   ended          ended
                                             August 9,    August 10,   ||  August 9,     August 10,
                                               1997          1996      ||    1997           1996
                                           ------------  ------------  || ------------  -------------
                                                                       ||
Net sales                                   $ 217,141     $ 226,008    ||  $ 514,333     $ 543,068
Cost of goods sold                            152,700       165,705    ||    372,402       402,262
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
  GROSS PROFIT                                 64,441        60,303    ||    141,931       140,806
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
OPERATING EXPENSES                                                     ||
Selling, general and administrative                                    ||
  expenses                                     47,971        45,338    ||    107,585       112,213
Depreciation and amortization                   9,340         9,045    ||     21,388        21,048
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
  OPERATING PROFIT                              7,130         5,920    ||     12,958         7,545
                                                                       ||
Sundry, net                                       (18)          (13)   ||        (37)          (56)
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
  INCOME BEFORE INTEREST,                                              ||
    INCOME TAXES AND                                                   ||
    EXTRAORDINARY ITEM                          7,112         5,907    ||     12,921         7,489
                                                                       ||
Interest expense on debt                       (6,713)       (6,920)   ||    (15,381)      (16,016)
Interest expense on capital lease                                      ||
  obligations                                    (263)         (258)   ||       (629)         (614)
Interest and investment income, net               137            41    ||        437            91
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
  INCOME (LOSS) BEFORE                                                 ||
    INCOME TAXES AND                                                   ||
    EXTRAORDINARY ITEM                            273        (1,230)   ||     (2,652)       (9,050)
                                                                       ||
Income tax benefit (expense)                     (587)          146    ||         (8)        2,293
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
  LOSS BEFORE EXTRAORDINARY                                            ||
    ITEM                                         (314)       (1,084)   ||     (2,660)       (6,757)
                                                                       ||
Extraordinary item:                                                    ||
  Loss on early extinguishment of debt, net                            ||
   of deferred taxes of $1,567                     --            --    ||     (2,444)           --
                                            ---------     ---------    ||  ---------     ---------
                                                                       ||
                                                                       ||
  NET LOSS                                  $    (314)    $  (1,084)   ||  $  (5,104)    $  (6,757)
                                            =========     =========    ||  =========     =========


The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)

                                                              28 weeks ended     28 weeks ended
                                                                 August 9,         August 10,
                                                                   1997               1997
                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $   (5,104)         $  (6,757)
 Adjustments to reconcile net loss to net cash used in
  operating activities, net of effects of disposal of
  Florida retail operations:

  Extraordinary loss from early extinguishment of debt               2,444                 --
  Depreciation and amortization of property and equipment           12,781             13,731
  Amortization of intangible and other assets                        8,607              7,317
  Amortization of bond discounts                                       258                 --
  Deferred income taxes                                               (212)            (2,759)
  Loss on disposal of property and equipment, net                       36                204
  Decrease (increase) in deferred charges, goodwill, and
   other assets                                                     (2,900)               640
  Decrease in reserve for self-insurance claims                       (615)              (263)
  Increase (decrease) in other liabilities and deferred credits      3,554               (842)
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                 1,696              2,014
     Decrease in inventories                                           294              4,962
     Increase in prepaid expenses                                   (5,101)            (5,122)
     Decrease in accounts payable and accrued expenses             (14,324)           (17,035)
     Increase in income taxes payable                                   --                143
                                                                ----------          ---------
                                                                     1,414             (3,767)
 Decrease attributable to disposal of Florida retail operations     (3,438)           (10,301)
                                                                ----------          ---------
          Net cash used in operating activities                     (2,024)           (14,068)
                                                                ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                (4,397)            (3,162)
 Proceeds from disposal of property and equipment                       37                 --
 Proceeds from disposal of Florida retail operations                10,000             11,663
 Proceeds from sale of marketable securities                            89                 --
                                                                ----------          ---------
          Net cash provided by investing activities                  5,729              8,501
                                                                ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable to a related party            (10,000)                --
 Principal payments on long-term debt                              (61,227)           (15,214)
 Principal payments on short-term debt                             (17,750)                --
 Principal payments on capital lease obligations                      (326)              (466)
 Proceeds from long-term borrowing                                  76,713                 --
 Proceeds from short-term borrowing                                     --             10,600
 Proceeds from capital contribution                                     --              5,000
                                                                ----------          ---------
          Net cash used in financing activities                    (12,590)               (80)
                                                                ----------          ---------
Net decrease in cash and cash equivalents                           (8,885)            (5,647)

Cash and cash equivalents at beginning of period                    12,148              6,998
                                                                ----------          ---------
Cash and cash equivalents at end of period                      $    3,263          $   1,351
                                                                ==========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                     $   13,739          $  22,018
   Income taxes (net of refunds)                                      (783)               309





The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (Unaudited)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for each of the 12 and 28 weeks ended August 9, 1997 and August 10, 1996, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature, or as a result of the strategic measures implemented by the Company described in Note (2)--Division Closure and Corporate Restructuring Charges or the business combination described in Note (3)--Acquisitions of the audited consolidated financial statements contained in the Company's Amendment No. 1 on Form 10-K/A for the fiscal year ended January 25, 1997 filed with the Securities and Exchange Commission (hereinafter referred to as the "Form 10-K/A"). The unaudited financial information should be read in conjunction with the Company's Form 10-K/A. The consolidated balance sheet at January 25, 1997 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the 12 and 28 weeks ended August 9, 1997 and August 10, 1996 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Senior Notes Due 2003 (the "Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes (the "Existing Notes"), which were issued in 1993. The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $25.2 million, as of August 9, 1997, the Company has borrowing availability on a revolving basis of $39.8 million under the New Bank Credit Agreement. This transaction resulted in an extraordinary loss of $2.4 million, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt. As of August 9, 1997, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES, CONTINUED
                                   (Unaudited)

         NOTE 3 -- DEBT (Continued)

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

         During fiscal 1996, the Company determined to discontinue its retail operations in Florida. The operations of all eight of the Florida stores ceased during the first quarter of fiscal 1997. The following table presents selected comparative operating data of the Company for the 12 and 28 weeks ended August 9, 1997 and August 10, 1996, as well as for the 28 weeks ended August 10, 1996 after excluding the discontinued Florida retail operations.

SELECTED OPERATING RESULTS
(DOLLARS IN MILLIONS)

                                      12 WEEKS ENDED                                     28 WEEKS ENDED
                      ----------------------------------    ------------------------------------------------------------------------
                                                                                                   AUGUST 10, 1996
                                                                               -----------------------------------------------------
                                                                                                   ADJUSTMENT
                                                                                                   TO REMOVE
                                                                                                   RESULTS OF         PROFORMA PER
                          AUGUST 9,         AUGUST 10,          AUGUST 9,             AS             FLORIDA           CONTINUING
                            1997              1996                1997             REPORTED        OPERATIONS(1)      OPERATIONS(2)
                      ----------------   ----------------   ----------------   ----------------   ----------------   ---------------
Net Sales             $ 217.1   100.0%   $ 226.0   100.0%   $ 514.3   100.0%   $ 543.1   100.0%   $   6.7   100.0%   $ 536.4  100.0%
                      =======            =======            =======            =======            =======            =======

Gross Profit             64.4    29.7       60.3    26.7      141.9    27.6      140.8    25.9        0.4     6.0      140.4   26.2

Selling, general
 and administrative
 expenses                48.0    22.1       45.3    20.1      107.6    20.9      112.2    20.7        4.6    68.7      107.6   20.1
                      -------            -------            -------            -------            -------            -------
EBITDA (3)               16.4     7.6       15.0     6.6       34.3     6.7       28.6     5.3       (4.2)  (62.7)      32.8    6.1

Depreciation
 and amortization         9.3     4.3        9.0     4.0       21.4     4.2       21.0     3.9        0.0     0.0       21.0    3.9
                      -------            -------            -------            -------            -------            -------
Operating profit          7.1     3.3        6.0     2.6       12.9     2.5        7.6     1.4       (4.2)  (62.7)      11.8    2.2
                      =======            =======            =======            =======            =======            =======
Income (loss)
 before income
 taxes and extra-
 ordinary item            0.3     0.1       (1.2)   (0.5)      (2.7)   (0.5)      (9.1)   (1.7)      (4.2)  (62.7)      (4.9)  (0.9)
                      =======            =======            =======            =======            =======            =======
Net loss                 (0.3)   (0.1)      (1.1)   (0.5)      (5.1)   (1.0)      (6.8)   (1.2)      (2.7)  (40.3)      (4.1)  (0.8)
                      =======            =======            =======            =======            =======            =======

- --------

(1) Represents operating results of the Florida retail operations during the first quarter of fiscal 1997.

(2) Proforma activity excludes Florida retail operations incurred during the first quarter of fiscal 1997 and represents Puerto Rico and U.S. Virgin Islands operations for the 28 weeks ended August 10, 1996.

(3) Represents income before interest, income taxes, sundry and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles
         (GAAP) nor a measurement of operating results and is included for informative purposes only.

RESULTS OF OPERATIONS

         The following discussion relates to the Company's continuing operations and does not include any discussion of the Florida stores that were closed during the first quarter of fiscal 1997.

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 50 supermarkets and 35 BLOCKBUSTER video stores as of August 9, 1997. The history of store openings, closings and conversions of in-store PUEBLO VIDEO CLUB outlets to in-store BLOCKBUSTER outlets through August 9, 1997, since the end of the same period of the prior year, as well as the store composition, is set forth in the tables below:


          Stores in operation at August 10, 1996                       73
          Stores opened:
             Supermarkets                                              --
             BLOCKBUSTER converted stores                              12
             BLOCKBUSTER free-standing stores                           1
          Stores closed:
             Supermarkets                                              (1)
                                                                   -----------
          Stores in operation at August 9, 1997                        85
                                                                   ===========


                                                  August 9,         August 10,
                                                     1997             1996
                                               --------------   ----------------
Store composition at quarter-end:
   XTRA stores                                        30               29
   PUEBLO supermarkets                                20               22
   BLOCKBUSTER video stores                           35               22
   By location:
      Puerto Rico                                     77               66
      U.S. Virgin Islands                              8                7

         Net sales for the 12 and 28 weeks ended August 9, 1997 decreased by $8.9 million, or 3.9%, and $22.1 million, or 4.1%, respectively, in comparison to the 12 and 28 (Proforma) weeks ended August 10, 1996. Contributing to the decrease in net sales was the temporary interruption of various departments in the Company's supermarket operations due to the construction of in-store BLOCKBUSTER outlets which are being converted from in-store PUEBLO VIDEO CLUB outlets. These conversions should ultimately increase traffic in the supermarkets since a typical in-store BLOCKBUSTER outlet has a separate entrance but its principal exit leads into the supermarket. On a comparable store basis, sales decreased by 3.9% and 3.5%, respectively, for the 12 and 28 weeks ended August 9, 1997. This decline reflected a same store sales decrease of 3.8% and 3.5%, respectively, for the 12 and 28 weeks ended August 9, 1997, in the Company's Puerto Rico supermarket operations as competition continued to adversely affect the operating division's sales performance. The Company's BLOCKBUSTER operations experienced a same store decrease of 9.2% for the 12 and 28 weeks ended August 9, 1997, as the 12 stores, which have been converted from PUEBLO VIDEO CLUBS to BLOCKBUSTER stores since December 1996, have temporarily affected the sales performance of existing stores.

         Gross profit margin for the 12 and 28 weeks ended August 9, 1997, as a percentage of sales, was 29.7% and 27.6%, respectively, or 3.0% and 1.4% above the 26.7% and 26.2%, respectively, for the 12 and 28 (Proforma) weeks ended August 10, 1996. The increase for the 12 and 28 weeks ended August 9, 1997 is a result of the implementation of new merchandising strategies as well as a continued emphasis on the reduction of shrink.

         Selling, general and administrative expenses for the 12 and 28 weeks ended August 9, 1997, as a percentage of sales, was 22.1% and 20.9%, respectively, or 2.0% and 0.8% above the 20.1% for both the 12 and 28 (Proforma) weeks ended August 10, 1996. The increase for the 12 and 28 weeks ended August 9, 1997 in comparison to the 12 and 28 (Proforma) weeks ended August 10, 1996 was due to higher general and administrative expenses resulting from costs incurred for consulting fees arising from an ongoing project to improve supermarket operations in Puerto Rico. Partially offsetting this increase was a favorable reduction in direct store selling expenses due to the reorganization of labor scheduling practices and ongoing labor control programs.

         The increase in depreciation and amortization for the 12 and 28 weeks ended August 9, 1997 was due primarily to an increase in the capital expenditures incurred at the Company's BLOCKBUSTER operations as compared to the same periods last year. The increase in capital expenditures at the Company's BLOCKBUSTER operations is due to the increased number of stores in operations for the 12 and 28 weeks ended August 9, 1997 as compared to the same periods last year.

         Interest expense, net of interest and investment income, for the 12 and 28 weeks ended August 9, 1997 decreased by $0.3 million, or 4.2%, and $1.0 million, or 5.8%, respectively, compared to the same periods last year due primarily to a decrease in the average amount of borrowings outstanding during the period.

         The income tax expense for the 12 and 28 weeks ended August 9, 1997 was $0.6 million and $0.01 million, respectively. The income tax benefit for the 12 and 28 weeks ended August 10, 1996 was $0.1 million and $2.3 million, respectively. The income tax expense for the 12 and 28 weeks ended August 9, 1997 is a result of permanent non-deductible expenses such as goodwill that are added back to pretax income (loss). The pretax loss for the 12 and 28 weeks ended August 10, 1996 was large enough to exceed any permanent non-deductible expenses resulting in a taxable loss which created a tax benefit. The pretax income (loss) for the 12 and 28 weeks ended August 9, 1997 was not sufficient to exceed the permanent non-deductible expenses resulting in taxable income which created a tax expense.

         During the 28 weeks ended August 9, 1997, the Company recorded a $2.4 million extraordinary loss, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt due to the Refinancing Plan as described in Note (3) - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q. The extraordinary loss pertains to the unamortized portion of deferred Bank Credit Agreement costs associated with the Old Bank Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

         On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85 million principal amount of 9 1/2 Senior Notes Due 2003 (the "Notes"). The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $25.2 million, as of August 9, 1997, the Company has borrowing availability on a revolving basis of $39.8 million under the New Bank Credit Agreement. As of August 9, 1997, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         Net cash used in operating activities was $2.0 million and $14.1 million for the 28 weeks ended August 9, 1997 and August 10, 1996, respectively. The decrease in net cash used in operating activities was due to the decrease in net cash outlay related to the closing of the Florida retail operations for the 28 weeks ended August 9, 1997 in comparison to the same period last year.

         Working capital during the 28 weeks ended August 9, 1997 increased from a deficit of $56.2 million at January 25, 1997 to a deficit of $34.5 million at August 9, 1997. The improvement in working capital was primarily attributable to the repayment of certain obligations associated with the Refinancing Plan described above.

         Net cash provided by investing activities was $5.7 million and $8.5 million for the 28 weeks ended August 9, 1997 and August 10, 1996, respectively. The Company received $10.0 million for its interest in two real estate properties from its closed Florida operations during the 28 weeks ended August 9, 1997 compared to $11.7 million received for the sale of two Florida XTRA stores and certain equipment during the 28 weeks ended August 10, 1996. Total capital expenditures, net of proceeds from disposals, were $4.4 million and $3.2 million for the 28 weeks ended August 9, 1997 and August 10, 1996, respectively.

         Net cash used in financing activities increased by $12.5 million for the 28 weeks ended August 9, 1997. On April 29, 1997, the Company entered into a Refinancing Plan (as described above) which provided net proceeds of $76.7 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16.0 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $17.5 million as of August 9, 1997, including $7.5 million of principal payments due in the current fiscal year. Management anticipates that the principal payments will be financed by operations.

         In early November 1996, the Company reached a settlement (the "Settlement") of the Premium Sales litigation described in Item 3, Legal Proceedings, in the Company's Amendment No. 1 on Form 10-K/A for the year ended January 25, 1997. The Settlement has been confirmed and approved by the court. The terms of the Settlement do not materially affect the Company's financial position or results of operations.

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

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PUEBLO XTRA INTERNATIONAL, INC.



Dated:  September 10, 1997                      /s/ DANIEL J. O' LEARY
                                                ----------------------------
                                                Daniel J. O' Leary
                                                Executive Vice President
                                                and Chief Financial Officer



                                                /s/ DANIEL CAMMARATA
                                                ----------------------------
                                                Daniel Cammarata
                                                Controller
                                                and Chief Accounting Officer