Form 10-Q
period 1997-11-01
PUEBLO XTRA INTERNATIONAL INC
filed 1997-11-26
CIK 906307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the quarter ended November 1, 1997


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


  For the transition period from ____________________ to ____________________


                        Commission file number: 33-63372


                        PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                       65-0415593
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)


     1300 N.W. 22nd Street
     Pompano Beach, Florida                               33069
-------------------------------            ----------------------------------
     (Address of principal                              (Zip code)
       executive offices)


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

         Number of shares of the Registrant's Common Stock, $.10 par value, outstanding as of November 26, 1997 -- 200.

                                     INDEX

                                                                     PAGE(S)
                                                                     ------

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) -
        November 1, 1997 and January 25, 1997 ...................      3-4

Consolidated Statements of Operations (Unaudited) -
        Twelve and forty weeks ended November 1, 1997
        and November 2, 1996 ....................................       5

Consolidated Statements of Cash Flows (Unaudited) -
        Forty weeks ended November 1, 1997
        and November 2, 1996 ....................................       6

Notes to Consolidated Financial Statements (Unaudited) ..........      7-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .....................      9-13



                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................      14

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)


                                                             November 1,   January 25,
                                                                1997          1997
                                                             -----------   -----------
ASSETS
------

CURRENT ASSETS
     Cash and cash equivalents                                $ 15,853      $ 12,148
     Marketable securities (market value of $89
       at January 25, 1997)                                         --            89
     Accounts receivable                                         2,923         4,443
     Inventories                                                58,582        59,503
     Assets held for sale                                        2,856        13,804
     Prepaid expenses                                           12,971        10,428
     Deferred income taxes                                       3,558         3,316
                                                              --------      --------
     TOTAL CURRENT ASSETS                                       96,743       103,731
                                                              --------      --------

PROPERTY AND EQUIPMENT
     Land and improvements                                      18,360        18,278
     Buildings and improvements                                 63,331        62,388
     Furniture, fixtures and equipment                          99,490        98,138
     Leasehold improvements                                     35,134        35,408
     Construction in progress                                    6,642         4,253
                                                              --------      --------
                                                               222,957       218,465
     Less accumulated depreciation and amortization             92,376        77,289
                                                              --------      --------
                                                               130,581       141,176
     Property under capital leases, net                          9,163         9,739
                                                              --------      --------
     TOTAL PROPERTY AND EQUIPMENT, NET                         139,744       150,915

GOODWILL, net of accumulated amortization of $21,921
     at November 1, 1997 and $18,050 at January 25, 1997       179,798       183,668
DEFERRED INCOME TAXES                                           11,008        12,824
TRADENAMES                                                      30,904        31,570
DEFERRED CHARGES AND OTHER ASSETS                               37,842        39,933
                                                              --------      --------
     TOTAL ASSETS                                             $496,039      $522,641
                                                              ========      ========



   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                November 1,       January 25,
                                                                  1997               1997
                                                                ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Accounts payable                                           $  69,275         $  74,951
     Accrued expenses                                              37,464            36,054
     Salaries, wages and benefits payable                          13,069            11,563
     Short-term borrowing                                              --             7,000
     Notes payable to a related party                                  --            10,000
     Income taxes payable                                              --               110
     Current installments of long-term debt                         7,500            18,250
     Current obligations under capital leases                         646               617
     Deferred income taxes                                          1,033             1,403
                                                                ---------         ---------
     TOTAL CURRENT LIABILITIES                                    128,987           159,948

LONG-TERM DEBT, net of current portion                             10,000            71,227
NOTES PAYABLE                                                     257,187           180,000
CAPITAL LEASE OBLIGATIONS, net of current portion                   7,606             8,110
RESERVE FOR SELF-INSURANCE CLAIMS                                  11,545            12,201
DEFERRED INCOME TAXES                                              20,674            22,921
OTHER LIABILITIES AND DEFERRED CREDITS                             33,740            35,352
                                                                ---------         ---------
     TOTAL LIABILITIES                                            469,739           489,759
                                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES                                          --                --

STOCKHOLDERS' EQUITY
     Common stock, $.10 par value; 200 shares authorized
       and issued                                                      --                --
     Additional paid-in capital                                    91,500            91,500
     Accumulated deficit                                          (65,200)          (58,618)
                                                                ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY                                    26,300            32,882
                                                                ---------         ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 496,039         $ 522,641
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)

                                                       12 weeks          12 weeks      ||     40 weeks          40 weeks
                                                        ended             ended        ||       ended             ended
                                                      November 1,       November 2,    ||    November 1,       November 2,
                                                         1997              1996        ||       1997               1996
                                                      -----------       -----------    ||    -----------       -----------
                                                                                       ||
Net sales                                              $ 197,915         $ 228,632     ||     $ 712,248         $ 771,701
Cost of goods sold                                       138,317           171,625     ||       510,719           573,888
                                                       ---------         ---------     ||     ---------         ---------
     GROSS PROFIT                                         59,598            57,007     ||       201,529           197,813
                                                       ---------         ---------     ||     ---------         ---------
OPERATING EXPENSES                                                                     ||
Selling, general and administrative                                                    ||
     expenses                                             44,554            47,984     ||       152,140           160,198
Depreciation and amortization                              9,417             9,105     ||        30,804            30,153
                                                       ---------         ---------     ||     ---------         ---------
                                                                                       ||
     OPERATING PROFIT (LOSS)                               5,627               (82)    ||        18,585             7,462
                                                                                       ||
Sundry, net                                                   10               (11)    ||           (26)              (67)
                                                       ---------         ---------     ||     ---------         ---------
     INCOME BEFORE INTEREST,                                                           ||
       INCOME TAXES, AND                                                               ||
       EXTRAORDINARY ITEM                                  5,637               (93)    ||        18,559             7,395
                                                                                       ||
Interest expense on debt                                  (6,683)           (6,814)    ||       (22,065)          (22,830)
Interest expense on capital lease                                                      ||
     obligations                                            (258)             (252)    ||          (887)             (866)
Interest and investment income, net                          157                35     ||           594               127
                                                       ---------         ---------     ||     ---------         ---------
     INCOME (LOSS) BEFORE                                                              ||
       INCOME TAXES AND                                                                ||
       EXTRAORDINARY ITEM                                 (1,147)           (7,124)    ||        (3,799)          (16,174)
                                                                                       ||
Income tax (expense)/benefit                                (330)            2,472     ||          (339)            4,765
                                                       ---------         ---------     ||     ---------         ---------
     LOSS BEFORE EXTRAORDINARY                                                         ||
         ITEM                                             (1,477)           (4,652)    ||        (4,138)          (11,409)
                                                                                       ||
Extraordinary item:                                                                    ||
   Loss on early extinguishment of debt, net of                                        ||
   deferred income taxes of $1,567                            --                --     ||        (2,444)               --
                                                       ---------         ---------     ||     ---------         ---------
     NET LOSS                                          $  (1,477)        $  (4,652)    ||     $  (6,582)        $ (11,409)
                                                       =========         =========     ||     =========         =========





   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                40 weeks ended    40 weeks ended
                                                                                   November 1,      November 2,
                                                                                      1997              1996
                                                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (6,582)        $(11,409)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities, net of effects of disposal of
         Florida retail operations:

         Extraordinary loss on early extinguishment of debt                            2,444               --
         Depreciation and amortization of property and equipment                      18,352           19,377
         Amortization of intangible and other assets                                  12,452           10,776
         Amortization of bond discount                                                   475               --
         Deferred income taxes                                                           524           (5,168)
         (Gain)/Loss on disposal of property and equipment, net                         (264)              --
         Decrease (increase) in deferred charges, goodwill, and other assets          (3,074)           1,251
         Decrease in reserve for self-insurance claims                                  (656)            (237)
         Increase (decrease) in other liabilities and deferred credits                 3,194           (5,186)
         Changes in operating assets and liabilities:
               Decrease in accounts receivable                                         1,520            3,011
               Decrease (increase) in inventories                                     (5,592)          (9,326)
               Increase in prepaid expenses                                           (2,542)          (2,171)
               Increase (decrease) in accounts payable and accrued expenses           (2,869)          (4,444)
               Increase in income taxes payable                                           --              (20)
                                                                                    --------         --------
                                                                                      17,382           (3,546)
     Decrease attributable to disposal of Florida retail operations                   (4,810)         (10,061)
                                                                                    --------         --------

         Net cash provided by (used in) operating activities                          12,572          (13,607)
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (7,242)          (6,475)
     Proceeds from disposal of property and equipment                                  1,026               53
     Proceeds from disposal of Florida retail operations                              10,000           11,840
     Proceeds from sales of marketable securities                                         88               --
                                                                                    --------         --------

         Net cash provided by investing activities                                     3,872            5,418
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments from notes payable to a related party                        (10,000)          10,000
     Principal payments on long-term debt                                            (61,227)         (27,214)
     Principal payments on short-term debt                                           (17,750)              --
     Principal payments on capital lease obligations                                    (475)            (925)
     Proceeds from long-term borrowing                                                76,713               --
     Proceeds from short-term borrowing                                                   --           14,400
     Proceeds from capital contribution                                                   --            5,000
                                                                                    --------         --------

         Net cash provided by (used in) financing activities                         (12,739)           1,261
                                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                                   3,705           (6,928)

Cash and cash equivalents at beginning of period                                      12,148            6,998
                                                                                    --------         --------

Cash and cash equivalents at end of period                                          $ 15,853         $     70
                                                                                    ========         ========

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
     Interest                                                                       $ 13,886         $ 24,889
     Income taxes (net of refunds)                                                      (708)             475





   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (Unaudited)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     With respect to the unaudited financial information for each of the 12 and 40 weeks ended November 1, 1997 and November 2, 1996, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature, or as a result of the strategic measures implemented by the Company described in Note (2)--Division Closure and Corporate Restructuring Charges or the business combination described in Note (3)--Acquisitions of the audited consolidated financial statements contained in the Company's Amendment No. 1 on Form 10-K/A for the fiscal year ended January 25, 1997 filed with the Securities and Exchange Commission (hereinafter referred to as the "Form 10-K/A"). The unaudited financial information should be read in conjunction with the Company's Form 10-K/A. The consolidated balance sheet at January 25, 1997 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Operating results for the 12 and 40 weeks ended November 1, 1997 and November 2, 1996 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

     On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Senior Notes Due 2003 (the "Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes (the "Existing Notes"), which were issued in 1993. The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $24.5 million, as of November 1, 1997, the Company has borrowing availability on a revolving basis of $40.5 million under the New Bank Credit Agreement. This transaction resulted in an extraordinary loss of $2.4 million, net of deferred income taxes of $1.6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (Unaudited)


NOTE 3 -- DEBT (Continued)

million, by reason of the early extinguishment of debt. As of November 1, 1997, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

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

         During fiscal 1996, the Company determined to discontinue its retail operations in Florida. The operations of all eight of the Florida stores ceased during the first quarter of fiscal 1997. The following table presents selected comparative operating data of the Company for the 12 and 40 weeks ended November 1, 1997 and November 2, 1996, as well as for the 40 weeks ended November 2, 1996 after excluding the discontinued Florida retail operations.

SELECTED OPERATING RESULTS
(Dollars in Millions)


                                      12 Weeks Ended                                40 Weeks Ended
                                  -------------------------  ----------------------------------------------------------
                                                                                         November 2, 1996
                                                                           --------------------------------------------
                                                                                           Adjustment
                                                                                           to Remove
                                                                                           Results of      Proforma per
                                  November 1,   November 2,  November 1,                     Florida       Continuing
                                     1997          1996          1997      As Reported    Operations(1)   Operations(2)
                                  -----------   -----------  -----------   -----------    -------------   -------------
Net Sales                            197.9         228.6         712.2         771.7            6.7            765.0
                                   =======       =======       =======       =======          =====          =======
Gross Profit                          59.6          57.0         201.6         197.8            0.4            197.4

Selling, General
& Administrative Expenses             44.6          48.0         152.1         160.2            4.6            155.6
                                   -------       -------       -------       -------          -----          -------
EBITDA (3)                            15.0           9.0          49.5          37.6           (4.2)            41.8

Depreciation & Amortization            9.4           9.1          30.8          30.2            0               30.2
                                   -------       -------       -------       -------          -----          -------
Operating Profit                       5.6          (0.1)         18.7           7.4           (4.2)            11.6
                                   =======       =======       =======       =======          =====          =======
Income (loss) Before
Income Taxes &
Extraordinary Item                    (1.1)         (7.1)         (3.8)        (16.2)          (4.2)           (12.0)
                                   =======       =======       =======       =======          =====          =======
Net Loss                              (1.5)         (4.7)         (6.6)        (11.4)          (2.7)            (8.7)
                                   =======       =======       =======       =======          =====          =======


----------

(1) Represents operating results of the Florida retail operations during the first quarter of fiscal 1997.

(2) Proforma activity excludes Florida retail operations incurred during the first quarter of fiscal 1997 and represents Puerto Rico and U.S. Virgin Islands operations for the 40 weeks ended November 2, 1996.

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

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 50 supermarkets and 40 BLOCKBUSTER video stores as of November 1, 1997. The history of store openings, closings and conversions of in-store PUEBLO VIDEO CLUB outlets to in-store BLOCKBUSTER outlets through November 1, 1997, since the end of the same period of the prior year, as well as the store composition, is set forth in the tables below:

         Stores in operation at November 2, 1996          75.0

         Stores opened:
            Supermarkets                                    --
            BLOCKBUSTER converted stores                  15.0
            BLOCKBUSTER free-standing stores               1.0

         Stores closed:
            Supermarkets                                  (1.0)
                                                        ------
         Stores in operation at November 1, 1997          90.0
                                                        ======

                                                November 1, 1997   November 2, 1996
                                                ----------------   ----------------
         Store composition at quarter-end:
           XTRA stores                                 30.0             30.0
           PUEBLO supermarkets                         20.0             21.0
           BLOCKBUSTER video stores                    40.0             24.0

         By location:
           Puerto Rico                                 82.0             68.0
           U.S. Virgin Islands                          8.0              7.0


The following is the summary of total and comparable store sales:


                                          Percentage increase, (decrease) in sales for the
                                                    Period ended November 1, 1997
                                          ------------------------------------------------
                                                    12 Weeks          40 Weeks
                                                    --------          --------
          Total Sales                                (13.4%)            (6.9%)
                                                     =====              ====
          Comparable Stores:
             Supermarkets:

               Puerto Rico                           (15.9)             (7.5)
                                                     =====              ====
               U.S. Virgin Islands                    (7.0)             (3.3)
                                                     =====              ====
             BLOCKBUSTER Video                         2.6              (6.8)
                                                     =====              ====
                  Total Comparable Store Sales       (14.6)             (7.1)
                                                     =====              ====

         The decline in supermarket sales has been impacted by changes the company has made in its' promotional activities compared to the previous year, the disruption associated with converting the PUEBLO VIDEO CLUBS to BLOCKBUSTER stores and the continuous adverse effects of competitor's openings and remodels, while the company is addressing these issues. Further, the comparable store sales was impacted by a drought on the island of Puerto Rico in the summer of 1997 and the favorable impact on sales, in the prior year, of disaster relief funds as a result of hurricanes in the area. The basic change in the supermarket marketing efforts has been to improve profitability by promoting both selection and value across the merchandising mix rather than promotional items alone. The water shortage as a result of the drought during the summer inhibited both the ease and sanitation aspects of home food preparation. The expansion of the BLOCKBUSTER chain, including the conversion of 15 PUEBLO VIDEO CLUBS to BLOCKBUSTER stores temporarily affected the sales performance of existing stores.

         Gross profit margin for the 12 and 40 weeks ended November 1, 1997, as a percentage of sales, was 30.1% and 28.3%, respectively, compared to 24.9% and 25.8%, respectively, for the 12 and 40 (Proforma) weeks ended November 2, 1996. The increase for the 12 and 40 weeks ended November 1, 1997 is a result of the implementation of new merchandising strategies as well as a continued emphasis on the reduction of shrink.

         Selling, general and administrative expenses for the 12 and 40 weeks ended November 1, 1997, as a percentage of sales, were 22.5% and 21.4%, respectively, or 1.5% and 1.1% above the 21% and 20.3% of sales, respectively, for the 12 and 40 (Proforma) weeks ended November 2, 1996. Selling, general and administrative expenses for the 12 and 40 weeks ended November 1, 1997 decreased by $3.4 million and $3.5 million, respectively, in comparison to the 12 and 40 (Proforma) weeks ended November 2, 1996. This decrease is attributed to a favorable reduction in direct store selling expenses due to the reorganization of labor scheduling practices and other cost control programs. This favorable reduction was partially offset by consulting fees arising from the Company's project to improve supermarket operations in Puerto Rico and the Virgin Islands. During the third quarter, the consultants portion of this project was completed.

         The increase in depreciation and amortization for the 12 and 40 weeks ended November 1, 1997 was due primarily to an increase in the capital expenditures incurred at the Company's BLOCKBUSTER operations as compared to the same periods last year. The increase in capital expenditures at the Company's BLOCKBUSTER operations is due to the increased number of stores in operations for the 12 and 40 weeks ended November 1, 1997 as compared to the same periods last year.

         Interest expense, net of interest and investment income, for the 12 and 40 weeks ended November 1, 1997 decreased by $0.2 million, or 3.5%, and $1.2 million, or 5.1%, respectively, compared to the same periods last year due primarily to a decrease in the average amount of borrowings outstanding during the period.

         The income tax expense for the 12 and 40 weeks ended November 1, 1997 was $0.3 million. The income tax benefit for the 12 and 40 weeks ended November 2, 1996 was $2.5 million and $4.8 million, respectively. The income tax expense for the 12 and 40 weeks ended November 1, 1997 is a result of permanent non-deductible expenses such as goodwill that are added back to pretax income
(loss). The pretax loss for the 12 and 40 weeks ended November 2, 1996 was large enough to exceed any permanent non-deductible expenses resulting in a taxable loss which created a tax benefit. The pretax income (loss) for the 12 and 40 weeks ended November 1, 1997 was not sufficient to exceed the permanent non-deductible expenses resulting in taxable income which created a tax expense.

         During the 40 weeks ended November 1, 1997, the Company recorded a $2.4 million extraordinary loss, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt due to the Refinancing Plan as described in Note (3) - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q. The extraordinary loss pertains to the unamortized portion of deferred Bank Credit Agreement costs associated with the Old Bank Credit Agreement.

Liquidity and Capital Resources

         Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

         On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85.0 million principal amount of 9 1/2% Senior Notes Due 2003 (the

"Notes"). The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $24.5 million, as of November 1, 1997, the Company has borrowing availability on a revolving basis of $40.5 million under the New Bank Credit Agreement. As of November 1, 1997, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         Net cash provided by/(used in) operating activities was $12.6 million and $(13.2) million for the 40 weeks ended November 1, 1997 and November 2, 1996, respectively. The decrease in net cash used in operating activities was due to the decrease in net cash outlay related to the closing of the Florida retail operations for the 40 weeks ended November 1, 1997 in comparison to the same period last year.

         Working capital during the 40 weeks ended November 1, 1997 increased from a deficit of $56.2 million at January 25, 1997 to a deficit of $32.2 million at November 1, 1997. The improvement in working capital was primarily attributable to the repayment of certain obligations associated with the Refinancing Plan described above.

         Net cash provided by investing activities was $3.9 million and $5.4 million for the 40 weeks ended November 1, 1997 and November 2, 1996, respectively. The Company received $10.0 million for its interest in two real estate properties from its closed Florida operations during the 40 weeks ended November 1, 1997 compared to $11.8 million received for the sale of two Florida XTRA Stores and certain equipment during the 40 weeks ended November 2, 1996. Total capital expenditures, net of proceeds from disposals, were $7.2 million and $6.5 million for the 40 weeks ended November 1, 1997 and November 2, 1996, respectively.

         Net cash used in financing activities increased to $12.7 million for the 40 weeks ended November 1, 1997. On April 29, 1997, the Company entered into a Refinancing Plan (as described above) which provided net proceeds of $76.7 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16.0 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $17.5 million as of November 1, 1997, including $7.5 million of principal payments due in the current fiscal year. Management anticipates that the principal payments will be financed by operations.

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




                                           PUEBLO XTRA INTERNATIONAL, INC.



Dated:  November 26, 1997                  /s/ Daniel J. O' Leary
                                           -------------------------------
                                           Daniel J. O' Leary
                                           Executive Vice President
                                           and Chief Financial Officer



                                           /s/ Daniel Cammarata
                                           -------------------------------
                                           Daniel Cammarata
                                           Controller
                                           and Chief Accounting Officer