Form 10-K405
period 1998-01-31
PUEBLO XTRA INTERNATIONAL INC
filed 1998-04-21
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the fiscal year ended January 31, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from __________ to ___________


                        Commission file number: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  65-0415593
------------------------------------      -------------------------------------
   (State or other jurisdiction of        (I.R.S. employer identification no.)
   incorporation or organization)


        1300 N.W. 22ND STREET
        POMPANO BEACH, FLORIDA                            33069
---------------------------------------    ------------------------------------
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

     Number of shares of the Registrant's Common Stock, $.10 par value, outstanding as of April 21, 1998 -- 200.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Pueblo Xtra International, Inc. (the "Company") is a Delaware holding company that owns all of the common stock of Pueblo International, Inc., a Delaware company (together with its subsidiaries, "Pueblo"). Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is the leading supermarket chain in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, Pueblo is the leading operator of video rental outlets in Puerto Rico and the U.S. Virgin Islands through its exclusive franchise rights with Blockbuster Entertainment, Inc. ("BEI"). The Company currently operates 44 supermarkets in Puerto Rico and six supermarkets in the U.S. Virgin Islands. The Company also currently operates 42 BLOCKBUSTER locations in Puerto Rico and two BLOCKBUSTER locations in the U.S. Virgin Islands as the exclusive BLOCKBUSTER franchisee for Puerto Rico and the U.S. Virgin Islands.

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

         The Acquisition has been accounted for under the purchase method effective July 31, 1993 as discussed in Note (3)--Acquisitions of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K.

BUSINESS OF THE COMPANY

SUPERMARKET INDUSTRY OVERVIEW

         The top four chains in the retail grocery industry in Puerto Rico account for approximately 71% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 1997 were approximately $2.8 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

PUERTO RICO

         The Company operates its supermarkets under the names PUEBLO and XTRA supermarkets with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company has a grocery retailing market share of approximately 31%. In addition, the Company estimates that is has a 39% market share in the greater San Juan metropolitan area, the most densely populated region of Puerto Rico, with more than one-third of the island's 3.8 million residents. In fiscal 1998 in Puerto Rico, the stores averaged approximately 39,091 gross sq. ft. and generated an average of approximately $701 of sales per selling sq. ft. Since the Acquisition, the Company has constructed five new supermarkets and remodeled 16 existing supermarkets in Puerto Rico.

U.S. VIRGIN ISLANDS

         In fiscal 1998, the six supermarkets in the U.S. Virgin Islands averaged 31,634 gross sq. ft. and generated an average of approximately $754 sales per selling sq. ft. The Company has an estimated U.S. Virgin Islands grocery retailing market share of approximately 52%. Since the Acquisition, the Company has added one new supermarket and remodeled five existing supermarkets in the U.S. Virgin Islands.

VIDEO OPERATIONS

         The Company has been the exclusive franchisee of BLOCKBUSTER locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and currently operates 44 BLOCKBUSTER locations in Puerto Rico and the U.S. Virgin Islands. In Puerto Rico, the Company operates 19 in-store BLOCKBUSTER outlets and 23 free-standing BLOCKBUSTER stores, the majority of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates one in-store BLOCKBUSTER outlet and one free-standing BLOCKBUSTER store. The Company's free-standing BLOCKBUSTER stores average approximately 5,600 gross sq. ft., while the Company's in-store BLOCKBUSTER outlets average approximately 3,800 gross sq. ft. During fiscal 1997, the Company converted all of the remaining video outlets which it operated in its supermarkets under the name PUEBLO VIDEO CLUBS into BLOCKBUSTER outlets. In order to increase customer traffic in its supermarkets, the Company's typical in-store BLOCKBUSTER outlet has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

         The Company's BLOCKBUSTER operations are currently the only major video chain operating in Puerto Rico and the U.S. Virgin Islands. Each free-standing BLOCKBUSTER location carries an average of approximately 9,700 tapes dedicated to video rental whereas an in-store BLOCKBUSTER location carries approximately 6,700. Each location also offers for sale a selection of recorded and blank video tapes, music compact discs, video game cartridges, accessories and snack food products. Since each BLOCKBUSTER location is typically larger than its competitors, it provides greater depth and breadth in selections. For promotions of its BLOCKBUSTER operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. BEI also provides extensive product and support services to the Company. These include, among other things, site selection review, packaging of the initial rental inventory and providing computer hardware and software.

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

         The Company's Development Agreements with BEI provide for the Company's exclusive right to open BLOCKBUSTER locations in Puerto Rico and the U.S. Virgin Islands during the term of such agreements. The Development Agreements contain development quotas which require the Company to open a certain number of BLOCKBUSTER locations in Puerto Rico by December 1999 and in the U.S. Virgin Islands by April 1997. In 1996, the Company amended its Development Agreements to allow the necessary flexibility to develop smaller store formats. Each BLOCKBUSTER location is subject to a Franchise Agreement with BEI that provides the right for such location to conduct BLOCKBUSTER operations for a 20-year period so long as the terms of such Franchise Agreement are complied with. The Company has fulfilled its development quota.

DISPOSAL OF FLORIDA RETAIL OPERATIONS

         On January 16, 1996, the Company announced its decision to discontinue its retail operations in Florida (the "Florida Disposal"). The announcement was made as part of the Company's restructuring plans whereby the Company would exit the underperforming Florida retail market and place more emphasis on the strength of its operations in Puerto Rico and the U.S. Virgin Islands. The Florida Disposal included the disposal of all eight supermarkets and one warehouse and distribution center, by sale or abandonment, which was completed in the first quarter of fiscal year 1997. As of the date of this filing, all property, with the exception of two leased locations, has been disposed of. See Note (2)--Division Closure and Corporate Restructuring Charges of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K for further details of the Florida Disposal.

\
STORE COMPOSITION

         Since the Acquisition, the Company has made capital expenditures of approximately $61.4 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of five new supermarkets, the acquisition of one new supermarket and the remodeling of 16 existing stores. In the same period, the Company has made capital expenditures totaling approximately $10.3 million in its BLOCKBUSTER operations. The history of store openings, closings and remodelings, beginning with fiscal 1994, is set forth in the table below:

                                                                                   Fiscal Year
                                                           -------------------------------------------------------------
                                                           1998          1997          1996          1995          1994
                                                           -----         -----         -----         -----         -----
Stores in Operation:
  At beginning of year ...........................            77            82            79            76            74
  Stores opened:
     Supermarkets ................................            --            --             4             2             4
     BLOCKBUSTER video stores ....................            17             5            --             1             3

  Stores closed:
     Puerto Rico .................................            --             2             1            --             2
     Florida .....................................            --             8            --            --             3
                                                           -----         -----         -----         -----         -----
  At end of year .................................            94            77            82            79            76
                                                           =====         =====         =====         =====         =====
  Remodels and/or conversions ....................            16             9             1             6             8

  Store Composition at Year-End:
     Supermarkets .................................           50            50            60            57            55
     BLOCKBUSTER video stores ....................            44            27            22            22            21

  By location:
     Puerto Rico .................................            86            70            67            65            62
     Florida .....................................            --            --             8             8             8
     U.S. Virgin Islands .........................             8             7             7             6             6

SUPERMARKET PURCHASING AND DISTRIBUTION

         The Company's buying staff actively purchases products from distributors, as well as directly from the producer or manufacturer. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. The Company currently buys approximately 43% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain superior payment terms.

         The Company owns a 300,000 square foot full-line warehouse and distribution center in greater San Juan. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan warehouse has capacity to store approximately 1.5 million cases of assorted products, and acts as the Company's central distribution center for the island. The warehouse is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. In fiscal 1998, this facility provided approximately 49% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

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

PRODUCT OFFERINGS

         The Company is in the process of expanding its supermarket stock keeping units ("SKU") from 23,000 to 36,000. Management believes the Company's supermarkets offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company believes that the convenience and quality of its specialty department products contribute to customer satisfaction.

         The following table sets forth the mix of products sold in the Company's supermarkets for the fiscal years indicated:

                                                                          Fiscal Year Ended
                                                            -----------------------------------------------
                                                            January 31,      January 25,        January 27,
                                                               1998             1997               1996
                                                            -----------      -----------        -----------
 PRODUCT CATEGORY

 Grocery .........................................               46.7%             46.9%             46.5%
 Health/Beauty Care/General Merchandise ..........                6.5               6.2               6.3
 Dairy ...........................................               17.4              16.4              16.1
 Meat/Seafood ....................................               15.4              16.0              16.4
 Produce .........................................                9.5               9.3               9.4
 Deli/Bakery .....................................                4.3               4.5               4.6
 Video Club ......................................                0.2               0.7               0.7
                                                              -------           -------           -------
          Total ..................................              100.0%            100.0%            100.0%
                                                              =======           =======           =======

PRICING

         As the largest grocery operator in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies in order to offer competitive pricing at its supermarkets. Weekly circulars are used to emphasize special offers.

PRIVATE LABEL

         During fiscal 1998 the Company began introducing Pueblo brand private label grocery items. The process began late in the fiscal year with a limited number of items and will be evaluated and expanded as warranted. Product selection has been based on the ability to ensure quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

         Historically, the Company utilized only Food Club private label products through the Company's membership with Topco Associates, Inc. Utilization of these products has not been discontinued. Rather, product offerings among Pueblo private label products, Food Club private label products and national brands are evaluated on performance based on quality, costs, gross margin and sales volume in order to offer what management believes is the best selection and value to customers.

CATEGORY MANAGEMENT

         During fiscal 1998, the Company implemented a category management system designed to combine traditional buying, reordering and pricing functions under the leadership of corporate level category merchandisers. The system allows the company to assign profit management to the individual responsible for a product category. The Company believes that such a system will improve sales, optimize inventory levels, reduce purchase costs and thereby enhance gross profit and operating profit margins.

ADVERTISING AND PROMOTION

         The Company primarily utilizes newspaper, radio, television and in-store advertising in both Puerto Rico and the U.S. Virgin Islands. The Company's grocery operations run multi-page newspaper inserts and full-page color shoppers.

         All advertising is created and designed through the Company's wholly-owned advertising agency, CaribAd Inc. ("Adteam"). Adteam, based in Puerto Rico, develops promotional programs for all of the Company's markets, thereby providing it with cost advantages over its competitors.

COMPETITION

         The grocery retailing business is highly competitive. Competition is based primarily on price, quality of goods and service, convenience and product mix. The number and type of competitors, and the degree of competition experienced by individual stores, vary by location.

         The Company competes with local food chains such as Supermercados Amigo, Supermercados Grande, Supermercados Econo, Mr. Special Supermarkets, Plaza Gigante Supermarkets, Supermercados Selecto and Plaza Extra, as well as numerous independent operations throughout Puerto Rico and the U.S. Virgin Islands. In addition, several warehouse clubs and mass merchandisers, such as Sam's Warehouse Clubs, Wal-Mart, Kmart and Walgreens, have opened locations in Puerto Rico and the U.S. Virgin Islands. Despite these competitive challenges, the Company continues to maintain its position as market share leader in each of its respective markets.

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

         All of the Company's stores are equipped with state-of-the-art point of sale terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer check-out and provide, by store, valuable stock-replenishment information for buyers and real-time financial information used by management. To provide the best service possible, the Company has installed a labor scheduling system that schedules the optimal staffing based on sales, customer traffic and defined service objectives. In addition, the Company has installed software to monitor cash register check out transactions, by cashier, according to type and frequency in order to improve check out operations and reduce inventory shrinkage. The Company's management information systems at its BLOCKBUSTER operations are state-of-the-art systems which are licensed to the Company by BEI. The Company has completed its analysis of its management information systems with respect to the need to convert the systems to handle transactions at the turn of the century. The conversion process is expected to be completed by mid-calendar year 1999 and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

EMPLOYEES

         As of January 31, 1998, the Company had approximately 6,980 employees (full- and part-time) of whom approximately 5,550 were employed at the supermarket level, 580 at the administrative and financial services offices and distribution center and 850 by the BLOCKBUSTER division. Approximately 67% of the Company's supermarket employees are employed on a part-time basis. Approximately 4,600 store employees are represented by a non-affiliated collective bargaining organization under a contract expiring in 1999. The Company considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

         The following table sets forth information as of January 31, 1998 with respect to the owned and leased stores and support facilities used by Pueblo in its business:

                                                   Owned (1)                     Leased                      Total
                                           ------------------------      ------------------------   ----------------------
                                             No.    Gross Sq. Ft.          No.    Gross Sq. Ft.       No.   Gross Sq. Ft.
                                           ------  ----------------      ------  ----------------   ------  --------------
Supermarkets .............................    12        546,000             38      1,363,000         50      1,910,000
BLOCKBUSTER video stores .................     8         47,000             36        164,000         44        210,000
Warehouse and distribution facilities ....     1        300,000              1         13,000          2        313,000

----------

(1) Four of the owned stores include land leases: three in Puerto Rico, and one in the U.S. Virgin Islands.

         The Company also owns the shopping centers at three of its store locations in Puerto Rico and two in the U.S. Virgin Islands.

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

         The construction of owned facilities is financed principally with internally generated funds. All owned properties of Pueblo are pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's existing bank credit agreement dated as of April 29, 1997 (the "New Bank Credit Agreement") with a syndicate of banks. See Note (5)--Debt of the notes to the Company's consolidated financial statements referenced in Part II,

Item 8 of this Form 10-K.

         The Company discontinued its supermarket operations in Florida, as described more fully in Note (2)--Division Closure and Corporate Restructuring Charges of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K, and closed all eight of its supermarkets located in Florida during fiscal 1997. As of the date of filing, the Company has disposed of all property except two leased locations. The Company is continuing to seek to dispose of these two remaining properties.

         The Company owns its division offices located in San Juan, Puerto Rico, and leases its administrative offices located in Pompano Beach, Florida.

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

         The Company has been party to various lawsuits alleging a fraud engaged in by Premium Sales Corp., Plaza Trading Corporation and Windsor Wholesale Company and numerous of their related subsidiaries. See Note (12)--Notes to Consolidated Financial Statements. All litigation against the Company has been settled in fiscal 1998 for an amount which is within the reserves established from fiscal years 1994 through 1998 for such purpose.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended January 31, 1998.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

MARKET INFORMATION

         There is no established public trading market for the Company's common equity.

HOLDERS

         The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc. a Delaware Corporation ("Holdings"). Holdings is beneficially owned by a trust for the benefit of the family of Gustavo Cisneros, and a trust for the benefit of the family of Ricardo Cisneros (the "Principal Shareholders"), with each trust having an approximate 50% indirect beneficial interest in Holdings. Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of such shares.

DIVIDENDS

         No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the New Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo to the Company are restricted under the terms of the New Bank Credit Agreement. The New Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Company's 9 1/2% Senior Notes due 2003 (the "Notes") and the Company's 9 1/2% Series C Notes due 2003 (the "Series C Senior Notes") then due and payable in accordance with the terms thereof. See Note (5)--Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SELLING SQUARE FOOT AMOUNTS)


                                                                              FISCAL YEAR ENDED (1)
                                              -----------------------------------------------------------------------------------
                                              January 31,       January 27,       January 27,        January 28,      January 29,
                                                 1998              1997              1996               1995            1994 (2)
                                              -----------       -----------       -----------       -----------       -----------
OPERATING STATEMENT DATA

Net sales                                     $   938,506       $ 1,020,056       $ 1,145,370       $ 1,166,955       $ 1,199,123
Cost of goods sold                                667,043           760,329           848,490           871,136           903,850
                                              -----------       -----------       -----------       -----------       -----------
     Gross profit                                 271,463           259,727           296,880           295,819           295,273
Selling, general and admin-
  istrative expenses (3)                          204,185           213,485           240,219           229,197           230,266
Depreciation and
  amortization                                     40,175            41,128            43,669            43,865            37,650
Division closure and corporate
  restructuring charges (4)                            --             4,160            28,012                --                --
                                              -----------       -----------       -----------       -----------       -----------
     Operating profit (loss)                       27,103               954           (15,020)           22,757            27,357
Transaction costs                                      --                --                --                --           (11,217)
Sundry, net                                           (36)              122               (52)              (35)              (66)
Interest expense--debt and
  capital lease obligations                       (30,527)          (30,458)          (34,221)          (32,809)          (22,255)
Interest and investment
  income, net                                         910               276               875               656               620
Income tax (expense)
  benefit                                            (583)            9,535            18,615             4,790            (1,208)
                                              -----------       -----------       -----------       -----------       -----------
Loss before cumulative
  effect of a change
  in accounting principle
  and extraordinary item                           (3,133)          (19,571)          (29,803)           (4,641)           (6,769)
Cumulative effect of a
  change in accounting
  principle                                            --                --                --                --            (2,982)
Extraordinary item (5)                             (2,444)               --                --                --                --
                                              -----------       -----------       -----------       -----------       -----------
Net loss                                      $    (5,577)      $   (19,571)      $   (29,803)      $    (4,641)      $    (9,751)
                                              ===========       ===========       ===========       ===========       ===========






                See notes to Selected Financial Data on page 13.

                                                                                 As of
                                             ----------------------------------------------------------------------------
                                             January 31,      January 25,    January 27,       January 28,    January 29,
                                                1998            1997            1996               1995          1994
                                             -----------      ----------     -----------       ---------      -----------
BALANCE SHEET DATA

 Cash and cash equivalents (6)                $  28,770       $  12,148       $   6,998       $  15,680       $   5,471
 Working capital (deficit)                      (23,535)        (56,217)        (28,571)        (11,534)        (26,873)
 Property and equipment, net                    135,844         150,915         166,283         207,935         224,605
 Total assets                                   502,176         522,641         571,788         602,695         619,625
 Total debt and capital
    lease obligations                           275,576         295,204         308,497         329,855         347,124
 Stockholder's equity                            27,305          32,882          47,453          77,256          66,897


                                                                          FISCAL YEAR ENDED (1)
                                             -----------------------------------------------------------------------------
                                             January 31,      January 25,     January 27,      January 28,     January 29,
                                                1998             1997            1996              1995          1994 (2)
                                             ----------       ----------      ----------       ----------      -----------
CERTAIN FINANCIAL RATIOS
   AND OTHER DATA
EBITDA (as defined)(7)                        $  67,278       $  42,082       $  28,649       $  66,622       $  65,007
Cash flow provided by (used in)
   investing activities                             187          (1,364)        (21,832)        (15,707)       (330,192)
Cash flow provided by (used
   in) financing activities                     (20,343)         (8,298)        (10,915)         (1,877)        300,580
Cash flow provided by
   operating activities                          36,778          14,812          24,065          27,793          27,249
Capital expenditures                             10,938          14,455          22,334          16,401          23,493
EBITDA (as defined) margin (7)                      7.2%            4.1%            2.5%            5.7%            5.4%
Debt to EBITDA  (as defined)                       4.10            7.01           10.77            4.95            5.34






                See notes to Selected Financial Data on page 13.

                                                                                  FISCAL YEAR (1)
                                                  -----------------------------------------------------------------------------
                                                    1998             1997             1996             1995            1994 (2)
                                                  ---------        ---------        ---------        ---------        ---------
PUEBLO AND XTRA STORE DATA

PUERTO RICO
  Number of stores (at fiscal year-end)                  44               44               46               44               42
  Average sales per store (8)                     $  18,221        $  19,672        $  19,808        $  19,797        $  20,777
  Average selling square footage                     26,455           27,652           27,055           26,031           26,576
  Average sales per selling square foot (8)       $     701        $     711        $     732        $     761        $     782


  Total sales                                       801,732          886,765          877,603          874,019          860,190
  Same store sales % change                           (10.2)%           (2.6)%           (2.8)%           (1.3)%           (0.9)%

U.S. VIRGIN ISLANDS
  Number of stores (at fiscal year-end)                   6                6                6                5                5
  Average sales per store (8)                     $  14,777        $  15,110        $  14,952        $  15,619        $  19,003
  Average selling square footage                     19,421           20,104           20,625           20,724           20,724
  Average sales per selling square foot (8)       $     754        $     752        $     725        $     754        $     917


  Total sales                                        88,659           90,659           76,813           78,097           95,014
  Same store sales % change                            (3.9)%            7.0%            (3.3)%          (17.8)%           (1.2)%

FLORIDA (9)
  Number of stores (at fiscal year-end)                  --               --                8                8                8

  Average sales per store (8)                            --               --        $  21,518        $  23,481        $  25,226

  Average selling square footage                         --               --           50,398           50,398           50,398

  Average sales per selling square foot (8)              --               --        $     427        $     466        $     501

  Total sales                                            --               --          159,659          187,845          220,730
  Same store sales % change                              --               --               --            (11.6)%          (14.7)%

BLOCKBUSTER STORE DATA:
  Number of stores (at fiscal year-end)                  44               27               22               22               21
  Average sales per store (8)                     $   1,371        $   1,588        $   1,443        $   1,254        $   1,123
  Average weekly sales                                  683              794              608              535              467

  Total sales                                        48,115           35,938           31,295           26,994           23,189
  Same store sales % change                            (4.5)%           10.5%            14.0%            10.9%            (8.1)%





                See notes to Selected Financial Data on page 13.

-------

(1) Operating activity for the 26 weeks ended January 29, 1994 and for the fiscal years 1995, 1996, 1997 and 1998 are representative of the Company subsequent to the Acquisition.

(2) Represents the combined results of operations for the 26-week period ended July 31, 1993 of the Company's predecessor prior to the Acquisition and the 26-week period ended January 29, 1994 of the Company. The results for each 26-week period are as follows:

                                                                    26 WEEKS ENDED   26 WEEKS ENDED
                                                                   JANUARY 29, 1994   JULY 31, 1993
                                                                   ----------------  --------------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . .             $ 586,669       $ 612,454

Gross profit . . . . . . . . . . . . . . . . . . . . . . .               144,312         150,961

Selling, general and administrative expenses . . . . . . .               112,528         117,738

Depreciation and amortization  . . . . . . . . . . . . . .                21,905          15,745

Operating profit . . . . . . . . . . . . . . . . . . . . .                 9,879          17,478

Transaction costs .. . . . . . . . . . . . . . . . . . . .                    --          11,217

Interest expense, net  . . . . . . . . . . . . . . . . . .                16,102           5,533

Income tax expense, (benefit)  . . . . . . . . . . . . . .                (1,650)          2,858

Net income, (loss) . . . . . . . . . . . . . . . . . . . .                (4,603)         (5,148)

EBITDA (as defined) (7)  . . . . . . . . . . . . . . . . .                31,784          33,223



(3) Selling, general and administrative expenses for fiscal years 1996 and 1997 include certain expenses and charges related to the implementation of the Company's strategic initiatives and other matters. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General".
(4) The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. Costs associated with such closings, when recognized, are included in selling, general and administrative expenses.
(5) Amount relates to a loss on the early extinguishment of debt, net of deferred income taxes of $1,567.
(6) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(7) EBITDA (as defined) represents income (loss) before interest, income taxes, sundry, depreciation and amortization. EBITDA (as defined) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
(8) For all periods presented, average sales are weighted for the period of time stores are open during the year.
(9)  All supermarkets in Florida were closed in the first quarter of fiscal
     1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new BLOCKBUSTER locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 50 and the number of the Company's BLOCKBUSTER locations (including conversions) grew from 20 to 44, in each case measured from the Acquisition through the end of fiscal 1998. In addition, the Company added one new supermarket in Florida after the Acquisition which was subsequently closed in fiscal 1997, as described below. From the Acquisition through fiscal 1998, the Company made capital expenditures totaling $78.0 million, of which $71.6 million related to Puerto Rico and the U.S. Virgin Islands.

         Throughout this time period, the Company's markets have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other grocery store operators to increase prices and has intensified the competitive environment by causing such retailers to emphasize promotional activities and discount pricing to maintain or gain market share. The South Florida market, in particular, had been characterized by intense competition that negatively affected the performance of the Company's stores in that market through fiscal 1996.

         The Company's focus from the date of Acquisition through the end of fiscal 1997 on new supermarket development rather than supermarket operations, as well as the effects of increased competition, resulted in declines in net sales (from $1,199.1 million in fiscal 1994 to $1,020.1 million in fiscal 1997, same store sales (from $931.3 million in fiscal 1994 to $861.1 million in fiscal
1997), and consolidated operating results (from $27.4 million in fiscal 1994 to $1.0 million in fiscal 1997). The declining operating results together with the Company's high level of interest expense resulting from its significant indebtedness resulted in annual net losses since fiscal 1994. While the decline in same store sales and consolidated operating results continued in fiscal 1998, gross profit and operating profit increased, from $259.7 million in fiscal 1997 to $271.5 million in fiscal 1998 and $0.95 million in fiscal 1997 to $27.1 million in fiscal 1998, respectively. In addition, the net loss decreased from $19.5 million in fiscal 1997 to $5.6 million in fiscal 1998.

         In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it has a stronger competitive position and greater profit opportunities. In fiscal 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the closing of two underperforming supermarkets in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six PUEBLO VIDEO CLUBS into in-store BLOCKBUSTER outlets. These actions continued in fiscal 1998 with the conversion of the Company's remaining PUEBLO VIDEO CLUBS into in-store BLOCKBUSTER outlets and opening one new BLOCKBUSTER store in Puerto Rico.

         In the summer of 1996, in conjunction with implementation of a revised business strategy, the Company retained a retail industry consulting firm to assist management in analyzing the Company's operating practices. One result of such analysis was the reorganization of labor scheduling practices, which enabled the Company to eliminate 440 store employees in January 1997 and reduce annual labor costs in fiscal 1998 by approximately $9.0 million. It is management's belief that the decision to exit the Florida market, together with the actions which the Company began to take in the spring of 1996 and the implementation of its revised business strategy, has begun to contribute, and should continue to contribute, toward improved operating results.

         Other strategic measures being undertaken by the Company include: (i) continual evaluation of the supermarket formats to expand the breadth of product and values offered to customers and to increase customer traffic and convenience such as in-store banking and fast food restaurants for select locations; (ii) the opening of additional in-store BLOCKBUSTER units; iii) adding products (such as music departments) and event ticket service centers to the BLOCKBUSTER stores to expand their entertainment offerings. The Company believes that these strategic measures will be an effective means of improving sales by increasing customer traffic in its supermarkets and BLOCKBUSTER stores.

         In connection with the strategic initiatives begun in January 1996, the Company has incurred a number of charges and other items that have adversely affected the Company's operating profit, including the following items which aggregated $31.9 million in fiscal 1996 and $12.3 million in fiscal 1997. The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market, and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. See Note (2)--Division Closure and Corporate Restructuring Charges of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K. Other items which adversely affected the Company's operating profit and were related to the implementation of the Company's strategic initiatives included the following, which aggregated $3.9 million in fiscal 1996 and $8.1 million in fiscal 1997. In fiscal 1996, an adjustment to the net realizable value of certain non-operating real property in Puerto Rico caused a charge of $3.9 million. In addition, in fiscal 1997, the elimination of 440 store employees resulted in a charge of approximately $1.1 million in severance costs and the closing of two Puerto Rico stores resulted in a $2.9 million charge.

         In addition, the Company established reserves totaling $5.6 million during fiscal years 1994 through 1998, including $1.2 million and $0.3 million in fiscal years 1997 and 1998 relating to the costs, including legal fees associated with the settled Premium litigation. See Note (12)--Notes to Consolidated Financial Statements.

         The Company has no operations of its own, and its only assets are its equity interest in Pueblo and intercompany notes issued to the Company by its subsidiaries in connection with its investment of the net proceeds of the Notes and the Series C Notes. The Company has no source of cash to meet its obligations, including its obligations under the Notes and the Series C Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the New Bank Credit Agreement, and dividends from its subsidiaries. The New Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes then due and payable in accordance with the terms thereof.

         In March 1998, the Company completed the planning phase of a project to modify its information technology systems for compliance with the year 2000 and beyond. The Company is now in the process of executing its plan and expects all systems to be compliant by mid-calendar year 1999. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

RESULTS OF OPERATIONS

ADJUSTMENTS FOR FLORIDA CLOSING

         In fiscal 1996, the Company determined to discontinue its retail operations in Florida. The effective date of the Florida closing was December 30, 1995. All eight of the supermarkets in Florida were closed in the first quarter of fiscal 1997. The following table presents selected comparative operating data of the Company for the three fiscal years ended January 31, 1998 after excluding the Florida retail division (the Company's operations, after such exclusion, being referred to herein as the "Continuing Business").

                                                                      -----------------------------------------------
                                                                      Year Ended        Year Ended        Year Ended
                                                                      January 31,       January 25,       January 27,
                                                                         1998              1997               1996
                                                                      -----------       -----------       -----------
SELECTED OPERATING RESULTS OF THE PUERTO RICO AND U.S.
 VIRGIN ISLANDS OPERATIONS: (DOLLARS IN MILLIONS)
Net sales                                                              $  938.5         $  1,013.4         $  985.7
Gross profit                                                              271.5              259.3            259.5
Selling, general and administrative expenses                              204.2              208.9            201.4
EBITDA (as defined) (1)                                                    67.3               50.4             55.8
Depreciation and amortization                                              40.2               41.1             39.1
Operating profit                                                           27.1                9.3             16.7

SELECTED OPERATING RESULTS OF THE PUERTO RICO AND U.S.
 VIRGIN ISLANDS OPERATIONS: (AS A PERCENTAGE OF SALES)
Gross profit                                                               28.9%              25.6%            26.3%
Selling, general and administrative expenses                               21.8               20.6             20.4
EBITDA (as defined) (1)                                                     7.2                5.0              5.7
Operating profit                                                            2.9                0.9              1.7



--------

(1) EBITDA (as defined) represents income (loss) before interest, income taxes, sundry, depreciation and amortization. EBITDA (as defined) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance.

         The tables below present the adjustments made to Selected Operating Results, as reported, for the 1997 and 1996 fiscal years to adjust for the impact of Florida operations (dollars are in millions):

                                                            ----------------------------------------------
                                                                             Adjustment
                                                                            for Impact of        Proforma
                                                                As             Florida          Continuing
                                                             Reported         Operations        Operations
                                                            ----------       ------------       ----------
52 WEEKS ENDED JANUARY 25, 1997
Net sales                                                   $  1,020.1         $    6.7         $  1,013.4
Gross profit                                                     259.7              0.4              259.3
Selling, general and administrative expenses                     213.5              4.6              208.9
EBITDA                                                            42.0             (8.4)              50.4
Depreciation and amortization                                     41.1              0.0               41.1
Operating profit,  (loss)                                          0.9             (8.4)               9.3

52 WEEKS ENDED JANUARY 27, 1996
Net sales                                                      1,145.4            159.7              985.7
Gross profit                                                     296.9             37.4              259.5
Selling, general and administrative expenses                     240.2             38.8              201.4
EBITDA                                                            28.6            (27.2)              55.8
Depreciation and amortization                                     43.7              4.6               39.1
Operating  (loss),  profit                                       (15.0)           (31.8)              16.8



FISCAL 1998 VS. FISCAL 1997

         As of January 31, 1998, the Company operated a total of 50 supermarkets and 44 BLOCKBUSTER locations in Puerto Rico and the U.S. Virgin Islands. In fiscal 1998, the Company converted its remaining PUEBLO VIDEO CLUBS into in-store BLOCKBUSTER outlets, 15 in Puerto Rico and one in the Virgin Islands. In addition, in fiscal 1998, the Company opened one BLOCKBUSTER store in Puerto Rico.

         The discussion below, of sales, gross profit margin, selling general and administrative expenses and depreciation and amortization is based on comparing operating results from the continuing business for fiscal 1998 to fiscal 1997.

         Net sales from the Continuing Business decreased by $74.9 million or 7.4% in fiscal 1998 compared to fiscal 1997. This net decrease includes a $12.1 million increase in BLOCKBUSTER sales and a $87.0 million decrease in supermarket sales. In fiscal 1998, same store sales, or sales for stores open in comparable 52-week periods for the Continuing Business, decreased by $93.7 million or 9.4%, as compared to a same store sales decline for the Continuing Business of $13.3 million or 1.4% in fiscal 1997. This decline reflected a same store sales decrease for the year of 10.2% in the Company's Puerto Rico supermarkets and a 3.9% decrease in the U.S. Virgin Islands supermarkets. BLOCKBUSTER operations experienced a same store sales decrease for fiscal 1998 of 4.5%. The decline in supermarket sales resulted from changes the Company has made in its promotional activities compared to the previous year, the disruption associated with converting the PUEBLO VIDEO CLUBS to BLOCKBUSTER stores and the continuous adverse effects of competitors' openings and remodelings. The basic change in the supermarket marketing efforts has been to improve profitability by promoting both selection and value across the merchandising mix rather than promotional items alone. The expansion of the BLOCKBUSTER chain, including promotional activity related to the conversion of the Company's remaining PUEBLO VIDEO CLUBS to

BLOCKBUSTER stores temporarily affected the sales performance of existing BLOCKBUSTER stores. Store sales were also impacted by a drought on the island of Puerto Rico in the summer of 1997 and the favorable impact on sales, in the prior year, of disaster relief funds as a result of hurricanes in the area. The water shortage as a result of the drought during the summer inhibited both the ease and sanitation aspects of home food preparation.

         Gross profit margin in fiscal 1998, as a percentage of sales, was 28.9% compared to 25.6% in the prior year. The increase is a result of the implementation of new merchandising strategies as well as a reduction of shrink.

         Selling, general and administrative expenses decreased from the prior year amount of $208.9 million to $204.2 million, or 2.3%, primarily as a result of reducing direct store selling expenses due to the reorganization of labor scheduling practices and other cost control programs. This favorable reduction was partially offset by consulting fees incurred in connection with the Company's project to improve supermarket operations in Puerto Rico and the Virgin Islands. During the third quarter of fiscal 1998, the consultants' portion of this project was completed.

         Depreciation and amortization decreased $0.9 million from $41.1 million in fiscal 1997 to $40.2 million in fiscal 1998.

         Interest expense, net of interest and investment income, of $29.6 million decreased by $0.6 million, or 1.9%, as compared to fiscal 1997. This decrease is due to a decline in the average amount of borrowings outstanding during the period. See Note (5)--Notes to Consolidated Financial Statements.

         The decrease in the income tax benefit of $10.1 million was primarily the result of the tax effects of the $26.1 million increase in operating profit.

         Results for fiscal 1998 were a net loss of $5.6 million, as compared to a net loss of $19.6 million for fiscal 1997.

FISCAL 1997 VS. FISCAL 1996

         As of January 25, 1997, the Company operated a total of 50 supermarkets and 27 BLOCKBUSTER locations in Puerto Rico and the U.S. Virgin Islands. During fiscal 1997, the Company closed all eight of its supermarkets and its distribution facility in Florida as part of the disposal of the Company's Florida retail operations. For further details of the Florida closing, see Note
(2) of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K. In addition, in fiscal 1997, the Company closed two underperforming supermarkets in Puerto Rico, remodeled five supermarkets in Puerto Rico, and converted four PUEBLO VIDEO CLUBS into in-store BLOCKBUSTER outlets in Puerto Rico.

         Fiscal 1997 net sales decreased by $125.3 million, or 10.9% from $1,145.4 million in the prior year to $1,020.1 million. A primary factor in the overall sales reduction was the closing of the Florida retail operations, which had sales of $6.7 million and $159.7 million in fiscal 1997 and fiscal 1996, respectively. Net sales from the Continuing Business increased by $27.7 million or 2.8% in fiscal 1997 over fiscal 1996. Of this increase, 83% was attributable to supermarket sales and 17% was attributable to BLOCKBUSTER operations. In fiscal 1997, same store sales, or sales for stores open in comparable 52-week periods for the Continuing Business, decreased by $13.3 million or 1.4%, as compared to a same store sales decline for the Continuing Business of $22.9 million or 2.4% in fiscal 1996. This decline reflected a same store sales decrease for the year of $21.6 million or 2.6% in the Company's Puerto Rico supermarket operations (which represent approximately 87.5% of the Company's total sales) as competition continued to adversely affect the operating division's sales performance. However, the Company's Puerto Rico supermarket operations experienced an increase in same store sales of $6.9 million or 3.4% in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. U.S. Virgin Islands supermarket operations experienced a same store sales increase for fiscal 1997 of $5.3 million or 7.0%. BLOCKBUSTER operations experienced a same store sales increase for fiscal 1997 of $3.0 million or 10.5%.

         Gross profit margin in fiscal 1997, as a percentage of sales, was 25.5% or 0.4% below the 25.9% in the prior year. Gross margin for the Continuing Business decreased 0.7% from 26.3% in fiscal 1996 to 25.6% in fiscal 1997. The primary factor in this decline was the 4.7% decline in the meat department gross margin from the prior year in the Puerto Rico supermarkets. The decline in meat margins was principally the result of a reduction in shrinkage in the meat department. The decrease in gross margin was partially offset by improved margins in the BLOCKBUSTER operations.

         Selling, general and administrative expenses decreased from the prior year amount of $240.2 million to $213.5 million, or 11.1%, primarily as a result of the closing of the Florida operations. Selling, general and administrative expenses, as a percentage of sales, was 20.9% in fiscal 1997, which was comparable to that of fiscal 1996. Selling, general and administrative expenses from the Continuing Business increased from $201.4 million to $208.9 million, or as a percentage of sales, increased $0.2% from 20.4% in fiscal 1996 to 20.6% in fiscal 1997. Major factors contributing to the increase were (a) a $2.9 million charge for the closing of two supermarkets in Puerto Rico, (b) a $2.7 million increase in advertising expenditures for the Continuing Business, (c) $1.9 million in consulting fees arising from an ongoing project to improve supermarket operations in Puerto Rico and (d) $1.1 million in severance costs recorded in connection with the elimination of 440 store employees in Puerto Rico.

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

         Interest expense, net of interest and investment income, of $30.1 million decreased by $3.2 million, or 9.5%, as compared to fiscal 1996. This decrease is primarily due to a reduction in interest on capital lease obligations resulting from the Florida closing combined with lower interest rates and principal amortization on the term loans under the Old Bank Credit Agreement, dated as of July 21, 1993 (the "Old Bank Credit Agreement"), partially offset by increased short-term borrowing during fiscal 1997.

         In fiscal 1996, the Company recorded a charge of $25.8 million due to the loss from the closing of the Florida operations. In addition, the Company recorded $4.2 million in charges in fiscal 1997 to write down assets from the Florida operations in order to reflect a revised estimate of the fair value of the remaining properties held for sale.

         In fiscal 1996, the assets relating to the Florida retail operations were written down to their estimated net realizable value of $26.0 million. During fiscal 1997, as part of the Florida closing, the Company sold two supermarkets and certain store equipment for $11.8 million. In addition, the Company recorded $4.2 million in charges to write down assets relating to Florida operations in order to reflect a revised estimate of the fair value of the remaining properties held for sale. Furthermore, the Company decided to sell two owned real estate parcels in Puerto Rico with a book value of $3.8 million. Management estimates that the fair value of these assets exceeds their book value.

         The decrease in the income tax benefit of $9.1 million was primarily the result of the tax effects of the $25.8 million charge for the Florida disposal that was recorded in fiscal 1996.

         Results for fiscal 1997 was a net loss of $19.6 million, as compared to a net loss of $29.8 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

         On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85.0 million principal amount of 9 1/2% Senior Notes Due 2003 (the "Notes"). The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $15.4 million, as of January 31, 1998, the Company had borrowing availability on a revolving basis of $49.6 million under the New Bank Credit Agreement. At the date of this filing, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         Net cash provided by operating activities was $36.8 million, $14.8 million, and $24.1 million in fiscal 1998, fiscal 1997, and fiscal 1996, respectively. The primary reasons for the $22.0 million improvement in net cash provided by operating activities in fiscal 1998 compared to fiscal 1997 were a $16.9 million increase in earnings before interest, taxes, depreciation and amortization from the Continuing Business and a $8.2 million decrease in net cash outlays related to the closure of Florida operations. The decrease in cash provided by operating activities in fiscal 1997 compared to fiscal 1996 is attributable to the disposal of the Florida operations.

         Net cash provided by, (used in), investing activities was $0.2 million, ($1.4) million, and ($21.8) million in fiscal years 1998, 1997, and 1996, respectively. The $20.4 million reduction in cash used in investing activities between fiscal 1997 and 1996 pertains primarily to $11.8 million received in fiscal 1997 for the sale of two supermarkets and certain store equipment in Florida as part of the Florida closing, coupled with a net $7.4 million reduction in expenditures from the capital program. The Company received $10.0 million for its interest in two real estate properties from its closed Florida operations during fiscal 1998 compared to $11.8 million received from the sale of two Florida supermarkets and certain equipment during fiscal 1997. Total capital expenditures, net of proceeds from disposals, were $9.9 million, $14.4 million, and $21.8 million during fiscal years 1998, 1997, and 1996, respectively.

         Net cash used in financing activities was $20.3 million, $8.3 million, and $10.9 million in fiscal years 1998, 1997, and 1996, respectively. On April 29, 1997, the Company entered into a Refinancing Plan (as described above) which provided net proceeds of $73.9 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party. In addition, the Company, in December of 1997, paid $7.5 million of indebtedness payable to a Puerto Rico governmental agency.

         Working capital during fiscal 1998 increased $32.7 million from a deficit of $56.2 million at the end of fiscal 1997 to a deficit of $23.5 million at the end of fiscal 1998. An increase in cash and cash equivalents and the repayment of certain obligations associated with the Refinancing Plan (described above) contributed to the increase in working capital.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of January 31, 1998. Management anticipates that the principal payments will be financed by operations.

         The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $6.5 million as of January 31, 1998 and is anticipated to be funded with cash provided by operating activities.

         Capital expenditures for fiscal 1999 are expected to be approximately $21.0 million. This capital program, which is subject to continuing change and review, includes the opening of one supermarket in Puerto Rico, two new BLOCKBUSTER stores, the remodeling of certain existing locations and the purchase of video tapes and games for rental by BLOCKBUSTER.

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

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the captions "Business", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which will continue with the Refinancing Plan (including limiting effects on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's ability to continue to attract, retain and integrate into its management structure qualified senior managers, the Company's limited geographic markets, competitive conditions in the markets in which the Company operates and buying patterns of consumers.

ITEM 8.  FINANCIAL STATEMENTS

         Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report. Specific consolidated financial statements can be found at the pages listed in the following index:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
Independent Auditors' Report ....................................................      F-1

Consolidated Balance Sheets as of January 31, 1998
   and January 25, 1997 .........................................................      F-2

Fiscal years ended January 31, 1998, January 25, 1997, and January 27, 1996:

         Consolidated Statements of Operations ..................................      F-4

         Consolidated Statements of Cash Flows ..................................      F-5

         Consolidated Statements of Stockholder's Equity ........................      F-6

         Notes to Consolidated Financial Statements .............................      F-7




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's accountants on accounting and financial disclosure during the applicable periods.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list, as of the date of this filing, of the names of the directors and executive officers of the Company, their respective ages and their respective positions with the Company. The terms of the directors and executive officers of the Company expire annually upon the holding of the annual meeting of stockholders.

DIRECTORS
---------

NAME                                         AGE     POSITION
----                                         ---     --------
Gustavo A. Cisneros..........................52      Chairman of the Board; Member of the Executive Committee


William T. Keon, III.........................51      Director; President and Chief Executive Officer; Chairman of the
                                                       Executive Committee; Chairman of the Audit and Risk Committee; Member
                                                       of the Compensation and Benefits Committee

David L. Aston...............................51      Director; Executive Vice President; President of Retail Food Division

Steven I. Bandel.............................44      Director; Member of the Executive Committee; Chairman of the
                                                       Compensation and Benefits Committee

Alejandro Rivera.............................55      Director; Member of the Audit and Risk Committee; Member of the
                                                       Compensation and Benefits Committee

Cristina Pieretti............................46      Director



EXECUTIVE OFFICERS
------------------

William T. Keon, III.........................51      President and Chief Executive Officer

David L. Aston...............................51      Executive Vice President; President of Retail Food Division

Daniel J. O'Leary............................51      Executive Vice President and Chief Financial Officer

Filiberto Berrios............................52      Senior Vice President; President of Blockbuster Division

Fernando J. Bonilla..........................37      Vice President, General Counsel and Secretary

Alicia Echevarria............................45      Vice President of Human Resources



         Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been a direct or indirect beneficial owner of interests in and a director of certain companies that own or are engaged in a number of diverse commercial enterprises in Venezuela, the United States, Brazil, Chile and Mexico (the "Cisneros Group"), including the Company. He is a member of the board of directors of Univision Communications, Inc., Evenflo & Spalding Holdings Corporation and RSL Communications, Inc.

         William T. Keon, III has been a Director of the Company since October 1995. He assumed the position of President and Chief Executive Officer and was appointed Chairman of the Executive Committee and Audit and Risk Committee also in

October 1995. He is also a member of the Compensation and Benefits Committee. Since January 1983, Mr. Keon has served in senior managerial roles in the Cisneros Group.

         David L. Aston joined the Company in March 1997 as a Director, Executive Vice President and President of the Retail Food Division. In January 1998, Mr. Aston assumed responsibility for all retail food operations. From June 1993 until the time he joined the Company, Mr. Aston served as president of Waldbaums and Superfresh Foods, units of the A&P Company, a supermarket chain in the New York area. Prior to June 1993, he served as Vice President of Merchandising and Operations for the Kroger Company.

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

         Cristina Pieretti was appointed a Director in March 1997. During most of the last seven years, she has been actively involved in operations of companies in the Cisneros Group in areas related to consumer goods, retailing and telecommunications, other than a period from March 1995 to February 1997 during which she acted as a partner in a consulting firm.

         Daniel J. O'Leary joined the Company in June 1997 as Executive Vice President and Chief Financial Officer. From December 1992 until the time he joined the Company, Mr. O'Leary served as Senior Vice President of Finance and Chief Financial Officer of Phar-Mor, Inc., a deep discount drugstore chain. Prior to that time, he served as a Director and, at various times, President and Chief Operating Officer, Executive Vice President, Vice President of Finance and Chief Financial Officer at Fay's, Inc., a multi-concept retailer with drugstores and auto parts stores. From 1969 to 1987, Mr. O'Leary was a member of the accounting firm of Touche, Ross & Co. (now known as Deloitte & Touche LLP).

         Filiberto Berrios has held a variety of positions with the Company since 1965, most recently as Vice President and General Manager of the BLOCKBUSTER Division. In March 1997, he was promoted to Senior Vice President and President of the BLOCKBUSTER Division.

         Fernando J. Bonilla joined the Company in September 1997 as Vice President, General Counsel and Secretary. Before joining the Company, Mr. Bonilla served as General Counsel and Secretary to the Board of Directors of the Puerto Rico Maritime Shipping Authority and a junior partner of Fiddler Gonzalez and Rodriguez.

         Alicia Echevarria joined the Company in April 1996 as Vice President of Human Resources for the Puerto Rico Division. In March 1997 she became Assistant Secretary to the Company. Prior to joining the Company, she was Director of Human Resources for R.J. Reynolds Tobacco Company (Inc.) in Puerto Rico, where she was employed for 15 years.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or distributed by the Company through January 31, 1998 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the four executive officers of the Company serving at January 31, 1998 and the one executive officer terminating during fiscal 1998 (who would have been reportable except for his termination from the Company) for their services in all capacities to the Company.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                        ------------------------------------------------------------------
                                                                                               OTHER
                NAME                                                                            ANNUAL           ALL OTHER
                AND                                                                            COMPEN-            COMPEN-
             PRINCIPAL                    FISCAL          SALARY             BONUS             SATION             SATION
             POSITION                      YEAR             ($)               ($)                ($)                ($)
 ----------------------------------     -----------    --------------    --------------     --------------    --------------
 William T. Keon, III,                     1998              340,015           328,288         21,647 (2)        20,049 (1)
    President and Chief Executive          1997              107,778            94,100             --             6,056 (1)
    Officer                                1996              125,000                --             --                --


 Lawrence Elias,                           1998              145,750             8,376         15,508 (6)         6,709 (1)
    Senior Vice President,                 1997              143,000             7,338          7,800 (5)         5,474 (1)
    Management Information                 1996              135,500             5,477         14,448 (6)         5,298 (1)
    Systems (Resigned 9/26/97)

 David L. Aston                            1998              243,270            97,308          8,636 (3)         7,996 (1)
    Executive Vice President;
    President, Puerto Rico
    Division (Started 3/17/97)

 Daniel J. O'Leary                         1998              138,462            55,758          5,320 (4)         2,322 (1)
    Executive Vice President;
    Chief Financial Officer
     (Started 6/23/97)

 Alicia Echevarria                         1998              132,500            29,450          8,670 (7)            --
  Vice President of Human                  1997               96,154            19,230          6,000 (7)            --
   Resources (Started 4/22/96)

 Filiberto Berrios                         1998              132,500            19,700          7,905 (8)            --
  Senior Vice President;                   1997              115,000            31,900          8,022 (8)            --
   President of Blockbuster                1996              105,000            32,068          8,564 (8)            --
   Division



--------

(1) Amount represents the Company matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $10,022 and an automobile allowance in the amount of $11,625.

(3) Includes costs related to the reimbursement of executive medical expense of $4,636 and an automobile allowance in the amount of $4,000.

(4) Includes costs related to the reimbursement of executive medical expense of $1,570 and an automobile allowance in the amount of $3,750.

(5)      Amount relates to automobile allowance.

(6) Includes costs related to the reimbursement of executive medical expenses of $7,558 and $7,870 in fiscal 1998 and 1996, respectively. Also includes automobile allowances in the amounts of $7,950 and $4,758 in fiscal 1998 and fiscal 1996, respectively.

(7) Includes costs related to the reimbursement of medical expenses of $720 in fiscal 1998. Also includes automobile allowances in the amounts of $7,950 and $6,000 in fiscal 1998 and fiscal 1997, respectively.

(8) Includes costs related to the reimbursement of medical expenses of $1,280, $1,522, and $2,064 in fiscal 1998, 1997, and 1996, respectively. Also includes automobile allowances in the amount of $6,625 in fiscal 1998 and $6,500 for fiscal 1997 and 1996.

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

 TABLE 1.          RETIREMENT PLAN

                                                                 Years of Service
                       ----------------------------------------------------------------------------------------------------
   Remuneration               5             10            15            20             25            30            35
                       ----------------------------------------------------------------------------------------------------
   125,000 . . . . .       6,250         12,500         18,750        25,000         31,250        37,500        43,750
   150,000 . . . . .       7,500         15,000         22,500        30,000         37,500        45,000        52,500
   175,000 . . . . .       8,000         16,000         24,000        32,000         40,000        48,000        56,000



 TABLE 2.         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                                                      Years of Service
                             -------------------------------------------------------------------------------------------
    Remuneration                   5           10          15             20           25            30             35
                             -------------------------------------------------------------------------------------------

    125,000 . . . . . .            --         9,069       21,569        34,069       27,819        21,569        15,319
    150,000 . . . . . .            --        14,069       29,069        44,069       36,569        29,069        21,569
    175,000 . . . . . .         2,319        20,569       38,819        57,069       49,069        41,069        33,069
    200,000 . . . . . .         6,069        28,069       50,069        72,069       64,069        56,069        48,069
    225,000 . . . . . .         9,819        35,569       61,319        87,069       79,069        71,069        63,069
    250,000 . . . . . .        13,569        43,069       72,569       102,069       94,069        86,069        78,069
    275,000 . . . . . .        17,319        50,569       83,819       117,069      109,069       101,069        93,069
    300,000 . . . . . .        21,069        58,069       95,069       132,069      124,069       116,069       108,069
    325,000 . . . . . .        24,819        65,569      106,319       147,069      139,069       131,069       123,069
    350,000 . . . . . .        28,569        73,069      117,569       162,069      154,069       146,069       138,069
    375,000 . . . . . .        32,319        80,569      128,819       177,069      169,069       161,069       153,069
    400,000 . . . . . .        36,069        88,069      140,069       192,069      184,069       176,069       168,069
    425,000 . . . . . .        39,819        95,569      151,319       207,069      199,069       191,069       183,069
    450,000 . . . . . .        43,569       103,069      162,569       222,069      214,069       206,069       198,069
    475,000 . . . . . .        47,319       110,569      173,819       237,069      229,069       221,069       213,069
    500,000 . . . . . .        51,069       118,069      185,069       252,069      244,069       236,069       228,069



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

         The estimated years of credited service and age, respectively, for purposes of calculating benefits through January 31, 1998 for Mr. Keon is four and 51, respectively, for Mr. Aston is one and 51, respectively, for Mr. O'Leary is one and 51, respectively, and for Ms. Echevarria is two and 45, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company or associated with companies in the Cisneros Group are paid a fee of $18,000 per year for serving on the Board of Directors, $1,250 for each board meeting attended and $1,250 for each committee meeting attended with a limit of one committee meeting paid per day. Directors are also reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. During fiscal year 1998, the Company had no outside directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Keon, Bandel, and Rivera served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the fiscal year ended January 31, 1998. Mr. Keon also served as an officer of the Company during the fiscal year ended January 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)       Security Ownership of Certain Beneficial Owners

         As discussed in Part II, Item 5 - Market for the Registrant's Common Equity and Related Shareholder Matters, the Company is a wholly-owned subsidiary of Holdings.

         The following table sets forth certain information regarding the beneficial ownership of more than 5% of the common stock of Holdings as of the date of this filing. By virtue of its ownership of the Holdings common stock, the following entity may be deemed to own a corresponding percentage of the Company's common stock.

                                                                           Shares
                                                                     Beneficially Owned
                                                      ---------------------------------------------
        Name and Address                                    Number                   Percent
 --------------------------------------------         -------------------       -------------------
        Bothwell Corporation
        c/o Finser Corporation
             550 Biltmore Way, 9th Floor
             Coral Gables, FL 33134                           996                      99.6



         The shares of Holdings described above are beneficially owned by the Principal Shareholders by virtue of their indirect ownership of the entity listed above. The principal business address of the Principal Shareholders is Paseo Enrique Eraso, Centro Commercial Paseo Las Mercedes, Caracas, Venezuela.

(b)      Security Ownership of Management

         As of the date of this filing, the directors and executive officers of the Company have no beneficial ownership of Holdings.

(c)      Changes in Control

         The borrowings outstanding under the New Bank Credit Agreement are collateralized by a pledge of the assets of the Company's subsidiaries, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 18, 1996, Holdings contributed additional capital of $5.0 million to the Company which, under the terms of the Old Bank Credit Agreement, as amended in April 1996, was used to reduce the Company's term loans under the Old Bank Credit Agreement. In addition, Holdings provided $10.0 million in additional funds to the Company on October 18, 1996 in return for a non-interest-bearing redeemable note payable to a related party (the "Holdings Note"). Proceeds from the Holdings Note were used to reduce the Company's term loans under the Old Bank Credit Agreement in accordance with terms set forth in the Old Bank Credit Agreement, as amended. The Holdings Note was satisfied in fiscal 1998 by the Company's transfer of its interest in two real estate properties from its closed Florida operations to Holdings.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) Documents filed as part of this report:

              (1)  Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Located in Item 8 hereto)

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of January 31, 1998 and January 25, 1997

                  Fiscal years ended January 31, 1998, January 25, 1997, and January 27, 1996

                           Consolidated Statements of Operations
                           Consolidated Statements of Cash Flows
                           Consolidated Statements of Stockholder's Equity

                  Notes to Consolidated Financial Statements

                                                                                               LOCATION IN
                                                                                                THIS REPORT
                                                                                                -----------
               (2) Consolidated Financial Statement Schedules:

                Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .         S-1

                Schedule I - Condensed Financial Information . . . . . . . . . . . . . . . .   S-2 through S-4

                Schedule II - Valuation
                       and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . .         S-5

               (3) Exhibits


                                INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
    EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                               NUMBERED PAGE
 -------------------             -------------------------------------------              -------------------------
        3.1                      RESTATED CERTIFICATE OF INCORPORATION OF
                                 THE COMPANY (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 3.1 TO THE COMPANY'S REGISTRATION
                                 STATEMENT NO. 33-63372 ON FORM S-1)

        3.2                      AMENDED AND RESTATED BY-LAWS OF THE
                                 COMPANY (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 3.2 TO THE COMPANY'S REGISTRATION
                                 STATEMENT NO. 33-63372 ON FORM S-1)

        4.1                      SPECIMEN NOTE FOR COMPANY'S 9 1/2% SENIOR
                                 NOTES DUE 2003 (INCLUDED IN EXHIBIT 4.2)*

        4.2                      INDENTURE DATED AS OF JULY 28, 1993
                                 BETWEEN THE COMPANY AND UNITED STATES
                                 TRUST COMPANY OF NEW YORK, AS TRUSTEE*

        4.3                      SPECIMEN NOTE FOR THE COMPANY'S 91/2%
                                 SERIES C SENIOR NOTES DUE 2003 (INCLUDED
                                 IN EXHIBIT 4.4)

        4.4                      INDENTURE, DATED AS OF APRIL 24, 1997,
                                 BETWEEEN THE COMPANY AND UNITED STATES
                                 TRUST COMPANY OF NEW YORK, AS TRUSTEE
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 4.2
                                 TO THE COMPANY'S REGISTRATION STATEMENT
                                 NO. 333-27523 ON FORM S-3)

        4.5                      REGISTRATION RIGHTS AGREEMENT, DATED AS
                                 OF APRIL 29, 1997, BETWEEN THE COMPANY
                                 AND NATIONSBANC CAPITAL MARKETS, INC. AND
                                 SCOTIA CAPITAL MARKETS (USA) INC.
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 4.3
                                 TO THE COMPANY'S REGISTRATION STATEMENT
                                 NO. 333-27523 ON FORM S-3)


        10.1                     CREDIT AGREEMENT AMONG THE COMPANY,
                                 PUEBLO MERGER CORPORATION, PUEBLO
                                 INTERNATIONAL, INC., XTRA SUPER FOOD
                                 CENTERS, INC., VARIOUS LENDING
                                 INSTITUTIONS, THE CHASE MANHATTAN BANK,
                                 N.A. AND SCOTIABANK DE PUERTO RICO, AS
                                 CO-MANAGING AGENTS AND SCOTIABANK DE
                                 PUERTO RICO, AS ADMINISTRATIVE AGENT (THE
                                 "OLD BANK CREDIT AGREEMENT")*

        10.2                     FIRST AMENDMENT, DATED AS OF AUGUST 2,
                                 1993, OF THE OLD BANK CREDIT AGREEMENT*

        10.3                     SECOND AMENDMENT, DATED AS OF DECEMBER
                                 15, 1993, TO THE OLD BANK CREDIT
                                 AGREEMENT (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY
                                 REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 NOVEMBER 6, 1993)

        10.4                     THIRD AMENDMENT, DATED AS OF JANUARY 31,
                                 1994 (EFFECTIVE AS OF NOVEMBER 5, 1993),
                                 TO THE OLD BANK CREDIT AGREEMENT*

        10.11                    MEMBERSHIP CORRESPONDENCE CONCERNING
                                 TOPCO ASSOCIATES, INC. (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 10.3 TO COMPANY'S
                                 REGISTRATION STATEMENT NO. 33-63372 ON
                                 FORM S-1)

        10.12                    MORTGAGE NOTES DATED JUNE 6, AND 10, 1986
                                 DUE FISCAL 1997 (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 10.4 TO THE
                                 COMPANY'S REGISTRATION STATEMENT NO.
                                 33-63372 ON FORM S-1)



       10.13                     AGREEMENT BETWEEN THE CHASE MANHATTAN
                                 BANK (NATIONAL ASSOCIATION)(THE "BANK"),
                                 PUERTO RICO INDUSTRIAL, MEDICAL AND
                                 ENVIRONMENTAL POLLUTION CONTROL
                                 FACILITIES FINANCING AUTHORITY (THE
                                 "AUTHORITY") AND THE COMPANY; TRUST
                                 AGREEMENT BETWEEN THE AUTHORITY AND BANCO
                                 POPULAR DE PUERTO RICO, AS TRUSTEE;
                                 GUARANTEE AND CONTINGENT PURCHASE
                                 AGREEMENT BETWEEN THE REGISTRANT AND THE
                                 BANK; LOAN AGREEMENT BETWEEN THE
                                 AUTHORITY AND THE REGISTRANT; TENDER
                                 AGENT AGREEMENT AMONG THE AUTHORITY;
                                 BANCO POPULAR DE PUERTO RICO AS TRUSTEE;
                                 REMARKETING AGREEMENT BETWEEN CHASE
                                 MANHATTAN CAPITAL MARKETS CORPORATION AND
                                 THE REGISTRANT; EACH DATED OCTOBER 1,
                                 1985, RELATING TO A $5,000,000 FINANCING
                                 IN OCTOBER 1985 (SUBSTANTIALLY IDENTICAL
                                 DOCUMENTS WERE EXECUTED FOR AN ADDITIONAL
                                 $5,000,000 FINANCING IN NOVEMBER 1985 AND
                                 $7,500,000 IN DECEMBER 1985)
                                 (INCORPORATED BY REFERENCE HEREIN AS
                                 FILED WITH PUEBLO'S REGISTRATION
                                 STATEMENT NO. 1-6376 ON FORM S-2 DATED
                                 JANUARY 23, 1986)

       10.20                     EXECUTED FOURTH AMENDMENT, DATED AS OF
                                 APRIL 8, 1994, TO THE OLD BANK CREDIT
                                 AGREEMENT (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY
                                 REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 MAY 21, 1994)

       10.21                     EXECUTED FIFTH AMENDMENT, DATED AS OF
                                 AUGUST 11, 1995, TO THE OLD BANK CREDIT
                                 AGREEMENT (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY
                                 REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 NOVEMBER 4, 1995)

       10.22                     EXECUTED SIXTH AMENDMENT, DATED AS OF
                                 NOVEMBER 3, 1995, TO THE OLD BANK CREDIT
                                 AGREEMENT (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 10.2 TO THE COMPANY'S QUARTERLY
                                 REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 NOVEMBER 4, 1995)


       10.23                     EMPLOYMENT AGREEMENT, DATED FEBRUARY 28,
                                 1996, BETWEEN PUEBLO INTERNATIONAL, INC.
                                 AND EDWIN PEREZ***

       10.24                     AGREEMENT, DATED MARCH 1, 1996, BETWEEN
                                 PUEBLO INTERNATIONAL, INC. AND HECTOR G.
                                 QUINONES***

       10.25                     EXECUTED SEVENTH AMENDMENT, DATED AS OF
                                 JANUARY 26, 1996, TO THE OLD BANK CREDIT
                                 AGREEMENT***

       10.29                     RECEIPT AND AGREEMENT BY PXC&M HOLDINGS,
                                 INC. FROM BOTHWELL CORPORATION DATED
                                 OCTOBER 18, 1996 (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 10.1 TO THE
                                 COMPANY'S QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE QUARTER ENDED NOVEMBER 2, 1996)

       10.30                     RECEIPT AND AGREEMENT BY PUEBLO XTRA
                                 INTERNATIONAL, INC. FROM PXC&M HOLDINGS,
                                 INC. DATED OCTOBER 18, 1996 (INCORPORATED
                                 BY REFERENCE TO EXHIBIT 10.2 TO THE
                                 COMPANY'S QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE QUARTER ENDED NOVEMBER 2, 1996)

       10.31                     CONSENT EXECUTED BY SCOTIABANK DE PUERTO
                                 RICO, AS ADMINISTRATIVE AGENT, DATED
                                 OCTOBER 18, 1996 (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 10.3 TO THE
                                 COMPANY'S QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE QUARTER ENDED NOVEMBER 2, 1996)

       10.32                     EIGHTH AMENDMENT, DATED AS OF NOVEMBER 1,
                                 1996, TO THE OLD CREDIT AGREEMENT AMONG
                                 PUEBLO XTRA INTERNATIONAL, INC., PUEBLO
                                 INTERNATIONAL, INC., XTRA SUPER FOOD
                                 CENTERS, INC., VARIOUS LENDING
                                 INSTITUTIONS, THE CHASE MANHATTAN BANK,
                                 N.A. AND SCOTIABANK DE PUERTO RICO, AS
                                 ADMINISTRATIVE AGENT (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 10.4 TO THE
                                 COMPANY'S QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE QUARTER ENDED NOVEMBER 2, 1996)


       10.33                     NINTH AMENDMENT, DATED AS OF JANUARY 25,
                                 1997, TO THE OLD CREDIT AGREEMENT AMONG
                                 PUEBLO XTRA INTERNATIONAL, INC., PUEBLO
                                 INTERNATIONAL, INC., XTRA SUPER FOOD
                                 CENTERS, INC., VARIOUS LENDING
                                 INSTITUTIONS, THE CHASE MANHATTAN BANK,
                                 N.A. AND SCOTIABANK DE PUERTO RICO, AS
                                 ADMINISTRATIVE AGENT****


       10.34                     EMPLOYMENT AGREEMENT, DATED MARCH 20, 1997,
                                 BETWEEN PUEBLO INTERNATIONAL, INC. AND
                                 DAVID L. ASTON*****

       21.1                      SUBSIDIARIES OF THE COMPANY****

       21.2                      AMENDED AND RESTATED CREDIT AGREEMENT,
                                 DATED AS OF APRIL 29, 1997, OF THE OLD
                                 BANK CREDIT AGREEMENT (THE "NEW BANK
                                 CREDIT AGREEMENT")*****


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

***** Filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 31, 1998.

         (B)   Reports on Form 8-K

                  None

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         No annual report to security holders covering the Company's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has, as of the date hereof, been sent to security holders by the Company. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form 10-K, the Company will furnish copies of such material to the Commission when it is sent to the security holders.

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

                                         PUEBLO XTRA INTERNATIONAL, INC.
                                                  (Registrant)

                                         By: /s/ Daniel J. O'Leary
                                            ----------------------------------
                                            Daniel J. O'Leary
                                            Executive Vice President and
                                            Chief Financial Officer

Dated

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

 SIGNATURE                          TITLE                                              DATE
 ---------                          -----                                              ----



/s/ Gustavo A. Cisneros             Chairman of the Board
------------------------------
 Gustavo A. Cisneros



/s/ William T. Keon, III            Director; President; and Chief Executive
------------------------------      Officer
 William T. Keon, III



/s/ Daniel J. O'Leary               Executive Vice President and Chief
------------------------------      Financial Officer
 Daniel J. O'Leary



/s/ Margo Lerner                    Controller
------------------------------
 Margo Lerner



/s/ David L. Aston                  Director
------------------------------
 David L. Aston



/s/ Steven I. Bandel                Director
------------------------------
 Steven I. Bandel



/s/ Alejandro Rivera                Director
------------------------------
 Alejandro Rivera



/s/ Cristina Pieretti               Director
------------------------------
 Cristina Pieretti



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
   Pueblo Xtra International, Inc.
San Juan, Puerto Rico
Pompano Beach, Florida

         We have audited the accompanying consolidated balance sheets of Pueblo Xtra International, Inc. and subsidiaries (the "Company") as of January 31, 1998 and January 25, 1997, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pueblo Xtra International, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Certified Public Accountants


Miami, Florida
March 6, 1998

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


                                                                  January 31,  January 25,
                                                                    1998          1997
                                                                  -----------  -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $ 28,770      $ 12,148
     Marketable securities (market value of $89
             at January 25, 1997)                                       --            89
     Accounts receivable                                             2,845         4,443
     Inventories                                                    55,945        59,503
     Assets held for sale                                            4,711        13,804
     Prepaid expenses                                               10,461        10,428
     Deferred income taxes                                           6,993         3,316
                                                                  --------      --------

     TOTAL CURRENT ASSETS                                          109,725       103,731
                                                                  --------      --------

PROPERTY AND EQUIPMENT
     Land and improvements                                          16,143        18,278
     Buildings and improvements                                     63,936        62,388
     Furniture, fixtures and equipment                             102,799        98,138
     Leasehold improvements                                         36,214        35,408
     Construction in progress                                        5,191         4,253
                                                                  --------      --------

                                                                   224,283       218,465
     Less accumulated depreciation and amortization                 97,419        77,289
                                                                  --------      --------
                                                                   126,864       141,176
     Property under capital leases, net                              8,980         9,739
                                                                  --------      --------

     TOTAL PROPERTY AND EQUIPMENT                                  135,844       150,915

GOODWILL, net of accumulated amortization of $23,082 at
     January 31, 1998 and $18,050 at January 25, 1997              178,636       183,668
DEFERRED INCOME TAXES                                               11,145        12,824
TRADENAMES                                                          30,704        31,570
DEFERRED CHARGES AND OTHER ASSETS                                   36,122        39,933
                                                                  --------      --------

     TOTAL ASSETS                                                 $502,176      $522,641
                                                                  ========      ========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)



                                                                   January 31,   January 25,
                                                                     1998            1997
                                                                   -----------   -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $  69,340       $  74,951
     Accrued expenses                                                 51,584          36,054
     Salaries, wages and benefits payable                             11,701          11,563
     Short-term borrowing                                                 --           7,000
     Notes payable to a related party                                     --          10,000
     Income taxes payable                                                 --             110
     Current installments of long-term debt                               --          18,250
     Current obligations under capital leases                            635             617
     Deferred income taxes                                                --           1,403
                                                                   ---------       ---------

     TOTAL CURRENT LIABILITIES                                       133,260         159,948


LONG-TERM DEBT, net of current portion                                10,000          71,227
NOTES PAYABLE                                                        257,428         180,000
CAPITAL LEASE  OBLIGATIONS, net of current portion                     7,513           8,110
RESERVE FOR SELF-INSURANCE CLAIMS                                     11,206          12,201
DEFERRED INCOME TAXES                                                 24,985          22,921
OTHER LIABILITIES AND DEFERRED CREDITS                                30,479          35,352
                                                                   ---------       ---------

     TOTAL LIABILITIES                                               474,871         489,759
                                                                   ---------       ---------

COMMITMENTS AND CONTINGENCIES                                             --              --

STOCKHOLDER'S EQUITY
     Common stock, $.10 par value; 200 shares authorized
         and issued                                                       --              --
     Additional paid-in capital                                       91,500          91,500
     Accumulated deficit                                             (64,195)        (58,618)
                                                                   ---------       ---------

     TOTAL STOCKHOLDER'S EQUITY                                       27,305          32,882
                                                                   ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $ 502,176       $ 522,641
                                                                   =========       =========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


                                                                            Fiscal
                                                        ----------------------------------------------
                                                           1998              1996              1997
                                                        -----------       -----------       -----------
Net sales                                               $   938,506       $ 1,020,056       $ 1,145,370
Cost of goods sold                                          667,043           760,329           848,490
                                                        -----------       -----------       -----------

     GROSS PROFIT                                           271,463           259,727           296,880

OPERATING EXPENSES
Selling, general and administrative expenses                204,185           213,485           240,219
Depreciation and amortization                                40,175            41,128            43,669
Division closure and corporate
       restructuring charges                                     --             4,160            28,012
                                                        -----------       -----------       -----------
     OPERATING PROFIT, (LOSS)                                27,103               954           (15,020)

Sundry, net                                                     (36)              122               (52)
                                                        -----------       -----------       -----------


     INCOME, (LOSS), BEFORE INTEREST,
         INCOME TAXES AND EXTRAORDINARY ITEM                 27,067             1,076           (15,072)

Interest expense on debt                                    (29,367)          (29,306)          (32,002)
Interest expense on capital lease obligations                (1,160)           (1,152)           (2,219)
Interest and investment income, net                             910               276               875
                                                        -----------       -----------       -----------


     LOSS BEFORE INCOME TAXES AND
        EXTRAORDINARY ITEM                                   (2,550)          (29,106)          (48,418)

Income tax (expense), benefit                                  (583)            9,535            18,615
                                                        -----------       -----------       -----------
     LOSS BEFORE EXTRAORDINARY ITEM                          (3,133)          (19,571)          (29,803)
                                                        -----------       -----------       -----------
Extraordinary Item:  Loss on early
     extinguishment of debt, net of deferred
     income taxes of $1,567                                  (2,444)               --                --
                                                        -----------       -----------       -----------

                 NET LOSS                               $    (5,577)      $   (19,571)      $   (29,803)
                                                        ===========       ===========       ===========







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



                                                                                                          Fiscal
                                                                                         ---------------------------------------
                                                                                           1998            1997          1996
                                                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $ (5,577)      $(19,571)      $(29,803)
   Adjustments to reconcile net loss to net cash provided
      by operating activities, net of effects of disposal of
      Florida retail operations:
         Extraordinary loss on early extinguishment of debt                                 2,444             --             --
         Division closure and corporate restructuring charges                                  --          4,160         27,740
         Depreciation and amortization of property and equipment                           23,855         25,528         29,818
         Amortization of intangible and other assets                                       16,321         15,600         14,181
         Deferred income taxes                                                                230         (9,259)       (17,550)
         (Gain) loss on disposal of property and equipment, net                              (273)         2,395          4,794
         Amortization of bond discount                                                        716             --             --
         (Increase) decrease in deferred charges, goodwill, and other assets               (1,543)         2,401          2,755
         (Decrease) increase in reserve for self-insurance claims                            (995)           896         (3,611)
         (Decrease) increase in other liabilities and deferred credits                       (500)           161         (3,540)
         Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable                                  1,598          2,621         (3,406)
                Increase in inventories                                                    (5,039)        (3,995)        (4,267)
                (Increase) decrease in prepaid expenses                                       (33)           278          1,212
                Increase in accounts payable and accrued expenses                          10,300          6,427          7,887
                Decrease in income taxes payable                                             (110)           (20)        (2,145)
                                                                                         --------       --------       --------
                                                                                           41,394         27,622         24,065
                Decrease attributable to disposal of Florida retail operations             (4,616)       (12,810)            --
                                                                                         --------       --------       --------

         Net cash provided by operating activities                                         36,778         14,812         24,065
                                                                                         --------       --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (10,938)       (14,455)       (20,769)
     Proceeds from disposal of property and equipment                                       1,036             59            502
     Proceeds from sales of marketable securities                                              89          1,415             --
     Proceeds from disposal of Florida retail operations                                   10,000         11,840             --
     Purchases of marketable securities                                                        --           (223)            --
     Purchase of leasehold interests                                                           --             --         (1,565)
                                                                                         --------       --------       --------

         Net cash provided by, (used in), investing activities                                187         (1,364)       (21,832)
                                                                                         --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payment from notes payable to a related party                              (10,000)            --             --
     Principal payments on long-term debt                                                 (68,727)       (29,214)        (9,614)
     Principal payments on short-term debt                                                (21,750)            --             --
     Principal payments on capital lease obligations                                         (579)        (1,084)        (1,301)
     Proceeds from long-term borrowing                                                     80,713             --             --
     Proceeds from notes payable to a related party                                            --         10,000             --
     Net increase in note payable to bank syndicate                                            --          7,000             --
     Proceeds from capital contribution                                                        --          5,000             --
                                                                                         --------       --------       --------

         Net cash used in financing activities                                            (20,343)        (8,298)       (10,915)
                                                                                         --------       --------       --------

Net increase, (decrease), in cash and cash equivalents                                     16,622          5,150         (8,682)

Cash and cash equivalents at beginning of year                                             12,148          6,998         15,680
                                                                                         --------       --------       --------

Cash and cash equivalents at end of year                                                 $ 28,770       $ 12,148       $  6,998
                                                                                         ========       ========       ========







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)





                                                    Additional                      Total
                                       Common        Paid-in       Accumulated   Stockholder's
                                       Stock         Capital         Deficit        Equity
                                      --------       --------       --------       --------

Balance at January 28, 1995                 --       $ 86,500       $ (9,244)      $ 77,256

     Net loss for the year                  --             --        (29,803)       (29,803)
                                      --------       --------       --------       --------
Balance at January 27, 1996                 --       $ 86,500       $(39,047)      $ 47,453

     Capital contribution                   --          5,000             --          5,000
     Net loss for the year                  --             --        (19,571)       (19,571)
                                      --------       --------       --------       --------
Balance at January 25, 1997                 --       $ 91,500       $(58,618)      $ 32,882

     Net loss for the year                                            (5,577)        (5,577)
                                      --------       --------       --------       --------
Balance at January 31, 1998                 --       $ 91,500       $(64,195)      $ 27,305
                                      ========       ========       ========       ========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (the "Company"). The Company operated retail supermarkets and video rental locations in Puerto Rico and the U.S. Virgin Islands during fiscal 1998. Intercompany accounts and transactions are eliminated in consolidation.

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday in January. Accordingly, fiscal year 1998 ended on January 31, 1998, fiscal 1997 ended on January 25, 1997, and fiscal 1996 ended on January 27, 1996. Fiscal 1998 comprised 53 weeks, all other noted fiscal years comprised 52 weeks.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SELF-INSURANCE

         The Company's general liability and certain of its workers compensation insurance programs are self-insured. The reserve for self-insurance claims is based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $250,000 per occurrence for general liability and certain workers compensation. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing the amounts expected to be paid in the next fiscal year, were $6.5 million and $6.7 million at January 31, 1998 and January 25, 1997, respectively, and are included in the consolidated balance sheets as accrued expenses.

PRE-OPENING EXPENSES

         Store pre-opening expenses are charged to operations in the month the stores are opened.

ADVERTISING EXPENSES

         Advertising expenses are charged to operations as they are incurred. During fiscal 1998, fiscal 1997, and fiscal 1996, advertising expenses were $9.3 million, $11.0 million, and $11.4 million, respectively.

POSTEMPLOYMENT BENEFITS

         The Company has a policy which provides severance benefits to its salaried employees. However, the Company cannot reasonably estimate postemployment benefits, including severance benefits, on an ongoing basis, these costs are charged to expense only when the probability of payment and the amount of such payment can be reasonably determined.

INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred tax assets and liabilities to be determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates currently in effect.

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

period.  Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and require that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has historically reported its information under one segment. This standard will require the Company to report financial information consistent with how the business is managed. The Company will adopt this standard in fiscal 1999.

RECLASSIFICATIONS

         Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

NOTE 2 -- DIVISION CLOSURE AND CORPORATE RESTRUCTURING CHARGES

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

         Included in the $25.8 million loss from the Florida Disposal recorded in fiscal 1996 were a reduction of related assets to their estimated realizable value, the recognition of net future lease obligations, postemployment benefits, including severance pay, under existing benefit arrangements, employee termination benefits for Florida operations and other closing costs.

         The Florida Disposal included the closing of all eight supermarkets (three of which are owned) and a warehouse and distribution center in Florida, whether by sale or abandonment, which was completed in the first quarter of fiscal 1997. In fiscal 1997, the Company sold one location and the lease rights to another location. The Company is currently negotiating the sale of certain other locations. In addition, the Company sold all related store equipment.

         During fiscal 1997, the Company recorded an additional $4.2 million in charges as a result of a revision in the estimated fair value of the remaining properties held for sale.

         The Florida operating division reported sales of $6.7 million and $159.7 million for fiscal 1997 and fiscal 1996, respectively. The total assets and liabilities of the Florida operating division as of January 31, 1998 were $0 and $19.0 million, respectively, and $10.0 million and $27.9 million, respectively, as of January 25, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

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

         The Transaction was financed with $71.5 million of equity, the issuance of $180.0 million in 10-year, 9 1/2% senior notes and $130.0 million borrowed by subsidiaries of the Company under the Old Credit Facility. See Note (5)--Debt for further details of the Existing Notes and the Old and New Credit Facility. Concurrent with the Transaction, previously existing bank debt of $19.3 million and senior subordinated notes of $48.6 million were satisfied.

         The Transaction has been accounted for as a purchase effective July 31, 1993. Accordingly, the costs of the Transaction were allocated to the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $210.2 million was recognized as goodwill and is being amortized over 40 years.

NOTE 4 -- INVENTORIES

         The cost of approximately 75% and 76% of total inventories at January 31, 1998 and January 25, 1997, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was $1.8 million and $2.0 million as of January 31, 1998 and January 25, 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 5 -- DEBT

         Total debt consists of the following (in thousands):

                                                   January 31,   January 25,
                                                      1998          1997
                                                   -----------   -----------
Note payable to a related party                     $     --      $ 10,000
Payable to a bank syndicate under term
   loan credit facilities                                 --        62,977
Payable to a bank syndicate under a
  revolving credit facility                               --        16,000
Senior notes due 2003, net of unamortized
   discount of $7,572                                257,428       180,000
Payable to a Puerto Rico governmental
  agency                                              10,000        17,500
                                                    --------      --------
                                                     267,428       286,477
Less current installments                                 --        35,250
                                                    --------      --------
                                                    $267,428      $251,227
                                                    ========      ========

         The transaction described in Note (3) -- Acquisitions was financed by the issuance of $180.0 million in Senior Notes (the "Notes") and a credit facility consisting of $115.0 million in term loans and a maximum of $60.0 million in revolving loans (the "Old Credit Facility") entered into by subsidiaries of the Company and a syndicate of banks led by The Chase Manhattan Bank ("National Association") and Scotiabank de Puerto Rico ("Bank Syndicate"). The Old Credit Facility matured on July 31, 2000.

         On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Notes, which were issued in 1993. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). The weighted average interest rate on the Old Credit Facility, which approximates that of short-term borrowings under the revolving facility, was 8.52% and 8.57% during fiscal 1998 and fiscal 1997, respectively. In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility (the "New Credit Facility") with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $15.4 million, as of January 31, 1998, the Company has borrowing availability on a revolving basis of $49.6 million under the New Bank Credit Agreement. This transaction resulted in an extraordinary charge of $2.4 million, net of deferred income taxes of $1.6 million, by reason of early extinguishment of debt. The Company pays a fee of
 .50% per annum on unused commitments under the $65.0 million revolving facility. Interest on the New Credit Facility fluctuates based on the availability of
Section 936 funds in Puerto Rico, Euroloan rates and the prime rate. As of January 31, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         In connection with the Refinancing Plan, on April 29, 1997, the Company satisfied $10.0 million of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.

         The New Credit Facility is collateralized by a pledge of the assets of the Company, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The Company is required, under the terms of the New Credit Facility, to meet certain financial covenants which include minimum consolidated net worth levels, interest and fixed charges

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- DEBT (CONTINUED)

coverage ratios and minimum EBITDA (as defined in the credit agreement). The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends.

         The Notes and Series C Senior Notes, which mature on August 1, 2003, are general unsecured obligations of the Company subordinate in right of payment to all existing and future liabilities (including, without limitation, obligations under the New Credit Facility) of its subsidiaries. The Notes and Series C Senior Notes may be called by the holders of the notes at 101% in the event of a change in control of the Company (as defined in the indenture). The Notes and Series C Senior Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. The Notes and Series C Senior Notes bear interest at 9.50% per annum which is payable semi-annually on February 1st and August 1st. Terms of the Notes and Series C Senior Notes include covenants which restrict the Company and its subsidiaries from engaging in certain activities and transactions.

         Outstanding borrowings with a governmental agency of the Commonwealth of Puerto Rico from the issuance of industrial revenue bonds are $10.0 million and $17.5 million for fiscal 1998 and 1997, respectively. The bonds, which bear interest at variable rates based on an index of tax-exempt borrowing, have a weighted average interest rate of 4.22% and 4.08% at January 31, 1998 and January 25, 1997, respectively. A principal payment of $7.5 million was made in fiscal 1998 and another principal payment in fiscal 2001 for $10 million is due, which correspond to the maturity dates of the bonds. Payment of the bonds is guaranteed by standby letters of credit totaling $10.2 million, issued under the $65.0 million revolving credit facility discussed above.

         Annual maturities of the Company's debt are as follows (in thousands):

                      Fiscal Year                            Amount
                  --------------------                  ---------------

                         1999                                $       0
                         2000                                        0
                         2001                                   10,000
                         2002                                        0
                         2003                                        0
                         2004 and thereafter                   257,428
                                                        --------------
                         Total                               $ 267,428
                                                        ==============

         Total interest paid on debt, was $14.1 million, $34.5 million, and $28.7 million for fiscal 1998, fiscal 1997, and fiscal 1996, respectively. Interest payable as of January 31, 1998 and January 25, 1997 was $12.6 million and $0.7 million, respectively.

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

         The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

         The major classes of property recorded under capital leases are as follows (in thousands):

                                            January 31,         January 25,
                                                1998                1997
                                            ------------        -----------
        Real estate                           $  12,295          $  12,295
        Machinery and equipment                      90                 90
                                            ------------        -----------
                                                 12,385             12,385
        Less accumulated amortization             3,405              2,646
                                            ------------        -----------
                                              $   8,980          $   9,739
                                            ============        ===========

         Amortization of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statement of operations.

         Minimum rentals under non-cancelable leases at January 31, 1998 are as follows (in thousands):

                                            Capital           Operating       Operating
                                             Leases            Leases          Leases
              Fiscal Year                 (As Lessee)        (As Lessee)     (As Lessor)
 ---------------------------------------  ------------      ------------     -----------
 1999                                     $     1,640        $   10,780        $   1,069
 2000                                           1,524            10,044              988
 2001                                           1,524             9,344              715
 2002                                           1,455             8,651              588
 2003                                           1,367             7,518              326
 2004 and thereafter                            8,371            69,631            1,137
                                          ------------      ------------     ------------
                                               15,881        $  115,968        $   4,823
                                                            ============     ============
 Less executory costs                             102
                                          ------------
    Net minimum lease payments                 15,779

 Less amount representing interest              7,631
                                          ------------
 Present value of net minimum lease
    payments under capital lease          $     8,148
                                          ============
 Total minimum sublease rentals to
    be received in the future             $       602        $    8,010
                                          ============      ===========



         Additionally, the Company is committed to future minimum payments under leases which it has entered into for a store not opened as of January 31, 1998 totaling $24.9 million over a 20- to 25-year period. Payment on these leases will commence with occupancy.

         Rent expense and the related contingent rentals under operating leases were $12.3 million and $0.4 million for fiscal 1998, respectively, $11.9 million and $0.6 million for fiscal 1997, respectively, and $12.6 million and $0.6 million for fiscal 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- LEASES AND LEASEHOLD INTERESTS (CONTINUED)

         Contingent rentals under capital leases, which are directly related to sales, were $0.3 million for fiscal 1998, fiscal 1997 and fiscal 1996. Interest paid on capital lease obligations was $1.2 million for fiscal 1998, $1.2 million for fiscal 1997, and $2.3 million for fiscal 1996.

         Sublease rental income for operating and capital leases was $2.6 million for fiscal 1998, $1.9 million for fiscal 1997, and $1.9 million for fiscal 1996.

NOTE 7 -- STOCKHOLDER'S EQUITY

         Authorized common stock of the Company consists of 200 shares of $.10 par value, all of which are issued and outstanding and held by Holdings as of January 31, 1998 and January 25, 1997.

         During April 1996, the Company received additional capital of $5.0 million from its parent company, Holdings, which it used to reduce the amounts outstanding under its term in the Old Credit Facility.

NOTE 8 -- INCOME TAXES

         As described in Note (1)--Significant Accounting Policies, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

         The components of income tax expense (benefit), excluding extraordinary items, are as follows (in thousands):

                                        Fiscal        Fiscal         Fiscal
                                         1998          1997           1996
                                      --------       --------       --------
Current
     Federal                          $    (40)      $   (383)      $ (1,735)
     State                                   1           (387)           486
     U.S. Possessions                      392            494            184
                                      --------       --------       --------
                                      $    353       $   (276)      $ (1,065)
                                      --------       --------       --------
Deferred
     Federal                          $  2,608       $   (312)      $ (8,498)
     State                                (124)         1,095         (1,033)
     U.S. Possessions                   (2,254)       (10,042)        (8,019)
                                      --------       --------       --------
                                           230         (9,259)       (17,550)
                                      --------       --------       --------
          Total income tax
          expense (benefit)           $    583       $ (9,535)      $(18,615)
                                      ========       ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 8 -- INCOME TAXES (CONTINUED)

         The significant components of the net deferred tax liabilities are as follows (in thousands):

                                                    January 31,    January 25,
                                                      1998           1997
                                                    --------       --------
Deferred tax assets:
   Reserve for self-insurance claims                $  7,699       $  8,128
   Employee benefit plans                              6,426          6,793
   Property and equipment                              3,578          7,144
   Reserve for closed stores                           2,312          4,017
   Accrued expenses and other liabilities
     and deferred credits                                 --          4,125
   Other operating loss and tax credit
     carryforwards                                    11,342         12,437
   All other                                           5,827          1,277
                                                    --------       --------
         Total deferred tax assets                  $ 37,184       $ 43,921
                                                    ========       ========

Deferred tax liabilities:
   Property and equipment                           $(17,195)      $(24,057)
   Tradenames                                        (12,273)       (12,619)
   Operating leases                                   (7,006)        (7,517)
   Inventories                                        (4,324)        (4,274)
   Other assets                                       (2,137)        (2,313)
   Accrued expenses and other liabilities
     and deferred credits                             (1,096)        (1,046)
                                                    --------       --------
         Total deferred tax liabilities             $(44,031)      $(51,826)
                                                    --------       --------
   Valuation allowance for deferred
      tax assets                                          --           (279)
                                                    --------       --------
         Net deferred tax liabilities               $ (6,847)      $ (8,184)
                                                    ========       ========

         SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

         The prior year valuation allowance was reduced by $279,000 as a result of the anticipated release of investment tax credit carryforwards by Xtra Super Food Centers, Inc. and the utilization of net operating loss carryforwards to offset projected taxable income of Pueblo Xtra International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 8 -- INCOME TAXES (CONTINUED)

         A reconciliation of the difference between actual income tax, expense (benefit), and income taxes computed at U.S. Federal statutory tax rates is as follows (in thousands):

                                          Fiscal         Fiscal         Fiscal
                                           1998           1997           1996
                                         --------       --------       --------
U.S. Federal statutory rate
   applied to pretax loss                $   (892)      $(10,187)      $(16,946)
Effect of varying rates
   applicable in other taxing
   jurisdictions                             (219)          (992)        (1,052)
Amortization of goodwill                    1,761          1,761          1,834
State and local taxes                        (141)           708           (547)
Branch taxes (Possession -
   US/VI)                                      79             76             57
All others, net                                (5)          (901)        (1,961)
                                         --------       --------       --------
Income tax expense (benefit)             $    583       $ (9,535)      $(18,615)
                                         ========       ========       ========



         The Company's operations are located in U.S. possessions where they are subject to U.S. and local taxation. Also, the Company had significant U.S. operations in fiscal 1996 and closed these U.S. operations during fiscal 1997.

         As of January 31, 1998, the Company has unused net operating loss carryforwards of $16.7 million, $8.4 million and $0.4 million available to offset future taxable income in Puerto Rico, the United States, and the U.S. Virgin Islands through fiscal years 2004, 2011 and 2013, respectively.

         The Company also has unused investment tax credits of approximately $0.7 million available to offset future U.S. income tax liabilities. Such investment tax credits expire as follows: 1999 - $20,000; 2000 - $447,000; 2001
- $228,000; and 2002 - $20,000. Utilization of the investment tax credit carryforward may be limited each year.

         Total income taxes paid were $0.6 million for fiscal 1998, $0.5 million for fiscal 1997, and $1.3 miilion for fiscal 1996.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 9 -- RETIREMENT BENEFITS (CONTINUED)

         Net pension cost under the Retirement Plan includes the following components (in thousands):

                                       Fiscal       Fiscal         Fiscal
                                        1998         1997           1996
                                      -------       -------       -------
Service cost - benefits
   earned during the period           $ 1,443       $ 1,556       $ 1,893
Interest cost on projected
   benefit obligation                   1,452         1,512         1,466
Expected return on plan
   assets                              (1,083)       (1,121)         (994)
Net amortization and
   deferrals                               (6)          (97)           (7)
                                      -------       -------       -------
     NET PENSION COST                 $ 1,806       $ 1,850       $ 2,358
                                      =======       =======       =======

         The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 7.5%, for all years presented. The average expected long-term rate of return on plan assets is 9.0% for the three-year period.

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows (in thousands):

                                                         January 31,     January 25,
                                                            1998           1997
                                                         ----------      ---------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
      vested benefits of $14,315 at January 31,
      1998 and $15,143 at January 25, 1997                $ 15,533       $ 16,540
                                                          ========       ========

Plan assets at fair value                                 $ 12,908       $ 12,080
Projected benefit obligation
   for service rendered to date                            (20,190)       (20,449)
                                                          --------       --------
       FUNDED STATUS                                        (7,282)        (8,369)

Unrecognized net gain                                       (1,991)        (1,267)
Unrecognized prior service cost                                (73)           (79)
                                                          --------       --------
    NET PENSION LIABILITY                                 $ (9,346)      $ (9,715)
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

         Net pension cost under the Supplemental Plan includes the following components (in thousands):

                                     Fiscal      Fiscal      Fiscal
                                      1998        1997        1996
                                     ------      ------      ------
Service cost - benefits
   earned during the period           $ 124       $  98       $ 116
Interest cost on projected
   benefit obligation                   317         328         284
Net amortization and
   deferrals                            (83)        (68)        (99)
                                      -----       -----       -----
       NET PENSION COST               $ 358       $ 358       $ 301
                                      =====       =====       =====



         The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Supplemental Plan are 7.5%, for all years presented.

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Supplemental Plan are as follows (in thousands):

                                                        January 31,    January 25,
                                                           1998          1997
                                                        -----------    ----------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
      vested benefits of $3,859 at January 31,
      1998 and $3,664 at January 25, 1997                 $ 3,872       $ 3,681
                                                          =======       =======
Projected benefit obligation
   for service rendered to date                           $(4,306)      $(4,384)
                                                          -------       -------
      FUNDED STATUS                                        (4,306)       (4,384)
Unrecognized net gain                                      (1,534)       (1,433)
Unrecognized prior service cost                                44            50
                                                          -------       -------
      NET PENSION LIABILITY                               $(5,796)      $(5,767)
                                                          =======       =======



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 9 -- RETIREMENT BENEFITS (CONTINUED)

         The Company has a non-contributory defined contribution plan covering its eligible associates in Puerto Rico and the U.S. Virgin Islands. Contributions to this plan are at the discretion of the Board of Directors. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States. Expenses related to these plans, which are recognized in the year the cost is incurred, were $818,000 for fiscal 1998, $728,000 for fiscal 1997 and $862,000 for fiscal 1996.

NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS

         The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

MARKETABLE SECURITIES

         Due to the nature and maturities of the underlying securities in the portfolio, the carrying amount of marketable securities approximates fair value. The carrying and fair value amounts include securities which the Company classifies as marketable securities in the accompanying consolidated balance sheets.

DEBT

         The fair value of the Company's indebtedness, excluding the Senior Notes, is estimated based on quoted market prices for similar instruments. The fair value of the Senior Notes is determined based on market quotes.

         The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                           January 31,                    January 25,
                                             1998                             1997
                                    -------------------------       -------------------------
                                     Carrying         Fair          Carrying         Fair
                                      Amount          Value           Amount         Value
                                    ---------       ---------       ---------       ---------
Cash and cash equivalents           $  28,770       $  28,770       $  12,148       $  12,148
Marketable securities                      --              --             115             115
Debt                                 (267,428)       (259,981)       (286,477)       (275,776)



NOTE 11 -- CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTE 12 -- CONTINGENCIES

         At January 31, 1998, the Company is party to various lawsuits arising in the ordinary course of business. Additionally, the Company was also a defendant, together with other companies, including those in the grocery industry, in two legal actions pending in the United States District Court. These lawsuits allege that diverting companies, which are in bankruptcy, were engaged in fraudulent activities and that Pueblo and other grocers are liable for their investors' losses. Pueblo's alleged liability was solely based on the claim that one of its former employees confirmed the validity of certain allegedly false grocery diverting transactions. On October 25, 1996, a settlement was reached between the Company and the Plaintiffs. The settlement received final approval in fiscal 1998 for an amount which is within the reserves established from fiscal year 1994 through 1998 for such purposes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
   Pueblo Xtra International, Inc.
San Juan, Puerto Rico
Pompano Beach, Florida

We have audited the accompanying consolidated financial statements of Pueblo Xtra International, Inc. and subsidiaries (the "Company") as of January 31, 1998 and January 25, 1997, and for each of the three years in the period ended January 31, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules of Pueblo Xtra International, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997, and for each of the three years in the period ended January 31, 1998, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 6, 1998

                                                                    Schedule I


                            PUEBLO XTRA INTERNATIONAL, INC.
                                    BALANCE SHEETS
                                (Dollars in thousands)


                                                              January 31,    January 25,
                                                                 1998           1997
                                                              ---------       ---------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $  12,588       $      --
     Interest receivables                                        13,792           8,632
     Prepaid expenses                                               158             437
                                                              ---------       ---------

     TOTAL CURRENT ASSETS                                        26,538           9,069
                                                              ---------       ---------

INVESTMENT IN SUBSIDIARIES                                       38,296          43,320
NOTE RECEIVABLE - MIRROR LOAN                                   241,087         175,000
DEFERRED INCOME TAXES                                               299              --
DEFERRED CHARGES AND OTHER ASSETS                                 3,867           4,571
                                                              ---------       ---------

     TOTAL ASSETS                                             $ 310,087       $ 231,960
                                                              =========       =========


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accrued expenses                                         $  12,586       $      --
     Notes payable to a related party                                --          10,000
     Intercompany payable, net                                   12,768           9,078
                                                              ---------       ---------

     TOTAL CURRENT LIABILITIES                                   25,354          19,078


NOTES PAYABLE                                                   257,428         180,000
                                                              ---------       ---------

     TOTAL LIABILITIES                                          282,782         199,078
                                                              ---------       ---------

COMMITMENTS AND CONTINGENCIES                                        --              --

STOCKHOLDER'S EQUITY
     Common stock                                                    --              --
     Additional paid-in capital                                  91,500          91,500
     Retained earnings (accumulated deficit)                    (64,195)        (58,618)
                                                              ---------       ---------

     TOTAL STOCKHOLDER'S EQUITY                                  27,305          32,882
                                                              ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 310,087       $ 231,960
                                                              =========       =========


                                                                      Schedule I


                         PUEBLO XTRA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                         Fiscal         Fiscal        Fiscal
                                                          1998           1997           1996
                                                        --------       --------       --------
Interest income                                         $ 24,039       $ 17,653       $ 17,653
Interest expense on debt                                 (24,891)       (17,711)       (17,756)
Selling, general and administrative expenses                  --            (16)           (63)
                                                        --------       --------       --------

     LOSS BEFORE INCOME,
       TAXES AND EQUITY LOSSES
       FROM SUBSIDIARIES                                    (852)           (74)          (166)

Income tax benefit (expense)                                 299            (14)            64
                                                        --------       --------       --------

     LOSS BEFORE EQUITY
       LOSSES FROM SUBSIDIARIES                             (553)           (88)          (102)

Equity loss from subsidiaries                             (5,024)       (19,483)       (29,701)
                                                        --------       --------       --------

             NET LOSS                                   $ (5,577)      $(19,571)      $(29,803)
                                                        ========       ========       ========


                                                                      Schedule I
                         PUEBLO XTRA INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                          Fiscal         Fiscal          Fiscal
                                                                                           1998           1997           1996
                                                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income loss                                                                       $ (5,577)      $(19,571)      $(29,803)
   Adjustments to reconcile net loss to net cash used in operating activities:
       (Increase) decrease in deferred income taxes                                          (299)            14            (14)
       Decrease in deferred charges and other assets                                          704            703            704
       Amortization of bond discount                                                          715             --             --
       Changes in operating assets and liabilities:
                (Increase) decrease in notes/accounts receivable                          (66,087)            97            543
                Decrease (increase) in prepaid expenses                                       279           (279)           (51)
                (Increase) decrease in interest receivable, net                            (5,160)            --          2,805
                Increase (decrease) in accounts payable and accrued expenses               12,586         (8,363)           (47)
                Increase in intercompany payable, net                                       3,690          7,915          1,163
                                                                                         --------       --------       --------

       Net cash used in operating activities                                              (59,149)       (19,484)       (24,700)
                                                                                         --------       --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investment in subsidiaries                                                   5,024          4,484         24,700
                                                                                         --------       --------       --------

       Net cash provided by investing activities                                            5,024          4,484         24,700
                                                                                         --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment from notes payable to a related party                                (10,000)            --             --
   Proceeds from long-term borrowing                                                       76,713             --             --
   Proceeds from notes payable to a related party                                              --         10,000             --
   Proceeds from capital contribution                                                          --          5,000             --
                                                                                         --------       --------       --------

       Net cash provided by financing activities                                           66,713         15,000             --
                                                                                         --------       --------       --------

Net increase in cash and cash equivalents                                                  12,588             --             --

Cash and cash equivalents at beginning of period                                               --             --             --
                                                                                         --------       --------       --------

Cash and cash equivalents at end of period                                               $ 12,588       $     --       $     --
                                                                                         ========       ========       ========





                                                                     Schedule II

                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1998,
                     JANUARY 25, 1997, AND JANUARY 27, 1996
                             (DOLLARS IN THOUSANDS)

                                   Balance at    Additions                 Balance
                                   Beginning    Charged to                 at End
                                    of Year/     Costs and                 of Year/
       Description                  Period       Expenses    Deductions(1) Period (2)
--------------------------         ---------    ----------    ---------    ---------
FISCAL 1998

Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims              $18,929      $ 6,260      $ 7,483      $17,687

FISCAL 1997

Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims              $20,537      $ 6,934      $ 8,542      $18,929

FISCAL 1996

Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims              $22,636      $ 9,066      $11,165      $20,537





(1) Amounts consist primarily of payments on claims.

(2) Amounts represent both the current and long-term portions.