Form 10-Q
period 1998-05-23
PUEBLO XTRA INTERNATIONAL INC
filed 1998-06-23
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       For the quarter ended May 23, 1998


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


       For the transition period from _______________ to _________________


                        Commission file number: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 65-0415593
----------------------------------------    ----------------------------------
    (State or other jurisdiction of         (I.R.S. employer identification no.)
     incorporation or organization)


         1300 N.W. 22nd Street
         Pompano Beach, Florida                             33069
------------------------------------------    ----------------------------------
(Address of principal executive offices)                  (Zip code)


           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 977-2500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of June 23, 1998 -- 200.

                                     INDEX


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                                                             Page(s)
                                                                                                             -------
Consolidated Balance Sheets (Unaudited) -
              May 23, 1998 and January 31, 1998.................................................................3-4

Consolidated Statements of Operations (Unaudited) -
              Sixteen weeks ended May 23, 1998
              and May 17, 1997....................................................................................5

Consolidated Statements of Cash Flows (Unaudited) -
              Sixteen weeks ended May 23, 1998
              and May 17, 1997....................................................................................6

Notes to Consolidated Financial Statements (Unaudited) .........................................................7-8


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................................................9-12


                                            PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................................13

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                                             May 23,     January 31,
                                                              1998          1998
                                                             --------    -----------
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                            $  5,397      $ 28,770
        Accounts receivable                                     6,408         2,845
        Inventories                                            60,735        55,945
        Assets held for sale                                    2,190         4,711
        Prepaid expenses                                       16,339        10,461
        Deferred income taxes                                   6,966         6,993
                                                             --------      --------
        TOTAL CURRENT ASSETS                                   98,035       109,725
                                                             --------      --------

PROPERTY AND EQUIPMENT
        Land and improvements                                  16,501        16,143
        Buildings and improvements                             63,677        63,936
        Furniture, fixtures and equipment                     105,385       102,799
        Leasehold improvements                                 36,554        36,214
        Construction in progress                                7,987         5,191
                                                             --------      --------
                                                              230,104       224,283
        Less accumulated depreciation and amortization        104,023        97,419
                                                             --------      --------
                                                              126,081       126,864
        Property under capital leases, net                      8,753         8,980
                                                             --------      --------

        TOTAL PROPERTY AND EQUIPMENT                          134,834       135,844

GOODWILL, net of accumulated amortization of $24,630
        at May 23, 1998 and $23,082 at January 31, 1998       177,088       178,636
DEFERRED INCOME TAXES                                          11,157        11,145
TRADENAMES                                                     30,438        30,704
DEFERRED CHARGES AND OTHER ASSETS                              35,205        36,122
                                                             --------      --------

        TOTAL ASSETS                                         $486,757      $502,176
                                                             ========      ========






        The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                  May 23,       January 31,
                                                                   1998           1998
                                                                 ---------       ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Accounts payable                                         $  63,887       $  69,340
        Accrued expenses                                            42,429          51,584
        Salaries, wages and benefits payable                        11,959          11,701
        Current obligations under capital leases                       630             635
                                                                 ---------       ---------

        TOTAL  CURRENT  LIABILITIES                                118,905         133,260

LONG-TERM DEBT, net of current portion                              10,000          10,000
NOTES PAYABLE                                                      257,740         257,428
CAPITAL LEASE OBLIGATIONS, net of current portion                    7,321           7,513
RESERVE FOR SELF-INSURANCE CLAIMS                                   10,552          11,206
DEFERRED INCOME TAXES                                               24,985          24,985
OTHER LIABILITIES AND DEFERRED CREDITS                              29,477          30,479
                                                                 ---------       ---------

        TOTAL  LIABILITIES                                         458,980         474,871
                                                                 ---------       ---------
COMMITMENTS AND CONTINGENCIES                                           --              --

STOCKHOLDER'S EQUITY
        Common stock, $.10 par value; 200 shares authorized
          and issued                                                    --              --
        Additional paid-in capital                                  91,500          91,500
        Accumulated deficit                                        (63,723)        (64,195)
                                                                 ---------       ---------

        TOTAL STOCKHOLDER'S EQUITY                                  27,777          27,305
                                                                 ---------       ---------

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 486,757       $ 502,176
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       16 weeks         16 weeks
                                                         ended           ended
                                                        May 23,          May 17,
                                                         1998             1997
                                                      ------------    ------------
Net sales                                               $ 245,649       $ 297,192
Cost of goods sold                                        166,916         219,701
                                                        ---------       ---------

     GROSS  PROFIT                                         78,733          77,491
                                                        ---------       ---------

OPERATING  EXPENSES
Selling, general and administrative expenses               57,003          59,634
Depreciation and amortization                              11,979          12,048
                                                        ---------       ---------

     OPERATING  PROFIT                                      9,751           5,809

Interest expense on debt                                   (8,946)         (8,668)
Interest expense on capital lease
     obligations                                             (333)           (366)
Interest and investment income, net                           278             300
                                                        ---------       ---------

     INCOME, (LOSS),  BEFORE
       INCOME TAXES AND
       EXTRAORDINARY ITEM                                     750          (2,925)

Income tax (expense), benefit                                (278)            579
                                                        ---------       ---------

     INCOME, (LOSS),  BEFORE
       EXTRAORDINARY ITEM                                     472          (2,346)

Extraordinary item:
   Loss on early extinguishment of debt, net of
   deferred income taxes of $1,567                             --          (2,444)
                                                        ---------       ---------

     NET  INCOME, (LOSS)                                $     472       $  (4,790)
                                                        =========       =========





        The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              16 weeks ended   16 weeks ended
                                                                                 May 23,           May 17,
                                                                                   1998             1997
                                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                             $    472       $ (4,790)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities, net of effects of disposal of
         Florida retail operations:

         Extraordinary loss on early extinguishment of debt                              --          2,444
         Depreciation and amortization of property and equipment                      7,022          7,209
         Amortization of intangible and other assets                                  4,956          4,839
         Amortization of bond discount                                                  312             48
         Deferred income taxes                                                           15           (859)
         (Gain) / Loss on disposal of property and equipment, net                      (454)           104
         Decrease (increase) in deferred charges, goodwill, and other assets             37         (3,435)
         Decrease in reserve for self-insurance claims                                 (654)          (925)
         Increase (decrease) in other liabilities and deferred credits                  (77)           774
         Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                            (3,562)         1,475
               Increase in inventories                                               (7,366)        (1,453)
               Increase in prepaid expenses                                          (5,879)        (7,851)
               Increase (decrease) in accounts payable and accrued expenses         (14,351)         5,940
               Increase in income taxes payable                                          --             73
                                                                                   --------       --------
                                                                                    (19,529)         3,593
     Decrease attributable to disposal of Florida retail operations                    (925)          (632)
                                                                                   --------       --------

         Net cash provided by (used in) operating activities                        (20,454)         2,961
                                                                                   --------       --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Purchases of property and equipment                                             (6,049)        (2,458)
     Proceeds from disposal of property and equipment                                 3,327             18
     Proceeds from disposal of Florida retail operations                                 --         10,000
     Proceeds from sales of marketable securities                                        --             89
                                                                                   --------       --------

         Net cash provided by (used in) investing activities                         (2,722)         7,649
                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments from notes payable to a related party                            --        (10,000)
     Principal payments on long-term debt                                                --        (61,227)
     Principal payments on short-term debt                                               --        (17,750)
     Principal payments on capital lease obligations                                   (197)          (183)
     Proceeds from long-term borrowing                                                   --         76,712
                                                                                   --------       --------

         Net cash used in financing activities                                         (197)       (12,448)
                                                                                   --------       --------

Net decrease in cash and cash equivalents                                           (23,373)        (1,838)

Cash and cash equivalents at beginning of period                                     28,770         12,148
                                                                                   --------       --------

Cash and cash equivalents at end of period                                         $  5,397       $ 10,310
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
     Interest                                                                      $ 12,930       $  2,920
     Income taxes (net of refunds)                                                      597           (983)



        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (Unaudited)



NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for the 16 weeks ended May 23, 1998 and May 17, 1997, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature.

         Operating results for the 16 weeks ended May 23, 1998 and May 17, 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes (the "Notes"), which were issued in 1993. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $15.3 million, as of May 23, 1998, the Company has borrowing availability on a revolving basis of $49.7 million under the New Bank Credit Agreement. This transaction resulted in an extraordinary loss of $2.4 million, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt. As of May 23, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

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

SELECTED OPERATING RESULTS

(AS A PERCENTAGE OF SALES)

                                                                16 WEEKS ENDED
                                                 ---------------------------------------------
                                                  May 23, 1998             May 17, 1997
                                                 ----------------       -------------------
 Gross Profit                                         32.1%                     26.1%
 Selling, General  & Administrative
    Expenses                                          23.2                      20.1
 EBITDA (1)                                           8.9                        6.0
 Depreciation & Amortization                          4.9                        4.1
 Operating Profit                                     4.0                        2.0
 Income (loss) Before Income Taxes
    & Extraordinary Item                              0.3                       (1.0)
 Net Income (loss)                                    0.2                       (1.6)

----------

(1) Represents income before interest, income taxes, and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

RESULTS OF OPERATIONS

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 50 supermarkets and 44 BLOCKBUSTER video stores as of May 23, 1998. The history of store openings, closings and conversions of in-store PUEBLO VIDEO CLUB outlets to in-store BLOCKBUSTER outlets through May 23, 1998, since the end of the same period of the prior year, as well as the store composition, is set forth in the tables below:


          Stores in operation at May 17, 1997                                                  81

          Stores opened:

             Supermarkets                                                                      --

             BLOCKBUSTER video store conversions from supermarket in-store video outlets       13

                                                                                            ----------
          Stores in operation at May 23, 1998                                                  94
                                                                                            ==========


                                                                 May 23, 1998            May 17, 1997
                                                            ------------------------------------------------
     Store composition at quarter-end:

       Retail food stores                                            50                      50

       BLOCKBUSTER video stores                                      44                      31

     By location:

       Puerto Rico                                                   86                      73

       U.S. Virgin Islands                                            8                       8


The following is the summary of total and comparable store sales:

                                                      PERCENTAGE INCREASE, (DECREASE) IN SALES FOR THE
                                                                 PERIOD ENDED MAY 23, 1998
                                               ---------------------------------------------------------------
 Total Sales                                                                (17.34)
                                                                      =====================
 Comparable Stores:

    Retail Food Division                                                    (20.02)
                                                                      =====================
    Blockbuster Video                                                        21.09
                                                                      =====================
            Total Comparable Store Sales                                    (18.51)
                                                                      =====================

         Competition, resetting supermarkets in key markets to reposition Pueblo by offering a broader product mix while eliminating marginally profitable product lines and changing the promotional program from the first quarter of last year are the primary factors contributing to the decline in sales. The basic change in the supermarket marketing efforts has been to improve profitability by promoting both selection and value across the merchandising mix rather than promotional items alone. This was offset by an increase in sales for the Blockbuster division as a result of the expansion from twenty-seven stores at the beginning of last year to forty-four at the start of the current year.

         Gross profit margin for the 16 weeks ended May 23, 1998, as a percentage of sales (gross profit rate), was 32.1% compared to 26.1% for the same period last year. Approximately two-thirds of the increase in the consolidated gross profit rate is a result of the Retail Food Division's operations. Decreased inventory shrinkage, improved acquisition costs and the change in the Division's promotional programs are primary factors contributing to this increase. The remainder of the increase in the consolidated gross profit rate is attributable to expansion of the Blockbuster Division which has resulted in that division representing a larger portion of consolidated sales and therefore, consolidated gross profit.

         Selling, general and administrative expenses for the 16 weeks ended May 23, 1998, as a percentage of sales, were 23.2% compared to 20.1% of sales for the first quarter of the prior year.

However, selling, general and administrative expenses for the 16 weeks ended May 23, 1998 decreased by $2.6 million in comparison to the first quarter last year. The $2.6 million decrease is due to a $3.3 million decrease in the Retail Food Division store operating expenses and the non-recurrence of $0.6 million of consulting fees which were incurred during the first quarter of last year. These decreases in costs were offset by a $1.3 million increase in the Blockbuster Division operating costs as a result of the expansion of the chain.

         Depreciation and amortization for the 16 weeks ended May 23, 1998 decreased by $0.1 million in comparison to the same period last year.

         Interest expense, net of interest and investment income, for the 16 weeks ended May 23, 1998 increased by $0.3 million or 3.1%, compared to the same period last year due primarily to the Refinancing Plan, as described in Note 3-Debt.

         The income tax expense for the 16 weeks ended May 23, 1998 was $0.3 million compared to the income tax benefit of $0.6 million for the 16 weeks ended May 17, 1997. The income tax expense for the 16 weeks ended May 23, 1998 is a result of permanent book-tax differences such as goodwill that are added back to pretax income (loss). The pretax loss for the 16 weeks ended May 17, 1997 created a tax benefit because it was large enough to exceed any permanent book-tax differences. The pretax income for the 16 weeks ended May 23, 1998 was not sufficient to exceed the permanent book-tax differences and therefore this was a tax expense.

         During the 16 weeks ended May 17, 1997, the Company recorded a $2.4 million extraordinary loss, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt due to the Refinancing Plan as described in Note (3) - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q. The extraordinary loss pertains to the unamortized portion of deferred costs associated with the Old Bank Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

         On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"). The net proceeds from the sale of the Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $15.3 million, as of May 23, 1998, the Company has borrowing availability on a revolving basis of $49.7 million under the New Bank Credit Agreement. As of May 23, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         Net cash used in operating activities was $20.5 million for the 16 weeks ended May 23, 1998.

         The working capital deficit during the 16 weeks ended May 23, 1998 decreased from $23.5 million at January 31, 1998 to of $20.9 million at May 23, 1998.

         Net cash used in investing activities was $2.7 million for the 16 weeks ended May 23, 1998. Total capital expenditures, net of proceeds from disposals, were $2.7 million for the 16 weeks ended May 23, 1998.

         Net cash used in financing activities decreased to $0.2 million for the 16 weeks ended May 23, 1998. On April 29, 1997, the Company entered into a Refinancing Plan (as described above) which provided net proceeds of $76.7 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16.0 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party for the 16 weeks ended May 17, 1997.

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

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's on ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)          Exhibits

                           27    Financial Data Schedule.

              (b)          Reports on Form 8-K

                           None.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PUEBLO XTRA INTERNATIONAL, INC.



Dated:  June 23, 1998                          /s/ Daniel J. O'Leary
                                               --------------------------------
                                               Daniel J. O' Leary
                                               Executive Vice President
                                               and Chief Financial Officer