Form 10-Q
period 1998-08-15
PUEBLO XTRA INTERNATIONAL INC
filed 1998-09-17
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended August 15, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________________ to ___________________


                        Commission file number: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     65-0415593
----------------------------------               --------------------------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                      identification no.)

      1300 N.W. 22nd Street
      Pompano Beach, Florida                                33069
---------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 977-2500



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Number of shares of the Registrant's Common Stock, $.10 par value, outstanding as of September 16, 1998 -- 200.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                         PAGE(S)
                                                                                         -------
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) -
              August 15, 1998 and January 31, 1998 ..................................      3-4

Consolidated Statements of Operations (Unaudited) -
              Twelve and twenty-eight weeks ended August 15, 1998
              and August 9, 1997 ....................................................        5

Consolidated Statements of Cash Flows (Unaudited) -
              Twenty-eight weeks ended August 15, 1998
              and August 9, 1997 ....................................................        6

Notes to Consolidated Financial Statements (Unaudited) ..............................      7-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .........................................     9-13



                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................       14



                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                                                    August 15,   January 31,
                                                                      1998          1998
                                                                    --------      --------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $  7,235      $ 28,770
     Accounts receivable                                               2,793         2,845
     Inventories                                                      63,007        55,945
     Assets held for sale                                              2,228         4,711
     Prepaid expenses                                                 15,348        10,461
     Deferred income taxes                                             4,778         6,993
                                                                    --------      --------

     TOTAL CURRENT ASSETS                                             95,389       109,725
                                                                    --------      --------

PROPERTY AND EQUIPMENT
     Land and improvements                                            16,501        16,143
     Buildings and improvements                                       63,803        63,936
     Furniture, fixtures and equipment                               108,459       102,799
     Leasehold improvements                                           36,769        36,214
     Construction in progress                                          8,338         5,191
                                                                    --------      --------

                                                                     233,870       224,283
     Less accumulated depreciation and amortization                  107,947        97,419
                                                                    --------      --------

                                                                     125,923       126,864
     Property under capital leases, net                                8,582         8,980
                                                                    --------      --------

     TOTAL PROPERTY AND EQUIPMENT                                    134,505       135,844

GOODWILL, net of accumulated amortization of $25,792
     at August 15, 1998 and $23,082 at January 31, 1998              175,927       178,636
DEFERRED INCOME TAXES                                                 11,145        11,145
TRADENAMES                                                            30,238        30,704
DEFERRED CHARGES AND OTHER ASSETS                                     34,393        36,122
                                                                    --------      --------

     TOTAL ASSETS                                                   $481,597      $502,176
                                                                    ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                             August 15,       January 31,
                                                                1998             1998
                                                              ---------       ---------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $  65,542       $  69,340
     Accrued expenses                                            33,551          51,584
     Salaries, wages and benefits payable                        13,169          11,701
     Current obligations under capital leases                       624             635
                                                              ---------       ---------

     TOTAL CURRENT LIABILITIES                                  112,886         133,260

LONG-TERM DEBT, net of current portion                           10,000          10,000
NOTES PAYABLE                                                   257,980         257,428
CAPITAL LEASE OBLIGATIONS, net of current portion                 7,172           7,513
RESERVE FOR SELF-INSURANCE CLAIMS                                10,413          11,206
DEFERRED INCOME TAXES                                            24,985          24,985
OTHER LIABILITIES AND DEFERRED CREDITS                           27,586          30,479
                                                              ---------       ---------

     TOTAL  LIABILITIES                                         451,022         474,871
                                                              ---------       ---------

COMMITMENTS AND CONTINGENCIES                                        --               --

STOCKHOLDER'S EQUITY
     Common stock, $.10 par value; 200 shares authorized
       and issued                                                    --              --
     Additional paid-in capital                                  91,500          91,500
     Accumulated deficit                                        (60,925)        (64,195)
                                                              ---------       ---------

     TOTAL STOCKHOLDER'S EQUITY                                  30,575          27,305
                                                              ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 481,597       $ 502,176
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)

                                                          12 weeks         12 weeks        28 weeks        28 weeks
                                                            ended           ended            ended           ended
                                                          August 15,       August 9,       August 15,      August 9,
                                                             1998            1997             1998           1997
                                                          ----------       ---------       ---------       ---------
Net sales                                                  $ 180,394       $ 217,141       $ 426,042       $ 514,333
Cost of goods sold                                           120,029         152,700         286,945         372,402
                                                           ---------       ---------       ---------       ---------

     GROSS PROFIT                                             60,365          64,441         139,097         141,931
                                                           ---------       ---------       ---------       ---------

OPERATING EXPENSES
Selling, general and administrative expenses                  41,259          47,989          98,262         107,622
Depreciation and amortization                                  8,755           9,340          20,733          21,388
                                                           ---------       ---------       ---------       ---------

     OPERATING PROFIT                                         10,351           7,112          20,102          12,921

Interest expense on debt                                      (6,625)         (6,713)        (15,571)        (15,381)
Interest expense on capital lease
     obligations                                                (230)           (263)           (563)           (629)
Interest and investment income, net                              239             137             517             437
                                                           ---------       ---------       ---------       ---------

     INCOME, (LOSS), BEFORE
         INCOME TAXES AND
         EXTRAORDINARY ITEM                                    3,735             273           4,485          (2,652)

Income tax (expense), benefit                                   (937)           (587)         (1,215)             (8)
                                                           ---------       ---------       ---------       ---------

     INCOME, (LOSS), BEFORE
         EXTRAORDINARY ITEM                                    2,798            (314)          3,270          (2,660)

Extraordinary item:
   Loss on early extinguishment of debt, net of
   deferred income taxes of $1,567                                --              --              --          (2,444)
                                                           ---------       ---------       ---------       ---------

     NET INCOME, (LOSS)                                    $   2,798       $    (314)      $   3,270       $  (5,104)
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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                   28 weeks ended  28 weeks ended
                                                                                      August 15,      August 9,
                                                                                         1998           1997
                                                                                   --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $  3,270       $ (5,104)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities, net of effects of disposal of
         Florida retail operations:

         Extraordinary loss on early extinguishment of debt                                  --          2,444
         Depreciation and amortization of property and equipment                         12,046         12,781
         Amortization of intangible and other assets                                      8,688          8,607
         Amortization of bond discount                                                      552            258
         Deferred income taxes                                                            2,215           (212)
         (Gain)/Loss on disposal of property and equipment, net                            (387)            36
         Decrease (increase) in deferred charges, goodwill, and other assets                388         (2,900)
         Decrease in reserve for self-insurance claims                                     (793)          (615)
         Increase (decrease) in other liabilities and deferred credits                   (1,672)         3,554
         Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                     52          1,696
         (Increase) decrease in inventories                                             (11,584)           294
         Increase in prepaid expenses                                                    (4,887)        (5,101)
         Decrease in accounts payable and accrued expenses                              (20,363)       (14,324)
                                                                                       --------       --------
                                                                                        (12,475)         1,414
     Decrease attributable to disposal of Florida retail operations                      (1,222)        (3,438)
                                                                                       --------       --------

         Net cash used in operating activities                                          (13,697)        (2,024)
                                                                                       --------       --------

CASH FLOWS FROM INVESTING  ACTIVITIES:
     Purchases of property and equipment                                                (10,842)        (4,397)
     Proceeds from disposal of property and equipment                                     3,356             37
     Proceeds from disposal of Florida retail operations                                     --         10,000
     Proceeds from sales of marketable securities                                            --             89
                                                                                       --------       --------

         Net cash provided by (used in) investing activities                             (7,486)         5,729
                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments from notes payable to a related party                                --        (10,000)
     Principal payments on long-term debt                                                    --        (61,227)
     Principal payments on short-term debt                                                   --        (17,750)
     Principal payments on capital lease obligations                                       (352)          (326)
     Proceeds from long-term borrowing                                                       --         76,713
                                                                                       --------       --------

         Net cash used in financing activities                                             (352)       (12,590)
                                                                                       --------       --------

Net decrease in cash and cash equivalents                                               (21,535)        (8,885)

Cash and cash equivalents at beginning of period                                         28,770         12,148
                                                                                       --------       --------

Cash and cash equivalents at end of period                                             $  7,235       $  3,263
                                                                                       ========       ========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
     Interest                                                                          $ 25,782       $ 13,739
     Income taxes (net of refunds)                                                          648           (783)





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)



NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for the 12 and 28 weeks ended August 15, 1998 and August 9, 1997, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature.

         Operating results for the 12 and 28 weeks ended August 15, 1998 and August 9, 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes (the "Notes"), which were issued in 1993. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $12.9 million, as of August 15, 1998, the Company has borrowing availability on a revolving basis of $52.1 million under the New Bank Credit Agreement. The Refinancing Plan resulted in an extraordinary loss of $2.4 million, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt. As of August 15, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

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

SELECTED OPERATING RESULTS
(AS A PERCENTAGE OF SALES)

                                                         12 WEEKS ENDED                       28 WEEKS ENDED
                                                ---------------------------------    -----------------------------
                                                   August 15,        August 9,         August 15,      August 9,
                                                      1998             1997              1998             1997
                                                ---------------   ---------------    --------------   ------------
Gross Profit                                          33.5%            29.7%             32.7%            27.6%
Selling, General & Administrative
   Expenses                                           22.9             22.1              23.1             20.9
EBITDA (1)                                            10.6              7.6               9.6              6.7
Depreciation & Amortization                            4.9              4.3               4.9              4.2
Operating Profit                                       5.7              3.3               4.7              2.5
Income (loss) Before Income Taxes
   & Extraordinary Item                                2.1              0.1               1.1             (0.5)
Net Income (loss)                                      1.6             (0.1)              0.8             (1.0)



----------

(1) Represents income before interest, income taxes, and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for information purposes only.

RESULTS OF OPERATIONS

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 51 supermarkets and 45 BLOCKBUSTER video stores as of August 15, 1998. The history of store openings, closings and conversions of in-store PUEBLO VIDEO CLUB outlets to in-store BLOCKBUSTER outlets through August 15, 1998, since the end of the same period of the prior year, as well as the store composition, is set forth in the tables below:



          Stores in operation at August 9, 1997                                                   85
          Stores opened:
             Supermarkets                                                                          1
             BLOCKBUSTER video stores                                                              2
             BLOCKBUSTER video store conversions from supermarket in-store video outlets           8
                                                                                                ----
          Stores in operation at August 15, 1998                                                  96
                                                                                                ====




                                                August 15, 1998     August 9, 1997
                                                ---------------     --------------
          Store composition at quarter-end:
            Retail food stores                        51                   50
            BLOCKBUSTER video stores                  45                   35
          By location:
            Puerto Rico                               88                   77
            U.S. Virgin Islands                        8                    8




The following is the summary of total and comparable store sales:

                                                       PERCENTAGE INCREASE (DECREASE) IN SALES FOR THE
                                                                 PERIOD ENDED AUGUST 15, 1998
                                                      ----------------------------------------------------
                                                           12 Weeks Ended               28 Weeks Ended
                                                       -----------------------       ----------------------
 Total Sales                                                  (16.92)                       (17.17)
                                                       =======================       ======================
 Comparable Stores:
    Retail Food Division                                      (19.56)                       (19.83)
                                                       =======================       ======================
    Blockbuster Video                                          11.67                         16.23
                                                       =======================       ======================
            Total Comparable Store Sales                      (18.15)                       (18.44)
                                                       =======================       ======================



         Competition and resetting supermarkets to reposition Pueblo by offering a broader product mix while eliminating marginally profitable product lines are the primary factors contributing to the decline in sales. This was offset by an increase in sales for the Blockbuster Division as a result of the expansion from twenty-seven stores at the beginning of last year to forty-four at the start of the current year.

         Gross profit margin for the 12 and 28 weeks ended August 15, 1998, as a percentage of sales (gross profit rate), was 33.5% and 32.7% compared to 29.7% and 27.6%, respectively. Approximately two-thirds of the increases in the consolidated gross profit rate are attributed to the Retail Food Division operations. Decreased inventory shrinkage, improved acquisition costs and the change in the Division's promotional programs are primary factors contributing to this increase. The remainder of the increase in the consolidated gross profit rate is attributable to expansion of the Blockbuster Division which has resulted in that Division representing a larger percentage of consolidated sales and, therefore, consolidated gross profit.

         Selling, general and administrative expenses for the 12 and 28 weeks ended August 15, 1998, as a percentage of sales, was 22.9% and 23.1% compared to 22.1% and 20.9% of sales for the 12 and 28 weeks ended August 9, 1997. However, selling, general and administrative expenses for the 12 and 28 weeks ended August 15, 1998 decreased by $6.7 million and $9.4 million in comparison to the same period last year. The $9.4 million decrease is due to a $12.1 million decrease in the Retail Food Division store operating expenses which is a result of cost containment efforts. This decrease in costs was offset by a $2.8 million increase in the Blockbuster Division operating costs as a result of the expansion of the chain.

         Depreciation and amortization for the 12 and 28 weeks ended August 15, 1998 decreased by $0.6 million and $0.7 million in comparison to the same period last year.

         Interest expense, net of interest and investment income, for the 12 weeks ended August 15, 1998 decreased by $0.2 million or 3.4% and increased for the 28 weeks ended August 15, 1998 by $0.04 million or 0.3%, compared to the same period last year due primarily to the Refinancing Plan, as described in
Note 3 - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q.

         The income tax expense for the 12 and 28 weeks ended August 15, 1998 was $0.9 million and $1.2 million compared to the income tax expense of $0.6 million and $0.01 million for the 12 and 28 weeks ended August 9, 1997. The income tax expense for the 12 and 28 weeks ended August 15, 1998 and for the 12 weeks ended August 9, 1997 is a result of permanent book-tax differences such as goodwill that are added back to pretax income.

         During the 28 weeks ended August 9, 1997, the Company recorded a $2.4 million extraordinary loss, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt due to the Refinancing Plan as described in Note 3 - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q. The extraordinary loss pertains to the unamortized portion of deferred costs associated with the Old Bank Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Company operations have historically provided a cash flow which, along with the available credit facility, has provided adequate liquidity for the Company's operational needs.

         On April 29, 1997 the Company entered into the Refinancing Plan in connection with which it issued $85.0 million principal amount of the Series C Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $12.9 million, as of August 15, 1998, the Company has borrowing availability on a revolving basis of $52.1 million under the New Bank Credit Agreement. As of August 15, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         Net cash used in operating activities was $13.7 million for the 28 weeks ended August 15, 1998.

         The working capital deficit during the 28 weeks ended August 15, 1998 decreased from $23.5 million at January 31, 1998 to $17.5 million at August 15, 1998.

         Net cash used in investing activities was $7.5 million for the 28 weeks ended August 15, 1998. Total capital expenditures, net of proceeds from disposals, were $7.5 million for the 28 weeks ended August 15, 1998.

         Net cash used in financing activities decreased to $0.4 million for the 28 weeks ended August 15, 1998. On April 29, 1997, the Company entered into a Refinancing Plan (as described above) which provided net proceeds of $76.7 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16.0 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party for the 28 weeks ended August 9, 1997.

         The Company believes that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs.

YEAR 2000 COMPLIANCE

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

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

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


                                                PUEBLO XTRA INTERNATIONAL, INC.



Dated:  September 16, 1998                      /s/ Daniel J. O'Leary
                                                -------------------------------
                                                Daniel J. O'Leary
                                                Executive Vice President
                                                and Chief Financial Officer