Form 10-Q
period 1998-11-07
PUEBLO XTRA INTERNATIONAL INC
filed 1998-12-15
CIK 906307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended November 7, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________


                        Commission file number: 33-63372


                         PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                  65-0415593
------------------------------------------      --------------------------------
    (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                   identification no.)

         1300 N.W. 22nd Street
         Pompano Beach, Florida                              33069
------------------------------------------      --------------------------------
(Address of principal executive offices)                  (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 977-2500



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of December 15, 1998 -- 200.

                                      INDEX


                                                                                    PAGE(S)
                                                                                    -------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) -
              November 7, 1998 and January 31, 1998 ...........................      3-4

Consolidated Statements of Operations (Unaudited) Twelve and forty weeks
              ended November 7, 1998 and November 1, 1997 .....................       5

Consolidated Statements of Cash Flows (Unaudited) -
              Forty weeks ended November 7, 1998
              and November 1, 1997 ............................................       6

Notes to Consolidated Financial Statements (Unaudited) ........................      7-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..................................      9-14



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................      15



                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                  (Unaudited)


                                                                  November 7,    January 31,
                                                                     1998           1998
                                                                  -----------    -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $ 25,084      $ 28,770
     Accounts receivable                                              7,390         2,845
     Inventories                                                     62,077        55,945
     Assets held for sale                                                --         4,711
     Prepaid expenses                                                11,542        10,461
     Deferred income taxes                                            1,381         6,993
                                                                   --------      --------

     TOTAL CURRENT ASSETS                                           107,474       109,725
                                                                   --------      --------

PROPERTY AND EQUIPMENT
     Land and improvements                                           16,501        16,143
     Buildings and improvements                                      63,896        63,936
     Furniture, fixtures and equipment                              107,853       102,799
     Leasehold improvements                                          36,605        36,214
     Construction in progress                                         9,924         5,191
                                                                   --------      --------

                                                                    234,779       224,283
     Less accumulated depreciation and amortization                 111,531        97,419
                                                                   --------      --------

                                                                    123,248       126,864
     Property under capital leases, net                               8,424         8,980
                                                                   --------      --------

     TOTAL PROPERTY AND EQUIPMENT                                   131,672       135,844

GOODWILL, net of accumulated amortization of $26,952
     at November 7, 1998 and $23,082 at January 31, 1998            174,766       178,636
DEFERRED INCOME TAXES                                                11,145        11,145
TRADENAMES                                                           30,038        30,704
DEFERRED CHARGES AND OTHER ASSETS                                    33,590        36,122
                                                                   --------      --------
     TOTAL ASSETS                                                  $488,685      $502,176
                                                                   ========      ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                   November 7,    January 31,
                                                                      1998           1998
                                                                   -----------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $  65,087       $  69,340
     Accrued expenses                                                 39,486          51,584
     Salaries, wages and benefits payable                             15,318          11,701
     Current obligations under capital leases                            632             635
                                                                   ---------       ---------

     TOTAL CURRENT LIABILITIES                                       120,523         133,260

LONG-TERM  DEBT, net of current portion                               10,000          10,000
NOTES PAYABLE                                                        258,224         257,428
CAPITAL LEASE OBLIGATIONS, net of current portion                      7,019           7,513
RESERVE FOR SELF-INSURANCE CLAIMS                                     10,679          11,206
DEFERRED INCOME TAXES                                                 24,985          24,985
OTHER LIABILITIES AND DEFERRED CREDITS                                26,354          30,479
                                                                   ---------       ---------

     TOTAL LIABILITIES                                               457,784         474,871
                                                                   ---------       ---------

COMMITMENTS AND CONTINGENCIES                                             --              --

STOCKHOLDER'S EQUITY
     Common stock, $.10 par value; 200 shares authorized
                 and issued                                               --              --
     Additional paid-in capital                                       91,500          91,500
     Accumulated deficit                                             (60,599)        (64,195)
                                                                   ---------       ---------

     TOTAL STOCKHOLDER'S EQUITY                                       30,901          27,305
                                                                   ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $ 488,685       $ 502,176
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)

                                                          12 weeks        12 weeks        40 weeks         40 weeks
                                                           ended            ended           ended            ended
                                                         November 7,      November 1,     November 7,     November 1,
                                                            1998             1997            1998            1997
                                                         -----------      -----------     -----------     ----------
Net sales                                                 $ 168,047       $ 197,915       $ 594,089       $ 712,248
Cost of goods sold                                          111,066         138,317         398,011         510,719
                                                          ---------       ---------       ---------       ---------

     GROSS PROFIT                                            56,981          59,598         196,078         201,529
                                                          ---------       ---------       ---------       ---------

OPERATING EXPENSES
Selling, general and administrative expenses                 39,756          44,544         138,342         152,166
Less: gain on disposal of real property                      (1,840)             --          (2,164)             --
Depreciation and amortization                                 8,119           9,417          28,852          30,804
                                                          ---------       ---------       ---------       ---------

     OPERATING PROFIT                                        10,946           5,637          31,048          18,559

Interest expense on debt                                     (6,397)         (6,683)        (21,968)        (22,065)
Interest expense on capital lease
     obligations                                               (218)           (258)           (781)           (887)
Interest and investment income, net                             272             157             789             594
                                                          ---------       ---------       ---------       ---------

     INCOME, (LOSS), BEFORE
         INCOME TAXES AND
         EXTRAORDINARY ITEM                                   4,603          (1,147)          9,088          (3,799)

Income tax expense                                           (4,277)           (330)         (5,492)           (339)
                                                          ---------       ---------       ---------       ---------

     INCOME, (LOSS), BEFORE
         EXTRAORDINARY ITEM                                     326          (1,477)          3,596          (4,138)

Extraordinary item:
   Loss on early extinguishment of debt, net of
   deferred income taxes of $1,567                               --              --              --          (2,444)
                                                          ---------       ---------       ---------       ---------
     NET INCOME, (LOSS)                                   $     326       $  (1,477)      $   3,596       $  (6,582)
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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                40 weeks ended       40 weeks ended
                                                                                 November 7,           November 1,
                                                                                     1998                 1997
                                                                                 -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                             $  3,596             $ (6,582)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities, net of effects of disposal of
         Florida retail operations:

         Extraordinary loss on early extinguishment of debt                              --                2,444
         Depreciation and amortization of property and equipment                     16,522               18,352
         Amortization of intangible and other assets                                 12,330               12,452
         Amortization of bond discount                                                  796                  475
         Deferred income taxes                                                        5,612                  524
         Gain on disposal of property and equipment, net                             (1,720)                (264)
         Increase in deferred charges, goodwill, and other assets                    (1,185)              (3,074)
         Decrease in reserve for self-insurance claims                                 (527)                (656)
         Increase (decrease) in other liabilities and deferred credits               (2,129)               3,194
         Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                              (4,545)               1,520
             Increase in inventories                                                (12,512)              (5,592)
             Increase in prepaid expenses                                            (1,081)              (2,542)
             Decrease in accounts payable and accrued expenses                      (13,487)              (2,869)
                                                                                   --------             --------
                                                                                      1,670               17,382
     Decrease attributable to disposal of Florida retail operations                  (1,243)              (4,810)
                                                                                   --------             --------

         Net cash provided by operating activities                                      427               12,572
                                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (13,034)              (7,242)
     Proceeds from disposal of property and equipment                                 9,418                1,026
     Proceeds from disposal of Florida retail operations                                 --               10,000
     Proceeds from sales of marketable securities                                        --                   88
                                                                                   --------             --------

         Net cash (used in) provided by investing activities                         (3,616)               3,872
                                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments from notes payable to a related party                            --              (10,000)
     Principal payments on long-term debt                                                --              (61,227)
     Principal payments on short-term debt                                               --              (17,750)
     Principal payments on capital lease obligations                                   (497)                (475)
     Proceed from long-term borrowing                                                    --               76,713
                                                                                   --------             --------

         Net cash used in  financing activities                                        (497)             (12,739)
                                                                                   --------             --------

Net (decrease) increase in cash and cash equivalents                                 (3,686)               3,705

Cash and cash equivalents at beginning of period                                     28,770               12,148
                                                                                   --------             --------

Cash and cash equivalents at end of period                                         $ 25,084             $ 15,853
                                                                                   ========             ========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
     Interest                                                                      $ 25,997             $ 13,886
     Income taxes (net of refunds)                                                     (648)                (708)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)



NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for the 12 and 40 weeks ended November 7, 1998 and November 1, 1997, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature.

         Operating results for the 12 and 40 weeks ended November 7, 1998 and November 1, 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DEBT

         On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Company's $180 million principal amount of 9 1/2% Senior Notes (the "Notes"), which were issued in 1993. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $14.2 million, as of November 7, 1998, the Company has borrowing availability on a revolving basis of $50.8 million under the New Bank Credit Agreement. The Refinancing Plan resulted in an extraordinary loss of $2.4 million, net of deferred income taxes of $1.6 million, by reason of the early extinguishment of debt. As of November 7, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

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

SELECTED OPERATING RESULTS
(AS A PERCENTAGE OF SALES)

                                                              12 WEEKS ENDED                       40 WEEKS ENDED
                                                   ----------------------------------  -----------------------------------
                                                       November 7,       November 1,       November 7,        November 1,
                                                         1998              1997              1998               1997
                                                   ----------------  ----------------  ----------------   ----------------
Gross Profit                                              33.9%            30.1%             33.0%              28.3%
Selling General & Administrative
   Expenses                                               23.7             22.5              23.3               21.4
Less: gain on disposal of real property                    1.1               --               0.4                 --
EBITDA (1)                                                11.3              7.6              10.1                6.9
Depreciation & Amortization                                4.8              4.8               4.9                4.3
Operating Profit                                           6.5              2.8               5.2                2.6
Income (loss) Before Income Taxes
   & Extraordinary Item                                    2.7             (0.6)              1.5               (0.5)
Net Income (loss)                                          0.2             (0.7)              0.6               (0.9)



----------

(1) Represents earnings before interest, income taxes, and depreciation and amortization. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for information purposes only.

RESULTS OF OPERATIONS

         As the market leader in Puerto Rico and the U.S. Virgin Islands, the Company operated a total of 50 supermarkets and 43 BLOCKBUSTER video stores as of November 7, 1998. The history of store openings, closings and conversions of in-store PUEBLO VIDEO CLUB outlets to in-store BLOCKBUSTER outlets through November 7, 1998, since the end of the same 40 week period of the prior year, as well as the store composition, is set forth in the tables below:

          Stores in operation at November 1, 1997                                             90
          Stores opened:
             Supermarkets                                                                      1
             BLOCKBUSTER video stores                                                          2
             BLOCKBUSTER video store conversions from
               supermarket in-store video outlets                                              3
          Stores closed due to Hurricane Georges:
             Supermarkets                                                                      1
             BLOCKBUSTER video stores                                                          2
                                                                                           -----
          Stores in operation at November 7, 1998                                             93
                                                                                           =====



                                                     November 7, 1998             November 1, 1997
                                                     ----------------             -----------------
          Store composition at period-end:
            Retail food stores                              50                            50
            BLOCKBUSTER video stores                        43                            40
          By location:
            Puerto Rico                                     85                            82
            U.S. Virgin Islands                              8                             8



         As of the date of this filing, one of the two Blockbuster video stores that was closed due to Hurricane Georges has re-opened.

The following is the summary of total and comparable store sales:

                                             PERCENTAGE INCREASE (DECREASE) IN SALES FOR THE
                                                       PERIOD ENDED NOVEMBER 7, 1998
                                             -----------------------------------------------
                                                   12 Weeks Ended     40 Weeks Ended
                                                   --------------     --------------
Total Sales                                             (15.09)%          (16.59)%
                                                      ========          ========
Comparable Stores:
   Retail Food Division                                 (18.52)           (19.45)
                                                      ========          ========
   Blockbuster Video                                     12.00             14.03
                                                      ========          ========
           Total Comparable Store Sales                 (17.06)           (18.13)
                                                      ========          ========



         Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's retail stores, with the exception of three, and its distribution facility were operating within two days of the storm. Subsequent to the storm, operations have been at varying degrees of full capacity depending on the extent of damage at each location and the extent to which public utilities were available in lieu of the Company's emergency power plants and water supplies at each location. This situation, continuing adverse weather, limited availability of merchandise due to storm damage at the Port of San Juan, Puerto Rico and recovery efforts continue to inhibit operations of both the Retail Food and Blockbuster divisions.

         The Company's insurance is expected to cover losses associated with the storm, including the retail value of lost inventory, the replacement cost of damaged or destroyed operating assets, recovery costs and the impact of business interruption. The Company does not expect to record any losses as a result of the hurricane in the carrying value of its assets or recovery related costs. Any gains will be recorded at such time as the proceeds are realized.

         The Company reported that total sales for the third period were $168.0 million, versus $197.9 million in sales for the third period of the prior year. For the comparable twelve week period same store sales were $162.0 million versus $195.3 million for the prior year, a decline of 17.1%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open as of the end of the periods. New stores during these periods and the stores closed as a result of Hurricane Georges are excluded from "same stores". Same store sales in the Retail Food Division declined 18.5%. Blockbuster Division same store sales increased 12.0% for the quarter as a result of increased product sales.

         During the third period same store sales for the comparable periods before and after the hurricane increased (decreased) as follows:


                                           5 WEEKS           7 WEEKS
                                           BEFORE             AFTER
                                           ------             -----
          Retail Food Division             (12.8%)           (22.7%)
          Blockbuster Division              20.5               6.2%
          Consolidated total               (11.3%)           (21.3%)

         Competition and the repositioning of Pueblo's supermarkets to offer a broader product mix while eliminating marginally profitable product lines have been the primary factors contributing to the decline in same store sales in the Retail Food Division. During the second and third periods, prior to Hurricane Georges, the rate of decline had been lessening. The exaggerated decline in same store sales caused by the hurricane is abating as operations progress toward normalization. Same store sales for the Retail Food Division in the first four weeks of the fourth period have decreased 14.3% versus the comparable weeks of the prior year. Blockbuster Division same store sales for this same period have increased 24.0%.

         For the 40 weeks ended November 7, 1998 total sales were $594.1 million, versus $712.2 million in sales for the similar period of the prior fiscal year. For the comparable 40 weeks period same store sales were $572.8 million versus $699.6 million for the prior year, a decline of 18.1%. Same store sales in the Retail Food Division declined 19.5%. Blockbuster Division same store sales increased 14.0% as a result of increased product sales.

         Gross profit margin for the 12 and 40 weeks ended November 7, 1998, as a percentage of sales (gross profit rate), was 33.9% and 33.0% compared to 30.1% and 28.3%, respectively. Approximately five-sixths and two-thirds, respectively, of the increases in the consolidated gross profit rate are attributed to the Retail Food Division operations for the 12 and 40 weeks ended November 7, 1998. Decreased inventory shrinkage, improved acquisition costs, vendor allowances, and the change in the Division's promotional programs are factors contributing to this increase. The remainder of the increase in the consolidated gross profit rate is attributable to expansion of the Blockbuster Division which has resulted in that Division representing a larger percentage of consolidated sales and, therefore, consolidated gross profit.

         Selling, general and administrative expenses for the 12 and 40 weeks ended November 7, 1998, as a percentage of sales, was 23.7% and 23.3%, compared to 22.5% and 21.4%, of sales for the 12 and 40 weeks ended November 1, 1997. However, selling, general and administrative expenses for the 12 and 40 weeks ended November 7, 1998 decreased by $4.8 million and $13.8 million in comparison to the same period last year. The $13.8 million decrease is due to a $16.1 million decrease in the Retail Food Division store operating expenses as a result of cost containment efforts. This decrease in costs was offset by a $2.3 million increase in the Blockbuster Division operating costs as a result of the expansion of the chain.

         Depreciation and amortization for the 12 and 40 weeks ended November 7, 1998 decreased by $1.3 million and $2.0 million in comparison to the same period last year.

         Interest expense, net of interest and investment income, for the 12 and 40 weeks ended November 7, 1998 decreased by $0.4 million or 6.5% and $0.4 million or 1.8%, compared to the same period last year due primarily to the Refinancing Plan, as described in Note 3 - Debt of the notes to the Company's consolidated financial statements in this Form 10-Q.

         The income tax expense for the 12 and 40 weeks ended November 7, 1998 was $4.3 million and $5.5 million compared to the income tax expense of $0.3 million and $0.3 million for the 12 and 40 weeks ended November 1, 1997. The income tax expense for the 12 and 40 weeks ended November 7, 1998 and for the 12 and 40 weeks ended November 1, 1997 is a result of permanent book-tax differences such as goodwill that are added back to pretax income.

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

         On April 29, 1997 the Company entered into the Refinancing Plan in connection with which it issued $85.0 million principal amount of the Series C Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $14.2 million, as of November 7, 1998, the Company has borrowing availability on a revolving basis of $50.8 million under the New Bank Credit Agreement. As of November 7, 1998, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

         The working capital deficit during the 40 weeks ended November 7, 1998 decreased from $23.5 million at January 31, 1998 to $13.0 million at November 7, 1998.

         Net cash provided by operating activities was $0.4 million for the 40 weeks ended November 7, 1998.

         Net cash used in investing activities was $3.6 million for the 40 weeks ended November 7, 1998. Total capital expenditures, net of proceeds from disposals, were $3.6 million for the 40 weeks ended November 7, 1998.

         Net cash used in financing activities decreased to $0.5 million for the 40 weeks ended November 7, 1998. On April 29, 1997, the Company entered into a Refinancing Plan (as described above) which provided net proceeds of $76.7 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16.0 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party for the 40 weeks ended November 1, 1997.

         The Company believes that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs.

YEAR 2000 COMPLIANCE

         In March 1998, the Company completed the planning phase of a project to modify its information technology systems for compliance with the year 2000 and beyond. The Company's plan also includes a review of the implications of the Year 2000 problem on telecommunications systems, electronic equipment and facilities systems. The Company is now in the process of executing its plan and expects all systems to be compliant by mid-calendar year 1999. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company has initiated formal communications with all of its significant suppliers and service providers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies that the Company does business with, and in some cases with which the Company's systems interface, will be timely converted and would not have an adverse effect on the Company's systems.

         Contingency plans are being developed to address the possibility that critical internal and third party Year 2000 issues are not resolved in the time frame outlined in the preceding paragraph.

         If the Company is unsuccessful or if the remediation efforts of its key suppliers and service providers and large customers are unsuccessful with regard to Year 2000, there may be a material adverse impact on the Company's consolidated results of operations or financial condition. The Company is unable to estimate the financial impact of this possible eventuality because it cannot predict the magnitude or time length of potential Year 2000 business interruptions.




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

FORWARD LOOKING STATEMENTS

         Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) the Company's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, and (3) the extent to which future operations may be inhibited by the hurricane. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

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


                                      PUEBLO XTRA INTERNATIONAL, INC.



Dated:  December 15, 1998             /s/ Daniel J. O'Leary
                                      -----------------------------------------
                                      Daniel J. O'Leary
                                      Executive Vice President
                                      and Chief Financial Officer