Form 10-K405
period 1999-01-30
PUEBLO XTRA INTERNATIONAL INC
filed 1999-04-22
CIK 906307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] Annual report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended January 30, 1999

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the transition period from to

                        Commission file number: 33-63372

                        PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 65-0415593
 ------------------------------------      -----------------------------------
   (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

      1300 N.W. 22nd Street
     Pompano Beach, Florida                                 33069
----------------------------------------         -----------------------------
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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of April 21, 1999 -- 200.

                                    PART I.

ITEM 1.     BUSINESS

General

     Pueblo Xtra International, Inc. (the "Company") is a Delaware holding company that owns all of the common stock of Pueblo International, Inc., a Delaware company (together with its subsidiaries, "Pueblo"). Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is the leading supermarket chain in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, Pueblo is the leading operator of video rental outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster Entertainment, Inc. ("BEI"). The Company currently operates 44 supermarkets in Puerto Rico and six supermarkets in the U.S. Virgin Islands. The Company also currently operates 42 Blockbuster locations in Puerto Rico and two Blockbuster locations in the U.S. Virgin Islands as the Blockbuster franchisee for Puerto Rico and the U.S. Virgin Islands.

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

     The Acquisition has been accounted for under the purchase method effective July 31, 1993 as discussed in Note (3)-- Goodwill of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K.

Business of the Company

Supermarket Industry Overview

     The top four chains in the retail grocery industry in Puerto Rico account for approximately 69% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 1998 were approximately $2.5 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

Puerto Rico

     The Company operates its supermarkets under the names Pueblo, PuebloXtra, and Xtra supermarkets with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company has a grocery retailing market share of approximately 21%. In addition, the Company estimates that it has a 35% market share in the greater San Juan metropolitan area, the most densely populated region of Puerto Rico, with more than one-third of the island's 3.8 million residents. In fiscal year 1999 in Puerto Rico, the stores averaged approximately 39,746 gross sq. ft. and generated an average of approximately $590 of sales per selling sq. ft. Since the Acquisition, the Company has constructed six new supermarkets and remodeled 18 existing supermarkets in Puerto Rico.

U.S. Virgin Islands

     In fiscal 1999, the six supermarkets in the U.S. Virgin Islands averaged 31,634 gross sq. ft. and generated an average of approximately $580 sales per selling sq. ft. The Company has an estimated U.S. Virgin Islands grocery retailing market share of approximately 39%. Since the Acquisition, the Company has added one new supermarket and remodeled five existing supermarkets in the U.S. Virgin Islands.

Video Operations

     The Company has been the franchisee of Blockbuster locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and currently operates 44 Blockbuster locations in Puerto Rico and the U.S. Virgin Islands. In Puerto Rico, the Company operates 19 in-store Blockbuster outlets and 23 free-standing Blockbuster stores, most of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates two Blockbuster stores. The Company's free-standing Blockbuster stores average approximately 5,700 gross sq. ft., while the Company's in-store Blockbuster outlets average approximately 3,800 gross sq. ft. During fiscal 1997, the Company converted all of the remaining video outlets which it operated in its supermarkets under the name Pueblo Video Clubs into Blockbuster outlets. In order to increase customer traffic in its supermarkets, the Company's typical in-store Blockbuster outlet has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

     The Company's Blockbuster operations are currently the only major video chain operating in Puerto Rico and the U.S. Virgin Islands. Each free-standing Blockbuster location carries an average of approximately 9,700 tapes dedicated to video rental whereas an in-store Blockbuster location carries approximately 6,600. Each location also offers for sale a selection of recorded and blank video tapes, music compact discs, video game cartridges, accessories and snack food products. For promotions of its Blockbuster operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. BEI also provides product and support services to the Company. These include, among other things, marketing programs and providing computer hardware and software.

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

     The Company's Development Agreements with BEI provide for the Company's right to open Blockbuster locations in Puerto Rico and the U.S. Virgin Islands during the term of such agreements. The Development Agreements contain development quotas which the Company has fulfilled requiring the Company to open a certain number of Blockbuster locations in Puerto Rico and in the U.S. Virgin Islands. Each Blockbuster location is subject to a Franchise Agreement with BEI that provides the right for such location to conduct Blockbuster operations for a 20-year period.

Disposal of Florida Retail Operations

     On January 16, 1996, the Company announced its decision to discontinue its retail operations in Florida (the "Florida Disposal"). The announcement was made as part of the Company's restructuring plans whereby the Company would exit the under-performing Florida retail market and place more emphasis on the strength of its operations in Puerto Rico and the U.S. Virgin Islands. The Florida Disposal,which included the disposal of all eight supermarkets and one warehouse and distribution center, by sale or abandonment, was completed in the first quarter of fiscal year 1997. As of the date of this filing, all property related to the discontinued Florida operations has been disposed of. For further details of the Florida Disposal, see Note (2)-- Division Closure Costs of the notes to the Company's consolidated financial statements referenced in
Part II, Item 8 of this Form 10-K.

Store Composition

         Since the Acquisition, the Company has made capital expenditures of approximately $73.5 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of six new supermarkets, the acquisition of one new supermarket and the remodeling of 18 existing stores. In the same period, the Company has made capital expenditures totaling approximately $10.6 million in its Blockbuster operations. The history of store openings, closings and remodelings, beginning with fiscal 1995, is set forth in the table below:


                                                       Fiscal Year
                                       ----------------------------------------
                                       1999     1998     1997     1996     1995
                                       ----     ----     ----     ----     ----
Stores in Operation:
  At beginning of year............      94       77       82       79       76
  Stores opened:
     Supermarkets.................       1       --       --        4        2
     Blockbuster video stores.....       1       17**      5       --        1

  Stores closed:
     Puerto Rico - Supermarket....       1*      --        2        1       --
     Puerto Rico - Blockbuster....       1*      --       --       --       --
     Florida......................      --       --        8       --       --
                                      ----     ----     ----     ----     ----
  At end of year..................      94       94       77       82       79
                                      ====     ====     ====     ====     ====
Remodels and/or conversions.......       2       16        9        1        6
                                      ====     ====     ====     ====     ====

  Store Composition at Year-End:
     By division:
        Supermarkets..............      50       50       50       60       57
        Blockbuster video stores..      44       44       27       22       22
                                      ----     ----     ----     ----     ----
  Total                                 94       94       77       82       79
                                      ====     ====     ====     ====     ====
     By location:
       Puerto Rico................      86       86       70       67       65
       Florida....................      --       --       --        8        8
       U.S. Virgin Islands........       8        8        7        7        6
                                      ----     ----     ----     ----     ----
  Total                                 94       94       77       82       79
                                      ====     ====     ====     ====     ====

 *   Closed as a result of hurricane Georges; will not be reopened.
**   Includes conversion of Pueblo Video Clubs into Blockbuster stores.

Supermarket Purchasing and Distribution

     The Company's buying staff actively purchases products from distributors, as well as directly from the producer or manufacturer. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. The Company currently buys approximately 58% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain superior payment terms.

     The Company owns a 300,000 square foot full-line warehouse and distribution center in greater San Juan. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan warehouse has capacity to store approximately 1.5 million cases of assorted products and acts as the Company's central distribution center for the island. The warehouse is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. In fiscal 1999, this facility provided approximately 57% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

Supermarket Merchandising

General

     The Company's merchandising strategies integrate one-stop shopping convenience, premium quality products, attractive pricing and effective advertising and promotions. The Company reinforces its merchandising strategies with friendly and efficient service, effective promotional programs, in-store activities, and both brand name and high quality private label product offerings.

Product Offerings

     The Company is in the process of expanding its supermarket stock keeping units ("SKU") from approximately 23,000 to approximately 67,000. Management believes the Company's supermarkets offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company's management believes that the convenience and quality of its specialty department products contribute to customer satisfaction.

     The following table sets forth the mix of products sold in the Company's supermarkets for the fiscal years indicated:

                                                  Fiscal Year Ended
                                       -------------------------------------------
                                        January 30,     January 31,     January 25,
Product Category                           1999            1998            1997
                                       -----------     -----------     -----------
Grocery...............................    46.8%           46.7%            46.9%
Health/Beauty Care/General Merchandise     7.7             6.5              6.2
Dairy.................................    17.5            17.4             16.4
Meat/Seafood..........................    14.7            15.4             16.0
Produce...............................     9.0             9.5              9.3
Deli/Bakery...........................     4.3             4.3              4.5
Video Club............................     0.0             0.2              0.7
                                         ------          ------           ------
     Total............................   100.0%          100.0%           100.0%
                                         ======          ======           ======

Pricing

     As the largest grocery operator in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies in order to offer competitive pricing at its supermarkets. Weekly circulars are used to emphasize special offers.

Private Label

     During fiscal 1998 the Company began selling Pueblo brand private label grocery, dairy, and frozen food items in its supermarkets. During fiscal 1999 the Company continued to introduce Pueblo brand items and as of fiscal 1999 year-end 257 such items were offered in its supermarkets. For the fiscal year ended January 30, 1999 sales of Pueblo brand private label items amounted to 16% of the total combined sales of grocery, dairy, and frozen foods. Product selection has been based on the ability to ensure quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

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

     All advertising is created and designed through the Company's wholly-owned advertising agency, CaribAd, Inc. ("Adteam"). Adteam, based in Puerto Rico, develops promotional programs for all of the Company's markets, thereby providing advertising cost advantages over the Company's competitors.

Competition

     The grocery retailing business is highly competitive. Competition is based primarily on price, quality of goods and service, convenience and product mix. The number and type of competitors, and the degree of competition experienced by individual stores, vary by location.

     The Company competes with local food chains, such as Supermercados Amigo, Supermercados Grande, Supermercados Econo, Mr. Special Supermarkets, Plaza Gigante Supermarkets, and Supermercados Selecto in Puerto Rico, and Plaza Extra and Cost-U-Less in the U. S. Virgin Islands, as well as numerous independent operations throughout Puerto Rico and the U.S. Virgin Islands. In addition, several warehouse clubs and mass merchandisers, such as Sam's Warehouse Clubs, Wal-Mart, Kmart (including its Big K format) and Walgreens, have opened locations in Puerto Rico and the U.S. Virgin Islands (only Big Kmart). Despite these competitive challenges, the Company continues to maintain its position as market share leader in each of its respective markets.

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

     All of the Company's stores are equipped with state-of-the-art point of sale terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer check-out and provide, by store, valuable stock-replenishment information for buyers and financial information used by management. To provide the best service possible, the Company has installed a labor scheduling system that schedules the optimal staffing based on sales, customer traffic and defined service objectives. In addition, the Company has installed software to monitor cash register check out transactions, by cashier, according to type and frequency in order to improve check out operations and reduce inventory shrinkage. The Company's management information systems at its Blockbuster operations are state-of-the art systems which are licensed to the Company by BEI.

     In March 1998, the Company completed the planning phase of a project to modify its information technology systems for compliance with the year 2000 and beyond. The

Company's plan also includes a review of the implications of the Year 2000 problem on telecommunications systems, electronic equipment and facilities systems. The Company is now in the process of executing its plan and expects all systems to be compliant by mid-calendar year 1999. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company has initiated formal communications with all of its significant suppliers and service providers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' possible failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies that the Company does business with, and in some cases with which the Company's systems interface, will be timely converted and would not have an adverse effect on the Company's systems.

     Contingency plans are being developed to address the possibility that critical internal and third party year 2000 issues are not resolved in the time frame outlined in the preceding paragraph.

     As of January 30, 1999 the Company had made expenditures of $1.7 million for consulting and professional services, software, and computer hardware to modify its information technology systems for compliance with the year 2000 and beyond. The Company does not expect material additional expenditures in fiscal 2000 related to the project.

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

Employees

     As of January 30, 1999, the Company had approximately 5,442 employees (full- and part-time) of whom approximately 4,216 were employed at the supermarket level, 524 at the administrative and financial services offices and distribution center and 702 by the Blockbuster division. Approximately 58% of the Company's supermarket employees are employed on a part-time basis. Approximately 3,549 store employees are represented by a nonaffiliated collective bargaining organization under a contract expiring in 2002. The Company considers its relations with its employees to be good.

Trademarks, Tradenames and Service Marks

     The Company owns certain trademarks, tradenames and service marks used in its business, which are duly registered with the U. S. Patent and Trade office, and the appropriate governmental authorities in Florida, Puerto Rico, the U. S. Virgin Islands, and selected foreign jurisdictions. The Company believes that its trademarks, tradenames, and service marks, including Pueblo, PuebloXtra, and Xtra, are valuable assets due to the fact that brand name recognition and logos are important considerations in the Company's consumers' markets. As a franchisee, the Company has rights to use the Blockbuster trademark in its specified franchise territories.

Regulation

     Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

ITEM 2.  PROPERTIES

         The following table sets forth information as of January 30, 1999 with respect to the owned and leased stores and support facilities used by Pueblo in its business:

                                   Owned (1)            Leased               Total
                               -----------------   -----------------    ----------------
                               No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft

                               --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . . .   12    546,000       38    1,392,000      50    1,938,000
Blockbuster video stores . .    8     47,000       36      166,000      44      213,000
Warehouse and distribution .    1    300,000        1       13,000       2      313,000

----------
(1) Four of the owned stores include land leases: three in Puerto Rico, and one in the U.S. Virgin Islands.

         The Company also owns the shopping centers at three of its store locations in Puerto Rico and two in the U.S. Virgin Islands.

         The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay percentage annual rent and certain expenses related to the premises such as insurance, taxes and maintenance. See Note (6)-- Leases and Leasehold Interests of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K. The Company does not anticipate any difficulties in renewing its leases as they expire.

         The construction of owned facilities is financed principally with internally generated funds. All owned properties of Pueblo are pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's existing bank credit agreement dated as of April 29, 1997 (the "New Bank Credit Agreement") with a syndicate of banks (see Note (5)-- Debt of the notes to the Company's consolidated financial statements referenced in Part II,
Item 8 of this Form 10-K).

         The Company discontinued its supermarket operations in Florida, as described more fully in Note (2)-- Division Closure Costs of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K, and closed all eight of its supermarkets located in Florida during fiscal 1997. As of the date of filing, the Company has disposed of all property related to the discontinued Florida operations.

         The Company owns its headquarters that includes the supermarket and Blockbuster offices and the Distribution Center located in Carolina, Puerto Rico (near San Juan) and leases its administrative offices located in Pompano Beach, Florida.

         The Company's management believes that its properties are adequately maintained and sufficient for its business needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. The Company's management does not believe that the ultimate resolution of any of these matters could have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended January 30, 1999.

                                   PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

Market Information

         There is no established public trading market for the Company's common equity.

Holders

         The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc. a Delaware Corporation ("Holdings"). Holdings is beneficially owned by a trust for the benefit of the family of Gustavo Cisneros, and a trust for the benefit of the family of Ricardo Cisneros, with each trust having an approximate 50% indirect beneficial interest in Holdings. These trusts are referred to herein as the "Principal Shareholders." Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of such shares.

Dividends

         No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the New Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo to the Company are restricted under the terms of the New Bank Credit Agreement. The New Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Company's 9 1/2% Senior
Notes due 2003 (the "Notes") and the Company's 9 1/2% Series C Notes due 2003 (the "Series C Senior Notes") then due and payable in accordance with the terms thereof (see Note (5)-- Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA


         (Dollars in thousands, except average sales per selling square foot amounts)


                                              Fiscal Year Ended
                            --------------------------------------------------------------
                            January 30,  January 31,  January 25,  January 27,  January 28,
                                1999         1998         1997         1996         1995
                            -----------  -----------  -----------  -----------  ----------

Operating Statement Data

Net sales                    $784,774     $938,506     $1,020,056   $1,145,370   $1,166,955
Cost of goods sold            528,395      667,043        760,329      848,490      871,136
                             --------     --------     ----------   ----------   ----------
   Gross profit               256,379      271,463        259,727      296,880      295,819
Selling, general and admin-
    istrative expenses (1)    172,964      204,185        213,485      240,219      229,197
Depreciation and amortization  36,529       40,175         41,128       43,669       43,865
Division closure costs (2)         --           --          4,160       28,012           --
                             --------     --------     ----------   ----------   ----------
   Operating profit (loss)     46,886       27,103            954      (15,020)      22,757
Sundry, net                        --          (36)           122          (52)         (35)
Interest expense-debt and
   capital lease obligations  (29,556)     (30,527)       (30,458)     (34,221)     (32,809)
Interest and investment
   income, net                  1,379          910            276          875          656
Income tax (expense) benefit   (9,832)        (583)         9,535       18,615        4,790
                             --------     --------     ----------   ----------   ----------
Income (loss) before
   extraordinary item           8,877       (3,133)       (19,571)     (29,803)      (4,641)
Extraordinary item (3)             --       (2,444)            --           --           --
                             --------     --------     ----------   ----------   ----------
Net income (loss)            $  8,877     $ (5,577)    $  (19,571)  $  (29,803)  $   (4,641)
                             ========     ========     ==========   ==========   ==========

          See notes to Selected Financial Data at the end of Item 6.


                                                             As of
                              -------------------------------------------------------------------
                              January 30,   January 31,   January 25,   January 27,   January 28,
                                 1999          1998          1997          1996          1995
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (4)  $55,500       $28,770       $12,148       $6,998        $15,680
Working capital (deficit)        1,578       (23,535)      (56,217)     (28,571)       (11,534)
Property and equipment, net    129,860       135,844       150,915      166,283        207,935
Total assets                   507,002       502,176       522,641      571,788        602,695
Total debt and capital
   lease obligations           276,032       275,576       295,204      308,497        329,855
Stockholder's equity            36,182        27,305        32,882       47,453         77,256


                                                      Fiscal Year Ended
                              -------------------------------------------------------------------
                              January 30,   January 31,   January 25,   January 27,   January 28,
                                 1999          1998          1997          1996          1995
                              -----------   -----------   -----------   -----------   -----------
Certain Financial Ratios
   and Other Data
EBITDA (as defined) (5)        $83,415       $67,278       $42,082       $28,649       $66,622
Cash flow provided by (used
   in) investing activities     (8,209)          187        (1,364)      (21,832)      (15,707)
Cash flow used in
   financing activities           (591)      (20,343)       (8,298)      (10,915)       (1,877)
Cash flow provided by
   operating activities         35,530        36,778        14,812        24,065        27,793
Capital expenditures            15,271        10,938        14,455        22,334        16,401
EBITDA (as defined) margin (5)   10.6%          7.2%          4.1%          2.5%          5.7%
Debt to EBITDA  (as defined)      3.30          4.10          7.01         10.77          4.95


          See notes to Selected Financial Data at the end of Item 6.


                                                                     Fiscal Year
                                               ------------------------------------------------------
                                                 1999        1998        1997       1996       1995
                                               ---------   --------   ---------   --------   --------
Retail Food Division Data
Puerto Rico
 Number of stores (at fiscal year-end)               44          44          44         46         44
 Average sales per store (6)                   $ 14,804    $ 18,221    $ 19,672   $ 19,808   $ 19,797
 Average selling square footage                  27,179      26,455      27,652     27,055     26,031
 Average sales per selling square foot (6)     $    590    $    701    $    711   $    732   $    761
 Total sales                                    650,816     801,732     886,765    877,603    874,019
 Same store sales % change                        (17.8)%     (10.2)%      (2.6)%     (2.8)%     (1.3)%

U.S. Virgin Islands
 Number of stores (at fiscal year-end)                6           6           6          6          5
 Average sales per store (6)                   $ 11,326    $ 14,777    $ 15,110   $ 14,952   $ 15,619
 Average selling square footage                  19,421      19,421      20,104     20,625     20,724
 Average sales per selling square foot (6)     $    580    $    754    $    752   $    725   $    754
 Total sales                                     67,958      88,659      90,659     76,813     78,097
 Same store sales % change                        (21.7)%      (3.9)%       7.0%      (3.3)%    (17.8)%

Blockbuster Division Data
Blockbuster Stores
 Number of stores (at fiscal year-end)               44          44          27         22         22
 Average sales per store (6)                   $  1,381     $ 1,371    $  1,588   $  1,443   $  1,254
 Average weekly sales                             1,184         683         794        608        535
 Total sales                                     60,968      48,115      35,938     31,295     26,994
 Same store sales % change                         10.8%       (4.5)%      10.5%      14.0%      10.9%

Discontinued Operations Data
Florida (7)
 Number of stores (at fiscal year-end)              --          --           --          8          8
 Average sales per store (6)                        --          --           --   $ 21,518   $ 23,481
 Average selling square footage                     --          --           --     50,398     50,398
 Average sales per selling square foot (6)          --          --           --   $    427   $    466
 Total sales                                        --          --           --    159,659    187,845
 Same store sales % change                          --          --           --         --      (11.6)%

           See notes to Selected Financial Data at the end of Item 6.

NOTES TO SELECTED FINANCIAL DATA

(1) Selling, general and administrative expenses for fiscal years 1996 and 1997 include certain expenses and charges related to the implementation of the Company's strategic initiatives and other matters. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General".
(2) The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. Costs associated with such closings, when recognized, are included in selling, general and administrative expenses.
(3) Amount relates to a loss on the early extinguishment of debt, net of deferred income taxes of $1,567.
(4) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(5) EBITDA (as defined) represents Earnings Before Interest, Taxes, Depreciation and Amortization and sundry. EBITDA (as defined) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity.

         EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
(6) For all periods presented, average sales are weighted for the period of time stores are open during the year.
(7)      All supermarkets in Florida were closed in the first quarter of fiscal
         1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new Blockbuster locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 50 and the number of the Company's Blockbuster locations (including conversions) grew from 20 to 44, in each case measured from the Acquisition through the end of fiscal 1999. In addition, the Company added one new supermarket in Florida after the Acquisition which was subsequently closed in fiscal 1997, as described below. From the Acquisition through fiscal 1999, the Company made capital expenditures totaling $93.2 million, of which $84.1 million related to Puerto Rico and the U.S. Virgin Islands.

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

         The Company's focus from the date of Acquisition through the end of fiscal 1997 on new supermarket development rather than supermarket operations, as well as the effects of increased competition, resulted in declines in net sales (from $1,199.1 million in fiscal 1994 to $1,020.1 million in fiscal
1997), same store sales (from $931.3 million in fiscal 1994 to $861.1 million in fiscal 1997), and consolidated operating results (from $27.4 million in fiscal 1994 to $1.0 million in fiscal 1997). The declining operating results together with the Company's high level of interest expense resulting from its significant indebtedness resulted in annual net losses from fiscal 1994 through fiscal 1998.

         In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it has a stronger competitive position and greater profit opportunities. In fiscal 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the closing of two under-performing supermarkets in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six Pueblo Video Clubs into in-store Blockbuster outlets. These actions continued in fiscal 1999 with opening of one new supermarket and one new Blockbuster store, both in Puerto Rico.

         In the summer of 1996, in conjunction with implementation of a revised business strategy, the Company retained a retail industry consulting firm to assist management in analyzing the Company's operating practices. One result of such analysis was the reorganization of labor scheduling practices, which enabled the Company to eliminate 440 store employees in January 1997 and reduce annual labor costs in fiscal 1998 by approximately $9.0 million. It is management's belief that the decision to exit the Florida market, together with the actions which the Company began to take in the spring of 1996 and the implementation of its revised business strategy, has contributed, and should continue to contribute, toward improved operating results. Although overall sales continued to decline in fiscal 1999, operating profit increased by $19.8 million from $27.1 million in the prior year to $46.9 million in fiscal 1999. As a result of management's comprehensive program to refocus on repositioning the business in terms of product mix and modernizing stores, net losses have decreased since 1996 and in fiscal 1999 the Company reversed the trend of losses by realizing net income of $8.9 million.

         Other strategic measures being undertaken by the Company include: (i) continual evaluation of the supermarket formats to expand the breadth of product and values offered to customers and to increase customer traffic and convenience, such as adding in-store banking and fast food restaurants for select locations and (ii) adding products (such as music departments) and event ticket service centers to the Blockbuster stores to expand their entertainment offerings. The Company's management believes that these strategic measures will improve sales by increasing customer traffic in its supermarkets and Blockbuster stores.

         In connection with the strategic initiatives begun in January 1996, the Company has incurred a number of charges and other items that have adversely affected the Company's operating profit, including the following items which aggregated $31.9 million in fiscal 1996 and $12.3 million in fiscal 1997. The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market, and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations (see Note (2)-- Division Closure and Corporate Restructuring Charges of the notes to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K). Other items which adversely affected the Company's operating profit and were related to the implementation of the Company's strategic initiatives included the following, which aggregated $3.9 million in fiscal 1996 and $8.1 million in fiscal 1997. In fiscal 1996, an adjustment to the net realizable value of certain nonoperating real property in Puerto Rico caused a charge of $3.9 million. In addition, in fiscal 1997, the elimination of 440 store employees resulted in a charge of approximately $1.1 million in severance costs and the closing of two Puerto Rico stores resulted in a $2.9 million charge. Additionally, the Company established reserves totaling $5.6 million during fiscal years 1994 through 1998, including $1.5 million in fiscal years 1997 and 1998 relating to the costs, including legal fees, of litigation settled in fiscal year 1998. As of January 30, 1999 related reserves of $1.5 million equal amounts due through July 2, 2000 pursuant to the settlement agreement.

         The Company has no operations of its own, and its only assets are its equity interest in Pueblo and intercompany notes issued to the Company by its subsidiaries in connection with its investment of the net proceeds of the 9
1/2% senior note (the "Notes") and the 9 1/2% Series C Senior Note Due 2003
(the "Series C Senior Notes"). The Company has no source of cash to meet its obligations, including its obligations under the Notes and the Series C Senior Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the New Bank Credit Agreement, and dividends from its subsidiaries. The New
Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes then due and payable in accordance with the terms thereof.

Adjustments for Florida Closing

         In fiscal 1996, the Company determined to discontinue its retail operations in Florida. The effective date of the Florida closing was December 30, 1995. All eight of the supermarkets in Florida were closed in the first quarter of fiscal 1997. The following table presents selected comparative operating data of the Company for the three fiscal years ended January 30, 1999 after excluding the Florida retail division (the Company's operations, after such exclusion, being referred to herein as the "Continuing Business").


                                                       Year Ended     Year Ended      Year Ended
                                                       January 30,    January 31,     January 25,
                                                           1999         1998             1997
                                                       -----------   ------------    ------------
Selected Operating Results of the Puerto Rico and U.S.
 Virgin  Islands Operations: (dollars in millions)
Net sales                                               $   784.8     $    938.5      $  1,013.4
Gross profit                                                256.4          271.5           259.3
Selling, general and administrative expenses                173.0          204.2           208.9
EBITDA (as defined) (1)                                      83.4           67.3            50.4
Depreciation and amortization                                36.5           40.2            41.1
Operating profit                                             46.9           27.1             9.3
Selected Operating Results of the Puerto Rico and U.S.
 Virgin  Islands Operations: (as a percentage of sales)
Gross profit                                                 32.7%          28.9%           25.6%
Selling, general and administrative expenses                 22.0           21.8            20.6
EBITDA (as defined) (1)                                      10.6            7.2             5.0
Operating profit                                              6.0            2.9             0.9

----------

(1) EBITDA (as defined) represents Earnings Before Interest, income Taxes, sundry, Depreciation and Amortization. EBITDA (as defined) is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance.

         The table below presents the adjustments made to Selected Operating Results, as reported, for the 1997 fiscal year to adjust for the impact of Florida operations (dollars are in millions):


                                                                Adjustment
                                                               for Impact of      Proforma
                                                     As           Florida        Continuing
                                                  Reported      Operations       Operations
                                               ------------   --------------    ------------
52 Weeks Ended January 25, 1997
Net sales                                       $   1,020.1    $       6.7       $   1,013.4
Gross profit                                          259.7            0.4             259.3
Selling, general and administrative expenses          213.5            4.6             208.9
EBITDA                                                 42.0           (8.4)             50.4
Depreciation and amortization                          41.1            0.0              41.1
Operating profit, (loss)                                0.9           (8.4)              9.3

Hurricane Georges

         Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, have been reopened. Since the storm, operations have been at varying degrees of full capacity depending on the extent of damage at each location. This situation, continuing adverse weather, limited availability of merchandise due to storm damage at the Port of San Juan and recovery efforts continue to inhibit operations of both the Retail Food and Blockbuster divisions.

         The Company's insurance is expected to cover losses associated with the storm, including the retail value of lost inventory, the replacement cost of damaged or destroyed operating assets, recovery costs and the impact of business interruption. The company's insurance carriers have advanced $20.0 million to date. The Company does not expect to record any losses as a result of the hurricane in the carrying value of its assets or recovery related costs. Any gains will be recorded at such time as the proceeds are realized.

Year 2000 Compliance

         In March 1998, the Company completed the planning phase of a project to modify its information technology systems for compliance with the year 2000 and beyond. The Company's plan also includes a review of the implications of the Year 2000 problem on telecommunications systems, electronic equipment and facilities systems. The Company is now in the process of executing its plan and expects all systems to be compliant by mid-calendar year 1999. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company has initiated formal communications with all of its significant suppliers and service providers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' possible failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies that the Company does business with, and in some cases with which the Company's systems interface, will be timely converted and would not have an adverse effect on the Company's systems.

         Contingency plans are being developed to address the possibility that critical internal and third party year 2000 issues are not resolved in the time frame outlined in the preceding paragraph.

         As of January 30, 1999 the Company had made expenditures of $1.7 million for consulting and professional services, software, and computer hardware to modify its information technology systems for compliance with the year 2000 and beyond. In addition, a substantial portion of the modification work has been performed by the Company's internal management information systems programming staff as part of their day to day responsibilities. These internal costs are not material and have not been segregated. The Company does not expect material additional expenditures in fiscal 2000 related to the project.

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

The information contained herein is a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Act of 1998.

Results of Operations

Fiscal 1999 vs. Fiscal 1998

         As of January 30, 1999, the Company operated a total of 50 supermarkets and 44 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. In fiscal 1998, the Company converted its remaining Pueblo Video Clubs into in-store Blockbuster outlets, 15 in Puerto Rico and one in the Virgin Islands. In fiscal 1999, the Company opened one new supermarket and one new Blockbuster store both of which are in Puerto Rico. One supermarket and one Blockbuster store were closed due to hurricane damage and will not be reopened.

         Net sales decreased by $153.7 million or 16.4% in fiscal 1999 compared to fiscal 1998. For the comparable 52 week period same store sales were $749.8 million versus $903.0 million for the prior year, a decline of 17.0%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. New stores opened during these periods and the stores closed as a result of hurricane Georges are excluded from "same stores." Same store sales in the Retail Food Division declined 18.3% from $863.7 million to $706.3 million. Primary factors contributing to the decline in same stores sales in the Retail Food Division are the aftermath of hurricane Georges, increased competition including a large number of competitive new store openings and increase in selling square footage, and the affects of repositioning of Pueblo's supermarkets to offer a broader product mix while eliminating marginally profitable product lines. Blockbuster same store sales increased 10.8% from $39.3 million to $43.5 million. The $4.2 million increase was primarily a result of increased product sales.

         Gross profit margin in fiscal 1999, as a percentage of sales, improved to 32.7% compared to 28.9% in the prior year, resulting in a 380 basis point increase. Approximately two thirds of this improvement in the Company's consolidated gross profit margin, as a percentage of sales, is a result of increased gross profit margins in the Retail Food Division. The improvement in the Retail Food Division margin is a result of continuing programs begun in the prior year including implementation of new merchandising strategies, implementation of the Pueblo private label products program, greater use of the Company's distribution facilities and importing capabilities, and reduction of shrink. The remainder of the improvement in the Company's consolidated gross profit margin, as a percentage of sales, is attributed to increased sales in the Blockbuster Division.

         Selling, general and administrative expenses decreased by $31.2 million to $173.0 million from the prior year amount of $204.2 million, or 15.3%, primarily as a result of labor scheduling practices and other cost control programs reducing direct store selling expenses.

         Depreciation and amortization decreased $3.7 million from $40.2 million in fiscal 1998 to $36.5 million in fiscal 1999.

         Interest expense, net of interest and investment income, of $28.2 million decreased by $1.4 million, or 4.7%, as compared to fiscal 1998. The decrease is due to a decline in the interest expense as a result of the Refinancing Plan (see "Liquidity and Capital Resources"), and by an increase in investment income earned from maintaining larger investment balances.

         The increase in the income tax expense of $9.2 million was primarily the result of the tax effects of the $19.8 million increase in operating profit.

         Results for fiscal 1999 were net income for the year of $8.9 million compared to a $5.6 million loss for the prior year which included an extraordinary charge for early extinguishment of debt of $2.4 million.

Improvement in net income was $14.5 million.

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

         The discussion below, of sales, gross profit margin, selling, general and administrative expenses and depreciation and amortization is based on comparing operating results from the Continuing Business for fiscal 1998 to fiscal 1997.

         Net sales from the Continuing Business decreased by $74.9 million or 7.4% in fiscal 1998 compared to fiscal 1997. This net decrease includes a $12.1 million increase in Blockbuster sales and a $87.0 million decrease in supermarket sales. In fiscal 1998, same store sales, or sales for stores open in comparable 52-week periods for the Continuing Business, decreased by $93.7 million or 9.4%, as compared to a same store sales decline for the Continuing Business of $13.3 million or 1.4% in fiscal 1997. This decline reflected a same store sales decrease for the year of 10.2% in the Company's Puerto Rico supermarkets and a 3.9% decrease in the U.S. Virgin Islands supermarkets. Blockbuster operations experienced a same store sales decrease for fiscal 1998 of 4.5%. The decline in supermarket sales resulted from changes the Company has made in its promotional activities compared to the previous year, the disruption associated with converting the Pueblo Video Clubs to Blockbuster stores, and the continuous adverse effects of competitors' openings and remodelings. The basic change in the supermarket marketing efforts has been to improve profitability by promoting both selection and value across the merchandising mix rather than promotional items alone. The expansion of the Blockbuster chain, including promotional activity related to the conversion of the Company's remaining Pueblo Video Clubs to Blockbuster stores temporarily affected the sales performance of existing Blockbuster stores. Store sales were also impacted by a drought on the island of Puerto Rico in the summer of 1997 and the favorable impact on sales, in the prior year, of disaster relief funds as a result of hurricanes in the area. The water shortage as a result of the drought during the summer inhibited both the ease and sanitation aspects of home food preparation.

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

         Interest expense, net of interest and investment income, of $29.6 million decreased by $0.6 million, or 1.9%, as compared to fiscal 1998. This decrease is due to a decline in the average amount of borrowings outstanding during the period.

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

         On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85.0 million principal amount of Series C Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Old Bank Credit Agreement. In connection with the Refinancing Plan, the Company entered into the New Bank Credit Agreement, which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $14.3 million, as of January 30, 1999, the Company had borrowing availability on a revolving basis of $50.7 million under the New Bank Credit Agreement. At the date of this filing, the Company had no cash borrowings outstanding under the revolver of the New Bank Credit Agreement.

         Cash provided by operating activities was $1.3 million less than the prior year despite a $16.1 increase in EBITDA (as defined). This is due, primarily, to a $12.3 million increase in inventory and to the $2.2 million gain on sale disposal of property which gain was included in EBITDA (as defined) being included in cash flows from operating activities in the Statement of Cash Flows. The remaining $2.9 million is attributed to changes in working capital and long-term insurance reserves. The primary reasons for the $22.0 million improvement in net cash provided by operating activities in fiscal 1998 compared to fiscal 1997 were a $16.9 million increase in EBITDA (as defined) from the Continuing Business and a $8.2 million decrease in net cash outlays related to the closure of Florida operations.

         Net cash provided by (used in) investing activities was ($8.2) million, $0.2 million, and ($1.4) million in fiscal years 1999, 1998, and 1997, respectively. During fiscal year 1999, the Company invested $15.3 million in improvements to property and equipment offset by proceeds on disposal of assets, primarily from disposition of assets held for sale consisting of developed real estate. The Company received $10.0 million for its interest in two real estate properties from its closed Florida operations during fiscal 1998 compared to $11.8 million received from the sale of two Florida supermarkets and certain equipment during fiscal 1997. Total capital expenditures, net of proceeds from disposals, were $8.2 million, $9.9 million, and $14.4 million during fiscal years 1999, 1998, and 1997, respectively.

         Net cash used in financing activities was $ 0.6 million, $20.3 million, and $8.3 million in fiscal years 1999, 1998, and 1997, respectively. During fiscal year 1999 the only financing activity was payment of a portion of the capital lease obligations. During fiscal 1998 the Company entered into a Refinancing Plan on April 29, 1997 (as described above) which provided net proceeds of $73.9 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party. In addition, the Company, in December of 1997, paid $7.5 million of indebtedness payable to a Puerto Rico governmental agency.

         Working capital during fiscal 1999 increased by $25.1 million from a deficit of $23.5 million at the end of fiscal 1998 to positive working capital of $1.6 million at the end of fiscal 1999. Working capital during fiscal 1998 increased $32.7 million from a deficit of $56.2 million at the end of fiscal 1997 to a deficit of $23.5 million at the end of fiscal 1998. An increase in cash and cash equivalents and the repayment of certain obligations associated with the Refinancing Plan (described above) contributed to the increase in working capital.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of January 30, 1999. Management anticipates that the principal payments due in fiscal 2001 will be financed by operations.

         The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $6.5 million as of January 30, 1999 and is anticipated to be funded with cash provided by operating activities.

         Capital expenditures for fiscal 2000 are expected to be approximately $19 million. This capital program, (which is subject to continuing change and review) includes the remodeling of certain existing locations and updating of equipment and software.

         The Company expects to complete a sale and leaseback of seven of its properties in Puerto Rico and the U.S. Virgin Islands during the second quarter of fiscal 2000. This transaction is part of the Company's efforts to maximize its return on assets. The transaction is expected to generate approximately $30.0 million in cash.

         The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.

Impact of Inflation, Currency Fluctuations, and Market Risk

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

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 5-- Debt in the financial statements, the Company's long-term debt consists of: (i) senior notes of $265 million at a fixed rate of 9 1/2% due in 2003 and (ii) variable rate revenue bonds due in 2001 of $10 million upon which the weighted average interest rate was 4.43% and 4.42% at January 30, 1999 and January 31, 1998, respectively.

Forward Looking Statements

         Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) Company management's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, (3) the extent to which future operations may be inhibited by the hurricane, and (4) anticipated capital expenditures. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-26 and S-1 through S-4 appearing at the end of this report.

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


Directors
---------
Name                                         Age   Position
----                                         ---   --------

Gustavo A. Cisneros..........................53    Chairman of the Board; Member of the Executive Committee

William T. Keon, III.........................52    Director; President and Chief Executive Officer; Chairman
                                                     of the Executive Committee; Chairman of the Audit and
                                                     Risk Committee; Member of the Compensation and Benefits
                                                     Committee

David L. Aston...............................52    Director; Executive Vice President; President of Retail
                                                     Food Division

Steven I. Bandel.............................45    Director; Member of the Executive Committee; Chairman of
                                                     the Compensation and Benefits Committee

Guillermo A. Cisneros .......................27    Director

Cristina Pieretti............................47    Director

Alejandro Rivera.............................56    Director; Member of the Audit and Risk Committee; Member
                                                     of the Compensation and Benefits Committee

Executive Officers
------------------
William T. Keon, III.........................52    President and Chief Executive Officer

David L. Aston...............................52    Executive Vice President; President of Retail Food
                                                     Division

Daniel J. O'Leary............................52    Executive Vice President and Chief Financial Officer,
                                                     Assistant Secretary

Fernando J. Bonilla..........................38    Vice President, General Counsel and Secretary

Alicia Echevarria............................46    Vice President of Human Resources, Assistant Secretary


         Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been a direct or indirect beneficial owner of interests in and a director of certain companies that own or are engaged in a number of diverse commercial enterprises in Venezuela, the United States, Brazil, Chile and Mexico (the "Cisneros Group"), including the Company. He is a member of the board of directors of Univision Communications, Inc., Evenflo & Spalding Holdings Corporation and RSL Communications, Ltd.

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

         David L. Aston joined the Company in March 1997 as a Director, Executive Vice President and President of the Puerto Rico Food Division. In January 1998, Mr. Aston assumed responsibility for operations of the entire Retail Food Division. From June 1993 until the time he joined the Company, Mr. Aston served as president of Waldbaums and Superfresh Foods, units of the A&P Company, a supermarket chain in the New York area. Prior to June 1993, he served as Vice President of Merchandising and Operations for the Kroger Company.

         Steven I. Bandel has been a Director of the Company since the Acquisition. He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been actively involved in the operations and management of certain companies in the Cisneros Group, other than a period from February 1990 to May 1992 during which he was a partner in a Venezuelan investment banking firm.

         Guillermo A. Cisneros was appointed a Director in April, 1998. Since 1998 he has been Program Director for a non-profit educational television station in Caracas, Venezuela. Prior to 1998 he participated in several internships. He is the son of Gustavo Cisneros and the nephew of Ricardo Cisneros.

         Cristina Pieretti was appointed a Director in March 1997. During most of the last seven years, she has been actively involved in operations of companies in the Cisneros Group in areas related to consumer goods, retailing and telecommunications, other than a period from March 1995 to February 1997 during which she was a partner in a consulting firm.

         Alejandro Rivera has been a Director of the Company since April 1, 1997. He was previously a Director of the Company from the Acquisition until June 30, 1995. Since 1976, he has been actively involved in the operations and management of certain companies in the Cisneros Group. Mr. Rivera is also an Alternate Director of Univision Communications, Inc. Mr. Rivera is a member of the Audit and Risk Committee and of the Compensation and Benefits Committee.

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

         Fernando J. Bonilla joined the Company in September 1997 as Vice President, General Counsel and Secretary. Before joining the Company, Mr. Bonilla served as General Counsel and Secretary to the Board of Directors of the Puerto Rico Maritime Shipping Authority and a junior partner of Fiddler Gonzalez and Rodriguez, a law firm in Puerto Rico.

         Alicia Echevarria joined the Company in April 1996 as Vice President of Human Resources for the Puerto Rico Division. In March 1997 she became Assistant Secretary to the Company. Prior to joining the Company, she was Director of Human Resources for R.J. Reynolds Tobacco Company (Inc.) in Puerto Rico, where she was employed for 15 years.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or distributed by the Company through January 30, 1999 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the four most highly compensated executive officers of the Company serving at January 30, 1999.

                          SUMMARY COMPENSATION TABLE


                                                       Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)

                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III,             1999        360,000      715,000     22,014(2)     32,586(1)
   President and Chief            1998        340,015      328,288     21,647(2)     20,049(1)
   Executive Officer              1997        107,778       94,100         --         6,056(1)

David L. Aston

   Executive Vice President;      1999        289,279      347,515     15,461(3)     19,104(1)
   President, Puerto Rico         1998        243,270       97,308      8,636(3)      7,996(1)
   Division (Started 3/17/97)

Daniel J. O'Leary                 1999        232,452      279,231     13,920(4)         --
   Executive Vice President;      1998        138,462       55,758      5,320(4)         --
   Chief Financial Officer
   (Started 6/23/97)

Alicia Echevarria                 1999        135,000       81,075     10,105(5)         --
   Vice President of Human        1998        132,500       29,450      8,670(5)         --
   Resources (Started 4/22/96)    1997         96,154       19,230      6,000(5)         --

Filiberto Berrios                 1999        129,568       54,828     10,958(6)         --
   Senior Vice President;         1998        132,500       19,700      7,905(6)         --
   President of Blockbuster       1997        115,000       31,900      8,022(6)         --
   Division

NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $9,976 and $10,022 and an automobile allowance in the amount of $12,038 and $11,625 for fiscal 1999 and 1998, respectively.

(3) Includes costs related to the reimbursement of executive medical expense of $4,723 and $4,636 and an automobile allowance in the amount of $10,738 and $4,000 for fiscal 1999 and 1998, respectively.

(4) Includes costs related to the reimbursement of executive medical expense of $3,832 and $1,570 and an automobile allowance in the amount of $10,088 and $3,750 for fiscal 1999 and 1998, respectively.

(5) Includes costs related to the reimbursement of medical expenses of $1,630 and $720 in fiscal 1999 and 1998, respectively. Also includes automobile allowances in the amounts of $8,475, $7,950 and $6,000 in fiscal 1999, 1998 and fiscal 1997, respectively.

(6) Includes costs related to the reimbursement of medical expenses of $2,345, $1,280, and $1,522 in fiscal 1999, 1998, and 1997, respectively. Also includes automobile allowances in the amount of $8,613 and $6,625 in fiscal 1999 and 1998, respectively, and $6,500 for fiscal 1997.

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

Table 1. Retirement Plan


                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                       ---------------------------------------------------------------------------
125,000............    6,250    12,500      18,750     25,000     31,250     37,500     43,750

150,000............    7,500    15,000      22,500     30,000     37,500     45,000     52,500

175,000............    8,000    16,000      24,000     32,000     40,000     48,000     56,000

Table 2. Supplemental Executive Retirement Plan


                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                      ---------------------------------------------------------------------------
125,000..............      --      9,069    21,569     34,069     27,819     21,569     15,319
150,000..............      --     14,069    29,069     44,069     36,569     29,069     21,569
175,000..............   2,319     20,569    38,819     57,069     49,069     41,069     33,069
200,000..............   6,069     28,069    50,069     72,069     64,069     56,069     48,069
225,000..............   9,819     35,569    61,319     87,069     79,069     71,069     63,069
250,000..............  13,569     43,069    72,569    102,069     94,069     86,069     78,069
275,000..............  17,319     50,569    83,819    117,069    109,069    101,069     93,069
300,000..............  21,069     58,069    95,069    132,069    124,069    116,069    108,069
325,000..............  24,819     65,569   106,319    147,069    139,069    131,069    123,069
350,000..............  28,569     73,069   117,569    162,069    154,069    146,069    138,069
375,000..............  32,319     80,569   128,819    177,069    169,069    161,069    153,069
400,000..............  36,069     88,069   140,069    192,069    184,069    176,069    168,069
425,000..............  39,819     95,569   151,319    207,069    199,069    191,069    183,069
450,000..............  43,569    103,069   162,569    222,069    214,069    206,069    198,069
475,000..............  47,319    110,569   173,819    237,069    229,069    221,069    213,069
500,000..............  51,069    118,069   185,069    252,069    244,069    236,069    228,069

         Compensation covered by the qualified Retirement Plan is equal to the total compensation (excluding compensation attributable to the redemption of certain stock options) paid to an employee during a plan year prior to any reduction under a salary reduction agreement entered into by the employee pursuant to a plan maintained by the employer which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), or pursuant to a plan maintained by the employer which qualifies under Section 125 of the Code. Compensation in excess of $160,000 shall be disregarded, provided, however, that such $160,000 limitation shall be adjusted at the same time and in such manner as the maximum compensation limit is adjusted under Section 401(a)(17) of the Code.

         Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $160,000 limit is not applicable.

         The estimated years of credited service and age, respectively, for purposes of calculating benefits through January 30, 1999 for Mr. Keon is five and 52, respectively, for Mr. Aston is two and 52, respectively, for Mr. O'Leary is two and 52, respectively, and for Ms. Echevarria is three and 46, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table.

Compensation Committee Interlocks and Insider Participation

         Messrs. Keon, Bandel, and Rivera served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the fiscal years ended January 30, 1999 and January 31, 1998. Mr. Keon also served as an officer of the Company during the fiscal year ended January 31, 1998.

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


                                                         Shares
                                                   Beneficially Owned
                                     ---------------------------------------------
       Name and Address                  Number                      Percent
---------------------------------    --------------------       ------------------
   Bothwell Corporation
   c/o Finser Corporation
      550 Biltmore Way, 9th Floor
      Coral Gables, FL 33134               996                         99.6%

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (A)  Documents filed as part of this report:                             Page

     (1)  Consolidated Financial Statements:

          Independent Auditors' Report                                     F - 1

          Consolidated Balance Sheets as of January 30, 1999 and
             January 31, 1998                                              F - 2

          Fiscal years ended January 30, 1999, January 31, 1998, and January
             25, 1997:

              Consolidated Statements of Operations                        F - 4
              Consolidated Statements of Cash Flows                        F - 5
              Consolidated Statements of Stockholder's Equity              F - 6

          Notes to Consolidated Financial Statements        F - 7 through  F -26

      (2) Financial Statement Schedules:

          Schedule II - Financial Information of Registrant..... S-1 through S-3

          Schedule V - Valuation and Qualifying Accounts.................... S-4

      (3) Exhibits - None.


                                INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------             -------------------------------------------    -------------
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

        4.1                      SPECIMEN NOTE FOR COMPANY'S 9 1/2% SENIOR
                                 NOTES DUE 2003 (INCLUDED IN EXHIBIT 4.2)*

        4.2                      INDENTURE DATED AS OF JULY 28, 1993
                                 BETWEEN THE COMPANY AND UNITED STATES
                                 TRUST COMPANY OF NEW YORK, AS TRUSTEE*

        4.3                      SPECIMEN NOTE FOR THE COMPANY'S 9 1/2%
                                 SERIES C SENIOR NOTES DUE 2003 (INCLUDED
                                 IN EXHIBIT 4.4)

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

                                               PUEBLO XTRA INTERNATIONAL, INC.

Dated:  April 21, 1999                         /s/ Daniel J. O'Leary
                                               --------------------------------
                                               Daniel J. O'Leary,
                                               Executive Vice President
                                                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
----------------                ------------------------------    ------------

/s/ Gustavo A. Cisneros         Chairman of the Board
-----------------------------
Gustavo A. Cisneros



/s/ William T. Keon, III        Director; President; and Chief
-----------------------------   Executive Officer
William T. Keon, III



/s/ Daniel J. O'Leary           Executive Vice President and Chief
-----------------------------   Financial Officer
Daniel J. O'Leary



/s/ Robert F. Kendall           Controller
-----------------------------
Robert F. Kendall, CPA



/s/ David L. Aston              Director
-----------------------------
David L. Aston



/s/ Steven I. Bandel            Director
-----------------------------
Steven I. Bandel



/s/ Guillermo A. Cisneros       Director
----------------------------
Guillermo A. Cisneros



/s/ Cristina Pieretti           Director
----------------------------
Cristina Pieretti



/s/ Alejandro Rivera            Director
----------------------------
Alejandro Rivera


                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Pueblo Xtra International, Inc.

San Juan, Puerto Rico

         We have audited the accompanying consolidated balance sheets of Pueblo Xtra International, Inc. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pueblo Xtra International, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 19, 1999

                      CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                         (Dollars in thousands)


                                                        January 30,        January 31,
                                                           1999               1998
                                                      -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $   55,500         $   28,770
   Accounts receivable                                       4,715              2,845
   Inventories                                              60,189             55,945
   Assets held for sale                                         --              4,711
   Prepaid expenses                                          8,163             10,461
   Deferred income taxes                                     5,338              6,993
                                                         ---------          ---------
   TOTAL CURRENT ASSETS                                    133,905            109,725
                                                         ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                    16,499             16,143
   Buildings and improvements                               64,128             63,936
   Furniture, fixtures and equipment                       113,673            102,799
   Leasehold improvements                                   37,417             36,214
   Construction in progress                                  4,786              5,191
                                                         ---------          ---------
                                                           236,503            224,283
   Less accumulated depreciation and amortization          114,912             97,419
                                                         ---------          ---------
                                                           121,591            126,864
   Property under capital leases, net                        8,269              8,980
                                                         ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                            129,860            135,844

GOODWILL, net of accumulated amortization of $28,113 at
   January 30, 1999 and $23,082 at January 31, 1998        173,605            178,636
DEFERRED INCOME TAX                                          7,006             11,145
TRADE NAMES                                                 29,838             30,704
DEFERRED CHARGES AND OTHER ASSETS                           32,788             36,122
                                                         ---------          ---------
   TOTAL ASSETS                                          $ 507,002          $ 502,176
                                                         =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except share data)


                                                        January 30,        January 31,
                                                           1999               1998
                                                      -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                    $   74,604         $   69,340
   Accrued expenses                                        43,545             51,584
   Salaries, wages and benefits payable                    13,535             11,701
   Current obligations under capital leases                   643                635
                                                       -----------        -----------
   TOTAL CURRENT LIABILITIES                              132,327            133,260

LONG-TERM DEBT                                             10,000             10,000
NOTES PAYABLE                                             258,475            257,428
CAPITAL LEASE OBLIGATIONS, net of current portion           6,914              7,513
RESERVE FOR SELF-INSURANCE CLAIMS                           9,896             11,206
DEFERRED INCOME TAXES                                      28,539             24,985
OTHER LIABILITIES AND DEFERRED CREDITS                     24,669             30,479
                                                       -----------        -----------
   TOTAL LIABILITIES                                      470,820            474,871
                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                    --                 --
   Additional paid-in capital                              91,500             91,500
   Accumulated deficit                                    (55,318)           (64,195)
                                                       -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                              36,182             27,305
                                                       -----------        -----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $  507,002         $  502,176
                                                       ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)


                                                                Fiscal
                                               ---------------------------------------
                                                  1999          1998          1997
                                               ----------    ----------    -----------
Net sales                                      $ 784,774     $ 938,506     $1,020,056
Cost of goods sold                               528,395       667,043        760,329
                                               ----------    ----------    -----------
   GROSS PROFIT                                  256,379       271,463        259,727

OPERATING EXPENSES
Selling, general and administrative expenses     172,964       204,185        213,485
Depreciation and amortization                     36,529        40,175         41,128
Division closure costs                                --            --          4,160
                                               ----------    ----------    -----------
   OPERATING PROFIT, (LOSS)                       46,886        27,103            954

Sundry, net                                           --           (36)           122
                                               ----------    ----------    -----------

   INCOME, (LOSS), BEFORE INTEREST,
      INCOME TAXES AND EXTRAORDINARY ITEM         46,886        27,067          1,076

Interest expense on debt                         (28,556)      (29,367)       (29,306)
Interest expense on capital lease obligations     (1,000)       (1,160)        (1,152)
Interest and investment income, net                1,379           910            276
                                               ----------    ----------    -----------
   INCOME (LOSS) BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                          18,709        (2,550)       (29,106)

Income tax (expense), benefit                     (9,832)         (583)         9,535
                                               ----------    ----------    -----------
   LOSS BEFORE EXTRAORDINARY ITEM                  8,877        (3,133)       (19,571)
                                               ----------    ----------    -----------
Extraordinary Item:  Loss on early
   extinguishment of debt, net of deferred
   income taxes of $1,567                             --        (2,444)            --
                                               ----------    ----------    -----------
   NET INCOME (LOSS)                           $   8,877     $  (5,577)    $  (19,571)
                                               ==========    ==========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)


                                                                                    Fiscal
                                                                      -----------------------------------
                                                                         1999        1998        1997
                                                                      ----------  ----------  -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $  8,877    $ (5,577)   $ (19,571)
    Adjustments to reconcile net loss to net cash
       provided by operating activities, net of
       effects of disposal of Florida retail operations:
       Extraordinary loss on early extinguishment of debt                   --       2,444           --
       Division closure and corporate restructuring charges                 --          --        4,160
       Depreciation and amortization of property and equipment          20,782      23,855       25,528
       Amortization of intangible and other assets                      15,747      16,321       15,600
       Deferred income taxes                                             9,349         230       (9,259)
       (Gain) loss on disposal of property and equipment, net           (2,182)       (273)       2,395
       Amortization of bond discount                                     1,047         716           --
       (Increase) decrease in deferred charges and other assets          1,499      (1,543)       2,401
       (Decrease) increase in reserve for self-insurance claims         (1,310)       (995)         896
       (Decrease) increase in other liabilities and deferred credits    (2,221)       (500)         161
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                    (1,566)      1,598        2,621
          Increase in inventories                                      (12,259)     (5,039)      (3,995)
          (Increase) decrease in prepaid expenses                        2,298         (33)         278
          Increase (decrease) in accounts payable and accrued expenses    (941)     10,300        6,427
          Decrease in income taxes payable                                  --        (110)         (20)
                                                                     ---------   ---------   ----------
                                                                        39,120      41,394       27,622
       Decrease attributable to disposal of Florida retail operations   (3,590)     (4,616)     (12,810)
                                                                     ---------   ---------   ----------
       Net cash provided by operating activities                        35,530      36,778       14,812
                                                                     ---------   ---------   ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                (15,271)    (10,938)     (14,455)
    Proceeds from disposal of property and equipment                     7,062       1,036           59
    Proceeds from sales of marketable securities                            --          89        1,415
    Proceeds from disposal of Florida retail operations                     --      10,000       11,840
    Purchases of marketable securities                                      --          --         (223)
                                                                     ---------   ---------   ----------
       Net cash provided by, (used in), investing activities            (8,209)        187       (1,364)
                                                                     ---------   ---------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payment from notes payable to a related party                 --     (10,000)          --
    Principal payments on long-term debt                                    --     (68,727)     (29,214)
    Principal payments on short-term debt                                   --     (21,750)          --
    Principal payments on capital lease obligations                       (591)       (579)      (1,084)
    Proceeds from long-term borrowing                                       --      80,713           --
    Proceeds from notes payable to a related party                          --          --       10,000
    Net increase in note payable to bank syndicate                          --          --        7,000
    Proceeds from capital contribution                                      --          --        5,000
                                                                     ---------   ---------   ----------
       Net cash used in financing activities                              (591)    (20,343)      (8,298)
                                                                     ---------   ---------   ----------
 Net increase in cash and cash equivalents                              26,730      16,622        5,150

 Cash and cash equivalents at beginning of year                         28,770      12,148        6,998
                                                                     ---------   ---------   ----------
 Cash and cash equivalents at end of year                            $  55,500   $  28,770   $   12,148
                                                                     =========   =========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
            PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)


                                              Additional                         Total
                                   Common      Paid-in       Accumulated     Stockholder's
                                   Stock       Capital         Deficit          Equity
                                  ---------  ------------   -------------   ---------------
Balance at January 27, 1996       $     --   $   86,500     $   (39,047)    $    47,453
   Capital contribution                 --        5,000              --           5,000
   Net loss for the year                --           --         (19,571)        (19,571)
                                  ---------  -----------    -------------   -------------
Balance at January 25, 1997             --       91,500         (58,618)         32,882

   Net loss for the year                --           --          (5,577)         (5,577)
                                  ---------  -----------    -------------   -------------
Balance at January 31, 1998             --       91,500         (64,195)         27,305

   Net income for the year              --           --           8,877           8,877
                                  ---------  -----------    -------------   -------------
Balance at January 30, 1999        $    --   $   91,500     $   (55,318)    $    36,182
                                  =========  ===========    =============   =============


          The accompanying notes are an integral part of these consolidated financial statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (the "Company"). The Company operated retail supermarkets and video rental locations in Puerto Rico and the U. S. Virgin Islands during fiscal 1999. Intercompany accounts and transactions are eliminated in consolidation.

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday in January. Accordingly, fiscal year 1999 ended on January 30, 1999, fiscal 1998 ended on January 31, 1998, and fiscal 1997 ended on January 25, 1997. Fiscal 1998 comprised 53 weeks, all other noted fiscal years comprised 52 weeks.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

         Goodwill represents the excess of cost over the estimated fair value of the net tangible and other intangible assets acquired in connection with the transaction described in Note (3)-- Goodwill. Goodwill and other intangibles are being amortized using the straight-line method over periods not exceeding 40 years. The Company periodically evaluates the carrying amount of goodwill and other intangibles to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flows method (which includes evaluating the probability that estimated undiscounted cash flows from related operations will be less than the carrying amount of goodwill and other long-lived assets), the Company believes there is no impairment to goodwill and other intangibles.

Self-Insurance

         The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $250,000 per occurrence for general liability and certain workers compensation. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was $6.5 million at January 30, 1999 and January 31, 1998 and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was $2.5 million and $1.8 million at January 30, 1999 and January 31, 1998 and is also included in the consolidated balance sheets as accrued expense.

Pre-Opening Expenses

         Through January 30, 1999, store pre-opening expenses are charged to operations in the month the stores are opened.

Advertising Expenses

         Advertising expenses are charged to operations as they are incurred. During fiscal 1999, fiscal 1998, and fiscal 1997, advertising expenses were $11.9 million, $9.3 million, and $11.0 million, respectively.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Post Employment Benefits

         The Company currently has a policy which provides severance benefits to certain of its salaried employees. However, the Company cannot reasonably estimate post employment benefits, including severance benefits, on an ongoing basis, therefore these costs are charged to expense only when the probability of payment and the amount of such payment can be reasonably determined.

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

New Accounting Pronouncements

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and require that those companies report selected information about segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers and superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has historically reported its information under one segment. This standard requires the Company to report financial information consistent with how the business is

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

managed.  The Company adopted this standard in fiscal 1999 (See Note 14).

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provided guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect the adoption of SOP 98-1 to have a significant impact on the Company's consolidated financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 establishes accounting standards for the reporting of certain costs associated with the start-up of operations, lines of business, etc. SOP 98-5 requires that costs of start-up activities, including organizational costs, be expenses as incurred and that in the year of adoption, start-up costs recorded should be expensed. SOP 98-5 is effective for fiscal years beginning subsequent to December 15, 1998. The impact of this will be that all expenses of any future stores to be opened will be expensed as expenses are incurred rather than in the month in which the store opens. Management does not expect the adoption of SOP 98-5 to have a significant impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not deal with derivative instruments and does not engage in hedging activities and expects no impact from adoption of SFAS No. 133.

Reclassifications

         Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- DIVISION CLOSURE COSTS

         During January 1996, management implemented several strategic measures. These measures included the disposal of the Company's Florida retail operations (the "Florida Disposal") and a restructuring of certain operating functions which significantly changed the direction of the Company. The Florida Disposal eliminated one of three operating regions, including the complete elimination of the business and the employees that comprised such business. The losses related to the Florida Disposal are reflected in the Statement of Operations as "Division Closure Costs."

         The Florida Disposal included the closing of all eight supermarkets (three of which are owned) and a warehouse and distribution center in Florida, whether by sale or abandonment, which was completed in the first quarter of fiscal 1997. In fiscal 1997, the Company sold one location and the lease rights to another location. The Company sold all related store equipment in prior years. In fiscal 1999 the Company sold another location and in fiscal 2000 the final location was sold.

         During fiscal 1997, the Company recorded $4.2 million in charges as a result of a revision in the estimated fair value of the remaining properties held for sale.

NOTE 3 -- GOODWILL

         On July 28, 1993, the Company acquired all of the outstanding shares of the common stock of Pueblo International, Inc. and subsidiaries for an aggregate purchase price of $283.6 million plus transaction costs. The shares were acquired from an investor group including affiliates of Metropolitan Life Insurance Company, The First Boston Corporation and certain current and former members of the Company's management and its Board of Directors.

         The acquisition of shares was accounted for as a purchase effective July 31, 1993. Accordingly, the costs of the transaction were allocated to the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $210.2 million was recognized as goodwill and is being amortized over 40 years.

NOTE 4 -- INVENTORIES

         The cost of approximately 80% and 75% of total inventories at January 30, 1999 and January 31, 1998, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was $2.2 million and $1.8 million as of January 30, 1999 and January 31, 1998, respectively.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- DEBT

         Total debt consists of the following (in thousands):


                                              January 30,     January 31,
                                                  1999           1998
                                              -----------    -----------
Senior notes due 2003, net of unamortized
   discount of $ 6,525 and $7,572 in 1999
   and 1998, respectively                     $  258,475     $  257,428

Payable to a Puerto Rico governmental
   agency                                         10,000         10,000
                                              ------------   ------------
                                              $  268,475     $  267,428
                                              ============   ============

         In 1993 the Company issued $180 million in 10-year, 9 1/2% senior notes (the "Notes"). On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Series B Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under the Bank Credit Agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). The weighted average interest rate on the previous credit facility, which approximates that of short-term borrowings under the revolving facility, was 8.52% during fiscal 1998.

         In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility (the "New Credit Facility") with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $14.3 million, as of January 30, 1999, the Company has borrowing availability on a revolving basis of $50.7 million under the New Bank Credit Agreement. In fiscal year 1998, this transaction resulted in an extraordinary charge of $2.4 million, net of deferred income taxes of $1.6 million, by reason of early extinguishment of debt. The Company pays a fee of .50% per annum on unused commitments under the $65.0 million revolving facility. Interest on the New Credit Facility fluctuates based on the availability of Section 936 funds in Puerto Rico, Euroloan rates and the prime rate. As of January 30, 1999, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- DEBT (Continued)

         Also in connection with the Refinancing Plan, on April 29, 1997, the Company satisfied $10.0 million of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.

         The New Credit Facility is collateralized by a pledge of the assets of the Company, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The Company is required, under the terms of the New Credit Facility, to meet certain financial covenants which include minimum consolidated net worth levels, interest and fixed charges coverage ratios and minimum EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization as defined in the credit agreement). The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends.

         The Notes and Series C Senior Notes, which mature on August 1, 2003, are general unsecured obligations of the Company subordinate in right of payment to all existing and future liabilities (including, without limitation, obligations under the New Credit Facility) of its subsidiaries. The Notes and Series C Senior Notes may be called by the holders of the notes at 101% in the event of a change in control of the Company (as defined in the indenture). The Notes and Series C Senior Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. The Notes and Series C Senior Notes bear interest at 9.50% per annum which is payable semiannually on February 1st and August 1st. Terms of the Notes and Series C Senior Notes include covenants which restrict the Company and its subsidiaries from engaging in certain activities and transactions.

         Outstanding borrowings from a governmental agency of the Commonwealth of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of fiscal year end 1999 and 1998. The bonds, which bear interest at variable rates based on an index of tax-exempt borrowing, have a weighted average interest rate of 4.43% and 4.22% at January 30, 1999 and January 31, 1998, respectively. A principal payment of $7.5 million was made in fiscal 1998 and another principal payment in fiscal 2001 for $10 million is due, which correspond to the maturity dates of the bonds. Payment of the bonds is guaranteed by standby letters of credit totaling $10.2 million, issued under the $65.0 million revolving credit facility discussed above.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- DEBT (Continued)

         Annual maturities of the Company's debt are as follows (in thousands):

           Fiscal Year                         Amount
          -------------                      ----------
              1999                           $      0
              2000                                  0
              2001                             10,000
              2002                                  0
              2003                                  0
              2004 and thereafter             258,475
                                             ---------
              Total                          $268,475
                                             =========

         Total interest paid on debt was $25.6 million, $14.1 million, $34.5 million for fiscal 1999, fiscal 1998, and fiscal 1997, respectively. Interest payable as of January 30, 1999 and January 31, 1998 was $12.5 million and $12.6 million, respectively.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- LEASES AND LEASEHOLD INTERESTS (Continued)

         The major classes of property recorded as property and equipment under capital leases are as follows (in thousands):


                                       January 30,         January 31,
                                          1999                1998
                                     ---------------     --------------
Real estate                            $   12,113          $   12,295
Machinery and equipment                        --                  90
                                     ---------------     --------------
                                           12,113              12,385
Less accumulated amortization               3,844               3,405
                                     ---------------     --------------
Property under capital leases, net      $   8,269           $   8,980
                                     ===============     ==============

         Amortization of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statement of operations. Minimum rentals under noncancelable leases at January 30, 1999 are as follows (in thousands):

                                      Capital      Operating     Operating
                                      Leases         Leases        Leases
       Fiscal Year                  (As Lessee)   (As Lessee)   (As Lessee)
--------------------------------   ------------  ------------  ------------
2000                                 $  1,524      $ 10,647      $  1,086
2001                                    1,524         9,947           934
2002                                    1,455         9,271           756
2003                                    1,367         8,136           524
2004                                    1,337         7,416           335
2005 and thereafter                     7,033        70,798         1,255
                                   ------------  ------------  ------------
                                       14,240      $116,215      $  4,890
                                                 ============  ============
Less executory costs                       64
                                   -----------
   Net minimum lease payments          14,176
Less amount representing interest       6,619
                                   -----------
Present value of net minimum lease
   payments under capital lease       $ 7,577
                                   ===========
Total minimum sublease rentals
   to be received in the future       $   678      $  8,338
                                   ===========   ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- LEASES AND LEASEHOLD INTERESTS (Continued)

         Rent expense and the related contingent rentals under operating leases were $13.2 million and $0.3 million for fiscal 1999, respectively, $12.3 million and $0.4 million for fiscal 1998, respectively, and $11.9 million and $0.6 million for fiscal 1997, respectively

         Contingent rentals under capital leases, which are directly related to sales, were $0.2 million for fiscal 1999 and $0.3 million for fiscal 1998 and fiscal 1997. Interest paid on capital lease obligations was $1.0 million for fiscal 1999, $1.2 million for fiscal 1998, and $1.2 million for fiscal 1997.

         Sublease rental income for operating and capital leases was $ 3.1 million for fiscal 1999, $2.6 million for fiscal 1998, and $1.9 million for fiscal 1997.

NOTE 7 -- STOCKHOLDER'S EQUITY

         Authorized common stock of the Company consists of 200 shares of $.10 par value, all of which are issued and outstanding and held by Holdings as of January 30, 1999 and January 31, 1998.

         During April 1996, the Company received additional capital of $5.0 million from its parent company, Holdings, which it used to reduce the amounts outstanding under its term in the Old Bank Credit Agreement.

NOTE 8 -- INCOME TAXES

         As described in Note (1)-- Significant Accounting Policies, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 8 -- INCOME TAXES (Continued)

         The components of income tax expense (benefit), excluding extraordinary items, are as follows (in thousands):


                           Fiscal           Fiscal         Fiscal
                            1999             1998           1997
                         -----------     -----------    ------------
Current
   Federal                $     53        $     (40)     $    (383)
   State                         7                1           (387)
   U.S. Possessions            423              392            494
                         -----------     -----------    ------------
                               483              353           (276)
                         -----------     -----------    ------------
Deferred
   Federal                   3,083            2,608           (312)
   State                        69             (124)         1,095
   U.S. Possessions          6,197           (2,254)       (10,042)
                         -----------     -----------    ------------
                             9,349              230         (9,259)
                         -----------     -----------    ------------
     Total income tax
     expense (benefit)    $  9,832        $     583       $ (9,535)
                         ===========     ===========    ============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 8 -- INCOME TAXES (Continued)

         The significant components of the net deferred tax liabilities are as follows (in thousands):


                                           January 30,      January 31,
                                              1999             1998
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $   6,941        $   7,699
   Employee benefit plans                      6,467            6,426
   Property and equipment                      2,704            3,578
   Reserve for closed stores                   1,113            2,312
   Accrued expenses and other liabilities
      and deferred credits                     3,928                -
   Other operating loss and tax credit
      carry forwards                           4,455           11,342
   All other                                     922            5,827
                                         ---------------  --------------
      Total deferred tax assets               26,530           37,184
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                    (16,440)         (17,195)
   Tradenames                                (11,927)         (12,273)
   Operating leases                           (6,495)          (7,006)
   Inventories                                (4,268)          (4,324)
   Other assets                               (2,056)          (2,137)
   Accrued expenses and other liabilities
      and deferred credits                    (1,540)          (1,096)
                                         ---------------  --------------
    Total deferred tax liabilities           (42,726)         (44,031)
                                         ---------------  --------------
      Net deferred tax liabilities         $ (16,196)       $  (6,847)
                                         ===============  ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 8 -- INCOME TAXES (Continued)

         A reconciliation of the difference between actual income tax, expense (benefit), and income taxes computed at U. S. Federal statutory tax rates is as follows (in thousands):

                                     Fiscal        Fiscal       Fiscal
                                      1999          1998         1997
                                   -----------  -----------  -----------
U.S. Federal Statutory rate of
   35% applied to pretax loss       $   6,548     $   (892)   $ (10,187)
Effect of varying rates
   applicable in other taxing
   jurisdictions                          663         (219)        (992)
Amortization of goodwill                1,761        1,761        1,761
State and local taxes                      53         (141)         708
Alternative minimum taxes                 413           --           --

Branch taxes (possession -
   US/VI)                                  92           79           76
All others, net                           302           (5)        (901)
                                   -----------  -----------  -----------
Income tax expense (benefit)        $   9,832     $    583    $  (9,535)
                                   ===========  ===========  ===========

         The Company's operations are located in U. S. possessions where they are subject to U. S. and local taxation.

         As of January 30, 1999, the Company has unused net operating loss carryforwards of $ 0.9 million, $6.1 million and $0.9 million available to offset future taxable income in Puerto Rico, the United States, and the U. S. Virgin Islands through fiscal years 2004, 2011 and 2019 respectively.

         The Company has unused investment tax credits of approximately $0.7 million available to offset future United States income tax liabilities. Such investment tax credits expire as follows: 2000 - $447,000; 2001 - $228,000; and 2002 - $20,000. Utilization of the investment tax credit carryforward may be limited each year.

         The Company also has unused alternative minimum tax credits in the amount of $0.4 million and $0.1 million to offset future income tax liabilities in Puerto Rico and the United States, respectively. These credits are carried forward indefinitely.

         Total income taxes paid were $0.05 million during fiscal 1999, $0.6 million for fiscal 1998, and $0.5 million for fiscal 1997.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9 -- RETIREMENT BENEFITS

         The Company has a noncontributory defined benefit plan (the "Retirement Plan") covering substantially all full-time and certain part-time associates. Retirement Plan benefits are based on years of service and a base level of compensation. The Company funds Retirement Plan costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Retirement Plan assets consist primarily of stocks, bonds and U. S. Government securities. Full vesting for the Retirement Plan occurs upon the completion of five years of service.

         Net pension cost under the Retirement Plan includes the following components (in thousands):

                                     Fiscal        Fiscal       Fiscal
                                      1999          1998         1997
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,370    $   1,443    $   1,556
Interest cost on projected
   benefit obligation                   1,433        1,452        1,512
Expected return on plan
   assets                              (1,157)      (1,083)      (1,121)
Net amortization and
   deferrals                               (6)          (6)         (97)
                                   -----------  -----------  -----------
   NET PENSION COST                 $   1,640    $   1,806     $  1,850
                                   ===========  ===========  ===========

         The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 6.75% for fiscal 1999 and 7.5% and 5.0%, respectively, for fiscal 1998 and 1997. The average expected long-term rate of return on plan assets is 9.0% for the three-year period.





                                     F-20-

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9 -- RETIREMENT BENEFITS (Continued)

The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows (in thousands):


                                                       January 30,      January 31,
                                                          1999             1998
                                                     ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
     vested benefits of $16,693 at January 30,
     1999 and $14,315 at January 31, 1998             $    18,117      $    15,533
                                                     ===============  ==============
Plan assets at fair value - beginning of the year     $    12,908      $    12,080
Actual return on plan assets                                1,690            2,104
Employer contributions                                      1,574            2,175
Benefits paid                                              (1,610)          (3,451)
                                                     ---------------  --------------
Plan assets at fair value - end of the year                14,562           12,908
                                                     ---------------  --------------

Projected benefit obligation for service
   rendered to date - beginning of the year               (20,190)         (20,449)
Service cost                                               (1,370)          (1,443)
Interest cost                                              (1,433)          (1,452)
Actuarial cost                                             (2,050)            (297)
Benefit paid                                                1,610            3,451
                                                     ---------------  --------------
Projected benefit obligation for service
   rendered to date - end of the year                     (23,433)         (20,190)
                                                     ---------------  --------------
      FUNDED STATUS                                        (8,871)          (7,282)

Unrecognized net gain                                        (474)          (1,991)
Unrecognized prior service cost                               (67)             (73)
                                                     ---------------  --------------
      NET PENSION LIABILITY                            $   (9,412)      $   (9,346)
                                                     ===============  ==============

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9 -- RETIREMENT BENEFITS (Continued)

         Net pension cost under the Supplemental Plan includes the following components (in thousands):

                                        Fiscal        Fiscal       Fiscal
                                         1999          1998         1997
                                      -----------  -----------  -----------
Service cost - benefits earned
   during the period                   $    150     $    124    $    98
Interest cost on projected
   benefit obligation                       309          317         328
Net amortization and deferrals              (94)         (83)        (68)
                                      -----------  -----------  -----------
      NET PENSION COST                 $    365     $    358     $   358
                                      ===========  ===========  ===========

         The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Supplemental Plan are 6.75% for fiscal 1999 and 7.5% and 5.0%, respectively, for fiscal 1998 and 1997.

The funded status and amounts recognized in the Company's consolidated balance sheets for the Supplemental Plan are as follows (in thousands):


                                                       January 30,      January 31,
                                                          1999             1998
                                                     ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $3,663 at January 30,
   1999 and $3,859 at January 31, 1998                $    3,678       $    3,872
                                                     ===============  ==============
Projected benefit obligation for service
   rendered to date                                   $   (4,179)      $   (4,306)
                                                     ---------------  --------------
      FUNDED STATUS                                       (4,179)          (4,306)
Unrecognized net gain                                     (1,347)          (1,534)
Unrecognized prior service cost                               37               44
                                                     ---------------  --------------
      NET PENSION LIABILITY                           $   (5,489)      $   (5,796)
                                                     ===============  ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9 -- RETIREMENT BENEFITS (Continued)

         Change in benefit obligations was as follows (in thousands):


                                                       January 30,      January 31,
                                                          1999             1998
                                                     ---------------  --------------
Benefit obligation as of beginning of the year        $   4,306        $   4,384
Service costs                                               150              124
Interest costs                                              309              317
Actuarial (gain) loss                                        86             (190)
Benefits paid                                              (672)            (329)
                                                     ---------------  --------------
Benefit obligation as of end of the year              $   4,179        $   4,306
                                                     ===============  ==============

         Change in plan assets were as follows (in thousands):


                                                       January 30,      January 31,
                                                          1999             1998
                                                     ---------------  --------------
Fair value of assets as of beginning of the year      $       0        $      0

Employer contribution                                       672             329
Benefits paid                                              (672)           (329)
                                                     ---------------  --------------
Fair value of assets as of end of the year            $       0        $      0
                                                     ===============  ==============

         The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico and the U. S. Virgin Islands. Contributions to this plan are at the discretion of the Board of Directors. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States. Expenses related to these plans, which are recognized in the year the cost is incurred, were $758,000 for fiscal 1999, $818,000 for fiscal 1998, and $728,000 for fiscal 1997.

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

         The estimated fair value of the Company's financial instruments are as follows (in thousands):


                                     January 30,             January 31,
                                        1999                    1998
                                 ----------------------  ---------------------
                                  Carrying      Fair       Carrying     Fair
                                   Amount       Value       Amount     Value
                                 ---------   ----------  ------------ --------
Cash and cash equivalents        $  55,500   $   55,500   $ 28,770   $  28,770
Debt                              (268,475)    (253,852)  (267,428)   (259,981)


NOTE 11 -- CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.

NOTE 12 -- CONTINGENCIES

         At January 30, 1999, the Company was party to various lawsuits arising in the ordinary course of business. Management believes there were no material contingencies as of January 30, 1999.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13 -- HURRICANE GEORGES

         Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, have been reopened. Since the storm, operations have been at varying degrees of full capacity depending on the extent of damage at each location and the extent to which public utilities were available in lieu of the Company's emergency power plants and water supplies at each location. These factors, continuing adverse weather, limited availability of merchandise due to storm damage at the Port of San Juan and recovery efforts continue to inhibit operations of both the Retail Food and Blockbuster divisions.

         The Company's insurance is expected to cover losses associated with the storm, including the retail value of lost inventory, the replacement cost of damaged or destroyed operating assets, recovery costs and the impact of business interruption. The Company does not expect to record any losses as a result of the hurricane. Any gains will be recorded at such time as the proceeds are realized. From the date of the storm through January 30, 1999 the Company's insurance carriers had advanced the Company $20 million.

NOTE 14 -- DISCLOSURE ON OPERATING SEGMENTS

         The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster video stores for Puerto Rico and the Virgin Islands operated through 44 Blockbuster stores, 42 of which are in Puerto Rico and 2 of which are in the Virgin Islands. Most of the Blockbuster stores are adjacent to or a separate section within a retail food supermarket. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 14 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                  Retail Food          Videotape            Total
                                  -----------          ---------            -----
Fiscal Year Ended 1999
Net sales                         $  723,802           $  60,972          $  784,774
Depreciation and amortization        (25,834)            (10,695)            (36,529)
Operating profit                      41,746               5,140              46,886
Total assets                         477,155              29,847             507,002
Capital expenditures                 (14,965)               (306)            (15,271)

Fiscal Year Ended 1998
Net sales                         $  890,391           $  48,115          $  938,506
Depreciation and amortization        (29,947)            (10,228)            (40,175)
Operating profit (loss)               23,711               3,392              27,103
Total assets                         469,004              33,172             502,176
Capital expenditures                  (5,807)             (5,131)            (10,938)

Fiscal Year Ended 1997
Net sales                         $  984,118           $  35,938          $ 1,020,056
Depreciation and amortization        (33,489)             (7,639)             (41,128)
Operating profit (loss)               (3,686)              4,640                  954
Capital expenditures                 (10,992)             (3,463)             (14,455)

         Because the Retail Food and Videotape Divisions are not segregated by corporate entity structure, the operating segment amounts shown above do not represent totals for any subsidiary of the Company and do not include the effects of intercompany eliminations. All overhead expenses including depreciation on assets of administrative departments are allocated to operations. Retail Food loss in fiscal 1997 includes $4,160 of Division Closure Costs from closing Florida operations. Amounts shown in the total column above correspond to amounts in the consolidated financial statements.

                                                                    Schedule II

                        PUEBLO XTRA INTERNATIONAL, INC.
                      BALANCE SHEETS-PARENT COMPANY ONLY
                            (Dollars in thousands)


                                                        January 30,        January 31,
                                                           1999               1998
                                                      -------------      -------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                            $   12,697         $   12,588
   Interest receivables                                         --             13,792
   Prepaid expenses                                            158                158
                                                        -----------        -----------
   TOTAL CURRENT ASSETS                                     12,855             26,538
                                                        -----------        -----------

INVESTMENT IN SUBSIDIARIES                                  47,918             38,296
NOTE RECEIVABLE-MIRROR LOAN                                255,858            241,087
DEFERRED INCOME TAXES                                          726                299
DEFERRED CHARGES AND OTHER ASSETS                            3,166              3,867
                                                        -----------        -----------
  TOTAL ASSETS                                          $  320,523         $  310,087
                                                        ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

   Accrued expenses                                     $  12,520          $  12,586
   Intercompany payable, net                               13,346             12,768
                                                      -------------      -------------
  TOTAL CURRENT LIABILITIES                                25,866             25,354

NOTES PAYABLE                                             258,475            257,428
                                                      -------------      -------------
  TOTAL LIABILITIES                                       284,341            282,782
                                                      -------------      -------------
COMMITMENTS AND CONTINGENCIES                                  --                 --

STOCKHOLDER'S EQUITY

   Common stock                                                --                 --
   Additional paid-in capital                              91,500             91,500
   Retained earnings (accumulated deficit)                (55,318)           (64,195)
                                                      -------------      -------------
   TOTAL STOCKHOLDER'S EQUITY                              36,182             27,305
                                                      -------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $  320,523         $  310,087
                                                      =============      =============

                                (Continued)

                                                                    Schedule II

                        PUEBLO XTRA INTERNATIONAL, INC.
                  STATEMENT OF OPERATIONS-PARENT COMPANY ONLY
                            (Dollars in thousands)


                                                           1999         1998         1997
                                                      ----------   ----------   -----------
Interest income                                        $  25,744    $  24,039    $  17,653
Interest expense on debt                                 (26,856)     (24,891)     (17,711)
Selling, general and administrative expenses                 (59)          --          (16)
                                                       ----------   ----------   -----------
   LOSS BEFORE INCOME, TAXES AND
      EQUITY LOSSES FROM SUBSIDIARIES                     (1,171)        (852)         (74)

Income tax benefit (expense)                                 427          299          (14)
                                                       ----------   ----------   -----------
   LOSS BEFORE EQUITY LOSSES FROM
      SUBSIDIARIES                                          (744)        (553)         (88)

Equity gain (loss) from subsidiaries                       9,621       (5,024)     (19,483)
                                                       ----------   ----------   -----------
         NET INCOME (LOSS)                             $   8,877    $  (5,577)   $ (19,571)
                                                       ==========   ==========   ===========

                                       (Continued)

                                                                    Schedule II

                        PUEBLO XTRA INTERNATIONAL, INC.
                 STATEMENTS OF CASH FLOWS-PARENT COMPANY ONLY
                            (Dollars in thousands)


                                                                         1999        1998        1997
                                                                      ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $  8,877    $ (5,577)   $ (19,571)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      (Increase) decrease in deferred income taxes                        (427)       (299)          14
      Decrease in deferred charges and other assets                        701         704          703
      Amortization of bond discount                                         --         715           --
      Changes in operating assets and liabilities:
         (Increase) decrease in notes/accounts receivable                   --     (66,087)          97
         Decrease (increase) in prepaid expenses                            --         279         (279)
         (Increase) decrease in interest receivable, net                13,792      (5,160)          --
         Increase (decrease) in accounts payable and accrued expenses      (66)     12,586       (8,363)
         Increase in intercompany payable, net                             578       3,690        7,915
                                                                      ---------   ---------   ----------
      Net cash used in operating activities                             23,455     (59,149)     (19,484)
                                                                      ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investment in subsidiaries                     (9,622)      5,024        4,484
                                                                      ---------   ---------   ----------
      Net cash provided by investing activities                         (9,622)      5,024        4,484
                                                                      ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment from notes payable to a related party             (14,771)    (10,000)          --
   Proceeds from long-term borrowing                                        --      76,713           --
   Proceeds from notes payable to a related party                        1,047          --       10,000
   Proceeds from capital contribution                                       --          --        5,000
                                                                      ---------   ---------   ----------
      Net cash provided by financing activities                        (13,724)     66,713       15,000
                                                                      ---------   ---------   ----------
Net increase in cash and cash equivalents                                  109      12,588           --

Cash and cash equivalents at beginning of period                        12,588          --           --
                                                                      ---------   ---------   ----------
Cash and cash equivalents at end of period                            $ 12,697    $ 12,588    $      --
                                                                      =========   =========   ==========

                              (Concluded)

                Pueblo Xtra International, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts
            For the fiscal years ended January 30, 1999, January 31,
                           1998, and January 25, 1997


                             (Dollars in thousands)


                                    Balance at    Additions                    Balance
                                    Beginning     Charged to                   at End
                                     of Year/     Costs and                    of Year/
          Description                 Period       Expenses    Deductions (1)   Period (2)
-----------------------------      -----------   -----------  ---------------  -----------
Fiscal 1999
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  17,687     $   4,957     $   6,267      $  16,377

Fiscal 1998
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  18,929     $   6,241     $   7,483      $  17,687

Fiscal 1997
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  20,537     $   6,934     $   8,542      $  18,929


----------
(1) Amounts consist primarily of payments on claims.

(2) Amounts represent both the current and long-term portions.