Form 10-Q
period 1999-05-22
PUEBLO XTRA INTERNATIONAL INC
filed 1999-07-01
CIK 906307

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X]     Quarterly report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                    For the quarter ended May 22, 1999

    [ ]      Transition report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

         For the transition period from               to

                      Commission file number: 33-63372

                          PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                             65-0415593
   ------------------------------------   ------------------------------------
     (State or other jurisdiction of      (I.R.S. employer identification no.)
      incorporation or organization)

        1300 N.W. 22nd Street
       Pompano Beach, Florida                    33069
    ------------------------------------    -----------------------------
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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of July 1, 1999 -- 200.

                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                               Page(s)
                                                                               -------

Consolidated Balance Sheets -
         May 22, 1999 (Unaudited) and January 30, 1999 ....................       3-4

Consolidated Statements of Operations (Unaudited) -
         Sixteen weeks ended May 22, 1999
         and May 23, 1998  ................................................         5

Consolidated Statements of Cash Flows (Unaudited)-
         Sixteen weeks ended May 22, 1999
         and May 23, 1998  ................................................         6

Notes to Consolidated Financial Statements (Unaudited)  ...................       7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................      9-12


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................        12


                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


                                                    (Unaudited)        (Audited)
                                                      May 22,         January 30,
                                                       1999              1999
                                                    -----------       ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $ 30,816          $ 55,500
   Accounts receivable                                   6,809             4,715
   Inventories                                          62,553            60,189
   Prepaid expenses                                     15,343             8,163
   Deferred income taxes                                 5,669             5,338
                                                      --------          --------
   TOTAL CURRENT ASSETS                                121,190           133,905
                                                      --------          --------

PROPERTY AND EQUIPMENT
   Land and improvements                                16,499            16,499
   Buildings and improvements                           63,206            64,128
   Furniture, fixtures and equipment                   115,138           113,673
   Leasehold improvements                               37,790            37,417
   Construction in progress                              4,555             4,786
                                                      --------          --------
                                                       237,188           236,503
   Less accumulated depreciation
      and amortization                                 119,937           114,912
                                                      --------          --------
                                                       117,251           121,591
   Property under capital leases, net                    8,063             8,269
                                                      --------          --------
   TOTAL PROPERTY AND EQUIPMENT                        125,314           129,860

GOODWILL, net of accumulated amortization of
   $29,661 at May 22, 1999 and $28,113 at
   January 30, 1999                                    172,057           173,605
DEFERRED INCOME TAX                                      7,109             7,006
TRADE NAMES                                             29,572            29,838
DEFERRED CHARGES AND OTHER ASSETS                       31,753            32,788
                                                      --------          --------
   TOTAL ASSETS                                       $486,995          $507,002
                                                      ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)


                                                    (Unaudited)          (Audited)
                                                      May 22,           January 30,
                                                       1999                1999
                                                    ---------           -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $  70,187           $  74,604
   Accrued expenses                                      32,397              43,545
   Salaries, wages and benefits payable                   9,437              13,535
   Current obligations under capital leases                 668                 643
                                                      ---------           ---------
   TOTAL CURRENT LIABILITIES                            112,689             132,327

LONG-TERM DEBT                                           10,000              10,000
NOTES PAYABLE                                           258,825             258,475
CAPITAL LEASE OBLIGATIONS, net of
   current portion                                        6,700               6,914
RESERVE FOR SELF-INSURANCE CLAIMS                         7,524               9,896
DEFERRED INCOME TAXES                                    28,539              28,539
OTHER LIABILITIES AND DEFERRED CREDITS                   24,971              24,669
                                                      ---------           ---------
   TOTAL LIABILITIES                                    449,248             470,820
                                                      ---------           ---------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                  --                  --
   Additional paid-in capital                            91,500              91,500
   Accumulated deficit                                  (53,753)            (55,318)
                                                      ---------           ---------
   TOTAL STOCKHOLDER'S EQUITY                            37,747              36,182
                                                      ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $            486,995           $ 507,002
                                                      =========           =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                              (Dollars in thousands)


                                                               (Unaudited)
                                                         For the 16 Weeks Ended
                                                     --------------------------------
                                                     May 22, 1999        May 23, 1998
                                                     ------------        ------------
Net sales                                              $ 217,217           $ 247,652
Cost of goods sold                                       147,612             168,862
                                                       ---------           ---------
  GROSS PROFIT                                            69,605              78,790

OPERATING EXPENSES
Selling, general and administrative expenses              47,800              57,060
Depreciation and amortization                             10,115              11,979
                                                       ---------           ---------
  OPERATING PROFIT                                        11,690               9,751

Interest expense on debt                                  (8,913)             (8,946)
Interest expense on capital lease obligations               (289)               (333)
Interest and investment income, net                          526                 278
Loss on sale/leaseback of real property                   (1,291)                 --
                                                       ---------           ---------
  INCOME BEFORE TAXES                                      1,723                 750

Income tax expense                                          (158)               (278)
                                                       ---------           ---------
  NET INCOME                                           $   1,565           $     472
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

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                (Dollars in thousands)


                                                                           (Unaudited)
                                                                      For the 16 Weeks Ended
                                                                 --------------------------------
                                                                 May 22, 1999        May 23, 1998
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  1,565           $    472
Adjustments to reconcile net income to net cash
used in operating activities,
net of effects of disposal of Florida retail operations:
   Depreciation and amortization of property and equipment             5,750              7,022
   Amortization of intangible and other assets                         4,365              4,956
   Amortization of bond discount                                         350                312
   Loss on sale/leaseback of real property                             1,291                 --
   (Gain) loss on disposal of property and equipment, net                 89               (454)
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                             (2,094)            (3,562)
      Inventories                                                     (4,349)            (7,366)
      Prepaid expenses                                                (7,530)            (5,879)
      Deferred income tax asset                                          469                 37
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (19,663)           (14,351)
      Reserve for self-insurance claims                               (2,372)              (654)
      Deferred income tax liability                                     (434)                15
      Other liabilities and deferred credits                           3,324                (77)
                                                                    --------           --------
                                                                     (19,239)           (19,529)
     Decrease attributable to disposal
         of Florida retail operations                                 (3,022)              (925)
                                                                    --------           --------
  Net cash used in operating activities                              (22,261)           (20,454)
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (2,320)            (6,049)
Proceeds from disposal of property and equipment                          86              3,327
                                                                    --------           --------
Net cash used in investing activities                                 (2,234)            (2,722)
                                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                         (189)              (197)
                                                                    --------           --------
Net cash used in financing activities                                   (189)              (197)
                                                                    --------           --------
Net decrease in cash and cash equivalents                            (24,684)           (23,373)

Cash and cash equivalents at beginning of period                      55,500             28,770
                                                                    --------           --------
Cash and cash equivalents at end of period                          $ 30,816           $  5,397
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                          $ 13,173           $ 13,214
  Income taxes, net of refunds                                      $    401           $    597


              The accompanying notes are an integral part of these
                        Consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for the 16 weeks ended May 22, 1999 and May 23, 1998, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature.

         Operating results for the 16 weeks ended May 22, 1999 and May 23, 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

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

Reportable operating segment financial information is as follows (dollars in thousands):

                                                   Retail Food         Videotape          Total

For the 16 Weeks Ended and as of May 22, 1999:

Net sales                                            $ 201,109         $ 16,108         $ 217,217
Depreciation and amortization                           (7,330)          (2,785)          (10,115)
Operating profit                                         9,689            2,001            11,690
Total assets                                           455,659           31,336           486,995
Capital expenditures                                    (2,211)            (109)           (2,320)

For the 16 Weeks Ended May 23, 1998:

Net sales                                            $ 229,684         $ 17,968         $ 247,652
Depreciation and amortization                           (8,574)          (3,405)          (11,979)
Operating profit                                         8,743            1,008             9,751
Capital expenditures                                    (5,868)            (181)           (6,049)

As of January 30, 1999:

Total assets                                         $ 477,155         $ 29,847         $ 507,002

         Because the Retail Food and Videotape Divisions are not segregated by corporate entity structure, the operating segment amounts shown above do not represent totals for any subsidiary of the Company. All overhead expenses including depreciation on assets of administrative departments are allocated to operations. Amounts shown in the total column above correspond to amounts in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Selected Operating Results

(as a percentage of sales)

                                                                 16 WEEKS ENDED
                                                     --------------------------------------
                                                      May 22, 1999            May 23, 1998
                                                     --------------          --------------
Gross Profit                                               32.0%                    31.8%
Selling, General & Administrative Expenses                 22.0                     23.0
EBITDA, as defined (1)                                     10.0                      8.8
Depreciation & Amortization                                 4.7                      4.8
Operating Profit                                            5.4                      4.0
Income (loss) Before Income Taxes                           0.8                      0.3
Net Income                                                  0.7                      0.2

----------
(1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the loss on the sale/leaseback transaction described below. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to generally accepted accounting principles
    (GAAP) nor a measurement of operating results and is included for information purposes only.

Results of Operations

         As of May 22, 1999, the Company operated a total of 50 supermarkets and 44 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. Between May 23, 1998 and May 22, 1999, the Company opened one new supermarket and one new Blockbuster store both of which are in Puerto Rico. One supermarket and one Blockbuster store were closed due to hurricane damage and will not be reopened. The history of store openings and closings from the end of the first quarter of the prior year on May 23, 1998 through the end of the first quarter of the current year on May 22, 1999, as well as the store composition, is set forth in the tables below:

Stores in Operation:
  At May 23, 1998  ..........................        94
  Stores opened:
     Supermarkets ...........................         1
     Blockbuster video stores ...............         1

  Stores closed:
     Supermarkets ...........................         1
     Blockbuster video stores ...............         1
                                                     --
  At May 22, 1999  ..........................        94
                                                     ==

Remodels ....................................         3
                                                     ==

                                             May 22, 1999     May 23, 1998
                                             ------------     ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets ...................               50               50
        Blockbuster video stores .......               44               44
                                                       --               --
  Total ................................               94               94
                                                       ==               ==
    By location:
       Puerto Rico .....................               86               86
       U.S. Virgin Islands .............                8                8
                                                       --               --
  Total ................................               94               94
                                                       ==               ==

The following is the summary of total and comparable store sales:

                                          Percentage increase, (decrease) in sales
                                             for the 16 weeks ended May 22, 1999
                                          ----------------------------------------
Total Sales                                               (12.3)%
                                                          =======
Comparable Stores:

   Retail Food Division                                   (13.4)%
                                                          =======
   Blockbuster Video                                      (11.4)%
                                                          =======

      Total Comparable Store Sales                        (13.3)%
                                                          =======


         Total sales for the first quarter (16 weeks ended May 22, 1999) were $217.2 million, versus $247.7 million in sales for the first quarter of the prior year, a 12.3% decrease. For the comparable 16 week period same store sales were $211.2 million versus $243.5 million for the prior year, a decline of 13.3%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. New stores opened during these periods and the stores permanently closed as a result of hurricane Georges are excluded from "same stores". Same store sales in the Retail Food Division declined 13.4%. Primary factors contributing to the decline in same stores sales in the Retail Food Division are the aftermath of hurricane Georges and the on going disruption associated with repairing and replacing damaged components of stores, increased competition and the affects of repositioning of Pueblo's supermarkets to offer a broader product mix while eliminating marginally profitable product lines. Blockbuster Division same store sales decreased 11.4% for the quarter as a result of increased competition, fewer new music and video rental releases than in the comparable period of the prior year and the down-sizing of its music departments.

         Net income for the quarter (16 weeks ended May 22, 1999) improved $1.1 Million to $1.6 million versus $0.5 million in the first quarter of the prior year. The 16 weeks ended May 22, 1999 includes a $1.2 million charge (net of the income tax benefit) to provide for a loss on the sale/leaseback transaction described below. EBITDA, as defined, (Earnings Before Interest Expense-net, Income Taxes, Depreciation and Amortization and the loss on sale/leaseback transaction) was $21.8 million this quarter (16 weeks ended May 22, 1999), versus $21.7 million for the first quarter of the prior year (16 weeks ended May 23, 1998).

         Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, have been reopened. Since the storm, operations have been at varying degrees of full capacity depending on the extent of damage at each location and the related recovery efforts. The Company's insurance is expected to cover losses associated with the storm, including the retail value of lost inventory, the replacement cost of damaged or destroyed operating assets, recovery costs and the impact of business interruption. The Company's insurance carriers have advanced $35.0 million to date (approximately $11.3 million of which was received subsequent to May 22, 1999). The Company does not expect to record any losses as a result of the hurricane in the carrying value of its assets or recovery related costs. Any gains will be recorded at such time as final proceeds are realized.

Liquidity and Capital Resources

         Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

    Subsequent to the end of the quarter, on June 1, 1999, the Company realized approximately $35.2 million in cash from the sale of seven shopping centers that are located in Puerto Rico and the U.S. Virgin Islands. The portions of these centers in which the Company's retail stores are located are being leased back pursuant to long-term leases. As discussed above, the Company provided for the related $1.2 million loss (net of the income tax benefit) during the 16 weeks ended May 22, 1999. Management believes that the transaction involving the sale of seven shopping centers with the leaseback of the Company's stores within the centers has increased the Company's general liquidity while reducing its real estate management portfolio, thereby allowing for greater focus of both effort and assets on the Company's core retail businesses.

         Net cash used in operating activities for the 16 weeks ended May 22, 1999 was $1.8 million more than in the same period of the prior year primarily due to a decrease of approximately $3 million in the reserve for disposal of Florida operations. This was the final adjustment to the reserve due to the disposition of the last remaining properties related to discontinued Florida operations.

         Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $2.2 million and $2.7 million in the first quarters of fiscal 2000 and 1999, respectively.

         Net cash used in financing activities was $ 0.2 million in the first quarters of both fiscal 2000 and 1999 and was used entirely for payment on capital lease obligations.

         Working capital increased during the first quarter by $6.9 million to $8.5 million as of May 22, 1999 from $1.6 million as of January 30, 1999 producing an improved current ratio of 1.07:1 versus 1.01:1.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of May 22, 1999. Management anticipates that the principal payments due in fiscal 2001 will be financed by operations.

         The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.

Year 2000 Compliance

         In March 1998, the Company completed the planning phase of a project to modify its information technology systems for compliance with the year 2000 and beyond. The Company's plan also includes a review of the implications of the Year 2000 problem on telecommunications systems, electronic equipment and facilities systems. The Company is now in the process of executing its plan and estimates that all systems will be compliant by October of 1999. This is later than the "mid-calendar 1999" time frame indicated in the Company's Form 10-K for the fiscal year ended January 30, 1999 as a result of rescheduling certain store systems changes for the Year 2000 Compliance to efficiently coincide with various operating activities. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company has initiated formal communications with all of its significant suppliers and service providers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' possible failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies that the Company does business with, and in some cases with which the Company's systems interface, will be timely converted and would not have an adverse effect on the Company's systems.

         Contingency plans are being developed to address the possibility that critical internal and third party year 2000 issues are not resolved in the time frame outlined in the preceding paragraph.

         As of May 22, 1999 the Company had made expenditures of $1.9 million for consulting and professional services, software, and computer hardware to modify its information technology systems for compliance with the year 2000 and beyond. In addition, a substantial portion of the modification work has been performed by the Company's internal management information systems programming staff as part of their day to day responsibilities. These internal costs are not material and have not been segregated. The Company does not expect material additional expenditures in fiscal 2000 related to the project.

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

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 5 of the Form 10-K for the year ended January 30, 1999 -- Debt in the financial statements, the Company's long-term debt consists of: (i) senior notes of $265 million at a fixed rate of 9 1/2% due in 2003 and (ii) variable rate revenue bonds due in 2001 of $10 million upon which the weighted average interest rate was 4.18% and 4.43% at May 22, 1999 and January 30, 1999, respectively.

Forward Looking Statements

         Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) management's belief that cash flows generated by the Company's normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, and, (3) the extent to which future operations may be inhibited by the hurricane. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

                           PART II.     OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27    Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PUEBLO XTRA INTERNATIONAL, INC.

Dated:  July 1, 1999           /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer