Form 10-Q
period 1999-08-14
PUEBLO XTRA INTERNATIONAL INC
filed 1999-09-27
CIK 906307

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the quarter ended August 14, 1999

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from               to
                                        -------------    --------------

                      Commission file number: 33-63372

                          PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                65-0415593
 ------------------------------------      ------------------------------------
   (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

        1300 N.W. 22nd Street
       Pompano Beach, Florida                                33069
 ------------------------------------       -----------------------------------
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

         Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of September 27, 1999 -- 200.

                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                              Page(s)
                                                                              -------
Consolidated Balance Sheets -
                  August 14, 1999 (Unaudited) and January 30, 1999.............  3-4

Consolidated Statements of Operations (Unaudited) -
                  Twelve and twenty-eight weeks ended August 14, 1999
                  and August 15, 1998..........................................    5

Consolidated Statements of Cash Flows (Unaudited)-
                  Twenty-eight weeks ended August 14, 1999
                  and August 15, 1998..........................................    6

Notes to Consolidated Financial Statements (Unaudited).........................  7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................... 9-14


                              PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................  14

                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                              August 14,        January 30,
                                                1999               1999
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   50,269         $   55,500
   Accounts receivable                           10,030              4,715
   Inventories                                   58,682             60,189
   Prepaid expenses                              12,653              8,163
   Deferred income taxes                          5,480              5,338
                                              ---------          ---------
   TOTAL CURRENT ASSETS                         137,114            133,905
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,215             16,499
   Buildings and improvements                    37,652             64,128
   Furniture, fixtures and equipment            115,124            113,673
   Leasehold improvements                        32,911             37,417
   Construction in progress                      18,146              4,786
                                              ---------          ---------
                                                210,048            236,503
   Less accumulated depreciation
      and amortization                          108,637            114,912
                                              ---------          ---------
                                                101,411            121,591
   Property under capital leases, net            14,993              8,269
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 116,404            129,860

GOODWILL, net of accumulated amortization of
   $30,824 at August 14, 1999 and $28,113 at
   January 30, 1999                             170,894            173,605
DEFERRED INCOME TAX                               7,111              7,006
TRADE NAMES                                      29,372             29,838
DEFERRED CHARGES AND OTHER ASSETS                30,731             32,788
                                              ---------          ---------
   TOTAL ASSETS                               $ 491,626          $ 507,002
                                              =========          =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                   (Dollars in thousands, except share data)

                                            (Unaudited)
                                             August 14,         January 30,
                                                1999               1999
                                           -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   51,571         $   74,604
   Accrued expenses                            34,215             43,545
   Salaries, wages and benefits payable        10,051             13,535
   Current obligations under capital leases       673                643
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                   96,510            132,327

LONG-TERM DEBT                                 10,000             10,000
NOTES PAYABLE                                 259,095            258,475
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             13,641              6,914
RESERVE FOR SELF-INSURANCE CLAIMS               7,390              9,896
DEFERRED INCOME TAXES                          28,539             28,539
OTHER LIABILITIES AND DEFERRED CREDITS         33,319             24,669
                                          -----------        -----------
   TOTAL LIABILITIES                          448,494            470,820
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                        --                 --
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (48,368)           (55,318)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  43,132             36,182
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  491,626         $  507,002
                                          ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                                    (Unaudited)                    (Unaudited)
                                              12 weeks       12 weeks        28 weeks        28 weeks
                                               ended          ended           ended           ended
                                             August 14,     August 15,      August 14,      August 15,
                                               1999           1998            1999            1998
                                            -----------   ------------     -----------    -----------
Net sales                                    $ 152,777      $ 181,582       $ 369,994      $ 429,234
Cost of goods sold                             103,264        121,175         250,876        290,037
                                           -----------   ------------      -----------   ------------
   GROSS PROFIT                                 49,513         60,407         119,118        139,197
                                           -----------   ------------      -----------   ------------

OPERATING EXPENSES
Selling, general and administrative expenses    40,207         41,301          88,007         98,362
Gain on settlement of insurance claim          (13,066)            --         (13,066)            --
Depreciation and amortization                    6,776          8,755          16,891         20,733
                                           -----------   ------------      -----------   ------------
   OPERATING PROFIT                             15,596         10,351          27,286         20,102

Interest expense on debt                        (6,685)        (6,625)        (15,598)       (15,571)
Interest expense on capital lease obligations     (451)          (230)           (740)          (563)
Interest and investment income, net                712            239           1,238            517
Loss on sale/leaseback of real property             --             --          (1,291)            --
                                           -----------   ------------      -----------   ------------
  INCOME BEFORE TAXES                            9,172          3,735          10,895          4,485

Income tax expense                              (3,787)          (937)         (3,945)        (1,215)
                                           -----------   ------------      -----------   ------------
   NET INCOME                                 $  5,385       $  2,798       $   6,950       $  3,270
                                           ============  =============     ============  ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                (Dollars in thousands)

                                                                           (Unaudited)
                                                                      For the 28 Weeks Ended
                                                                 ---------------------------------
                                                                 August 14, 1999    August 15, 1998
                                                                 ---------------    ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $  6,950          $  3,270
      Adjustments to reconcile net income to net cash
        used in operating activities, net of
        effects of disposal of Florida retail operations:
         Depreciation and amortization of property and equipment       9,371            12,046
         Amortization of intangible and other assets                   7,520             8,688
         Write off of property and equipment destroyed                 5,648                --
         Amortization of bond discount                                   620               552
         Loss on sale/leaseback of real property                       1,291                --
         (Gain) loss on disposal of property and equipment, net           78              (387)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                       (5,315)               52
            Inventories                                               (1,849)          (11,584)
            Prepaid expenses                                          (4,933)           (4,887)
            Deferred income tax asset                                   (247)            2,215
            Deferred charges and other assets                          1,070               388
         Increase (decrease) in:
            Accounts payable and accrued expenses                    (35,847)          (20,363)
            Reserve for self-insurance claims                         (2,506)             (793)
            Other liabilities and deferred credits                     2,355            (1,672)
                                                                 ---------------   ---------------
                                                                     (15,794)          (12,475)
            Decrease attributable to disposal
               of Florida retail operations                           (3,022)           (1,222)
                                                                 ---------------   ---------------
       Net cash used in operating activities                         (18,816)          (13,697)
                                                                 ---------------   ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                             (9,277)          (10,842)
      Reconstruction of property and
         replacement of equipment destroyed                          (12,359)               --
     Proceeds from disposal of property and equipment                 35,543             3,356
                                                                 ---------------   ---------------
      Net cash provided by (used in) investing activities             13,907            (7,486)
                                                                 ---------------   ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                    (322)             (352)
                                                                 ---------------   ---------------
      Net cash used in financing activities                             (322)             (352)
                                                                 ---------------   ---------------
  Net decrease in cash and cash equivalents                           (5,231)          (21,535)

  Cash and cash equivalents at beginning of period                    55,500            28,770
                                                                 ---------------   ---------------
  Cash and cash equivalents at end of period                        $ 50,269          $  7,235
                                                                 ===============   ===============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                       $ 26,462          $ 26,206
     Income taxes, net of refunds                                   $    606          $    648

  Noncash investing and financing transactions:
    Assets acquired under capital leases                            $  7,079          $     --


              The accompanying notes are an integral part of these
                   consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for the 12 and 28 weeks ended August 14, 1999 and August 15, 1998, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

         Operating results for the 12 and 28 weeks ended August 14, 1999 and August 15, 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

         The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the U. S. Virgin Islands. The Company is also a Blockbuster Video franchisee and operates a total of 44 Blockbuster stores, 42 of which are in Puerto Rico and 2 of which are in the U. S. Virgin Islands. Most of the Blockbuster stores are adjacent to or a separate section within a retail food supermarket. Administrative support is provided from locations in Puerto Rico and Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two operation segments.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                                 Retail Food         Videotape            Total
                                                 -----------         ---------            -----
For the 28 Weeks Ended and as of August 14, 1999:

Net sales                                         $342,161            $27,833            $369,994
Depreciation and amortization                      (12,151)            (4,740)            (16,891)
Gain on settlement of insurance claim               11,798              1,268              13,066
Operating profit                                    22,445              4,841              27,286
Total assets                                       463,819             27,807             491,626
Capital expenditures                                (9,148)              (129)             (9,277)

For the 28 Weeks Ended August 15, 1998:

Net sales                                         $397,840            $31,394            $429,234
Depreciation and amortization                      (14,742)            (5,991)            (20,733)
Operating profit                                    18,582              1,520              20,102
Capital expenditures                               (10,651)              (191)            (10,842)

As of January 30, 1999:

Total assets                                      $477,155            $29,847            $507,002


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

         As of August 14, 1999 the Company had made expenditures of $1.9 million for consulting and professional services, software, and computer hardware to modify its information technology systems for compliance with the year 2000 and beyond. In addition, a substantial portion of the modification work has been performed by the Company's internal management information systems programming staff as part of their day to day responsibilities. These internal costs are not material and have not been segregated. The Company does not expect material additional expenditures in fiscal 2000 related to the project.

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

         The information contained herein is a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Act of 1998.

Selected Operating Results:



                                                   (As a percentage of sales)
                                           12 Weeks Ended               28 Weeks Ended
                                      -------------------------    -------------------------
                                       August 14,   August 15,       August 14,   August 15,
                                          1999         1998             1999         1998
                                      ------------  -----------    -------------  ----------
Gross Profit                              32.4%         33.3%         32.2%          32.4%
Selling, General &
  Administrative Expenses                 26.3          22.7          23.8           22.9
Gain on settlement of insurance claim     (8.6)           --          (3.5)            --
EBITDA, as defined (1)                    14.6          10.5          11.9            9.5
Depreciation & Amortization                4.4           4.8           4.6            4.8
Operating Profit                          10.2           5.7           7.4            4.7
Income Before Income Taxes                 6.0           2.1           2.9            1.0
Net Income                                 3.5           1.5           1.9            0.8

----------
(1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the loss on the sale/leaseback transaction. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

Results of Operations

         As of August 14, 1999, the Company operated a total of 50 supermarkets and 44 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. Between August 15, 1998 and August 14, 1999, one supermarket and one Blockbuster store were closed due to hurricane damage and will not be reopened. The history of store openings and closings from the end of the second quarter of the prior year on August 15, 1998 through the end of the second quarter of the current year on August 14, 1999, as well as the store composition, is set forth in the tables below:

Stores in Operation:
  At August 15, 1998................................  96
  Stores opened:
     Supermarkets...................................  --
     Blockbuster video stores.......................  --

  Stores closed:
     Puerto Rico - Supermarket......................   1
     Puerto Rico - Blockbuster......................   1
                                                     -----
  At August 14, 1999...............................   94
                                                     =====

Remodels...........................................    3
                                                     =====


                                                   August 14, 1999      August 15, 1998
                                                   ---------------      ---------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets........................                 50                   51
        Blockbuster video stores............                 44                   45
                                                        -------              -------
  Total                                                      94                   96
                                                        =======              =======
    By location:
       Puerto Rico..........................                 86                   88
       U.S. Virgin Islands..................                  8                    8
                                                        -------              -------
  Total                                                      94                   96
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                           Percentage increase, (decrease) in sales
                                              for the period ended August 14, 1999
                                          ------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                    (15.9)%                (13.8)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                         (16.8)%                (14.8)%
                                             =========               =========
  Blockbuster Video                            (13.5)%                (12.3)%
                                             =========               =========

      Total Comparable Store Sales             (16.5)%                (14.6)%
                                             =========               =========

         Total sales for the 12 and 28 weeks ended August 14, 1999 were $152.8 million and $370.0 million, respectively, versus $181.6 million and $429.2 million in the related periods of the prior year, decreases of 15.9% and 13.8%, respectively. For the comparable 12 and 28 week periods, same store sales were $148.2 million and $359.4 million, respectively, this year versus $177.6 million and $421.0 million, respectively, for the prior year, declines of 16.5% and 14.6%, respectively. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. New stores opened during these periods and the stores closed as a result of hurricane Georges are excluded from "same stores". Same store sales in the Retail Food Division declined 16.8% and 14.8% for the 12 and 28 weeks, respectively, compared to the similar periods of the prior year. Primary factors contributing to the decline in same stores sales in the Retail Food Division are the aftermath of hurricane Georges and the ongoing disruption associated with repairing and replacing damaged components of stores, increased competition and the effects of repositioning of Pueblo's supermarkets to offer a broader product mix while eliminating marginally profitable product lines. Blockbuster Division same store sales decreased 13.5% and 12.3% for the 12 and 28 weeks, respectively compared to the similar periods of the prior year, as a result of increased competition, fewer new music and video rental releases than in the comparable periods of the prior year, and the down-sizing of its music departments.

         For the 12 and 28 weeks ended August 14, 1999, selling, general, and administrative expenses as a percentage of sales were 26.3% and 23.8%, respectively. For the similar 12 and 28 week periods ending August 15, 1998, selling, general and administrative expenses, as a percentage of sales, were 22.7% and 22.9%, respectively.

         For the 12 weeks ended August 14, 1999, selling, general and administrative expenses declined $1.0 million compared to the similar period of the prior fiscal year. For the 28 weeks they declined $10.4 million compared to the 28 weeks ended August 15, 1998.

         The decline in selling, general, and administrative expenses is a result of the ongoing re-engineering program, which has been in process over the last 30 months, involves all areas of the Company's operations, and seeks to eliminate excess costs and to control operating costs in light of declining sales.

         The variances between the decrease in these costs for the 12 weeks ended August 14, 1999 and the 28 weeks then ended is a result of the timing of transactions associated with the re-engineering process and the fact that the sale/leaseback transaction on June 1, 1999 (discussed in the Liquidity and Capital Resources section of this Management Discussion and Analysis) resulted in rent expenses during the 12 week period for the four properties being leased back pursuant to operating leases.

         Operating profit increased for the 12 and 28 weeks ended August 14, 1999 by $5.2 million and $7.2 million, respectively, over the comparable periods of the prior year to $15.6 million and $27.3 million. The increase was primarily due to recognition of gain of $13.1 million from settling the property and extra expense insurance claim associated with Hurricane Georges. Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, have been reopened. Since the storm, operations have been at varying degrees of full capacity depending on the extent of damage at each location and the related recovery efforts.

         During the quarter ended August 14, 1999, the Company settled its property damage and extra expenses insurance claim resulting from Hurricane Georges and realized the gain as discussed below. The settlement for property damage and extra expenses involved inventory losses, reconstruction of property and replacement of equipment and expenses the Company incurred specifically as a result of the storm. The related insurance coverage for losses resulting from the storm is as follows:

         Inventory at retail value
         Reconstruction of property and replacement of equipment at replacement cost
         Extra expenses reimbursed dollar for dollar

         The $13.1 million gain is a result of the excess of insurance coverage for inventory, property and equipment over the net book value of these items at the time the storm occurred.

         The Company's insurance policy also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm and coverage for the costs of the construction management firm that assisted the Company in the reconstruction effort. The claims for both have not been submitted at this time. The Company expects to submit these claims during the third quarter and settle them prior to the end of the current fiscal year. The income statements do not include any anticipated recovery from the business interruption claim. The accounting for the business interruption claim will be reported in the period in which it is settled. The construction management costs are included as a receivable from the insurance carrier in the Company's balance sheet as of August 14, 1999.

         As of the date of this filing, the Company has received $35.0 million in cash reimbursement from its insurance carrier and anticipates an additional reimbursement of approximately $6.3 million for property damage, extra expenses, and construction management costs.

         Net income for the 12 and 28 weeks ended August 14, 1999 compared to the prior year periods increased by $2.6 million and $3.7 million, respectively, to $5.4 million and $7.0 million, respectively, due primarily to the recognition of gain on the settlement of some of the insurance claims.

         The 28 weeks ended August 14, 1999 includes a $1.2 million charge (net of the income tax benefit) to provide for a loss on sale/leaseback transaction. EBITDA, as defined, (Earnings Before Interest Expense-net, Income Taxes, Depreciation and Amortization and the loss on sale/leaseback transaction) was $22.4 million and $44.2 million, respectively, during the 12 and 28 weeks ended August 14, 1999, versus $19.1 million and $40.8 million, respectively, for the related 12 and 28 weeks of the prior year.

Liquidity and Capital Resources

         Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

    On June 1, 1999, the Company realized approximately $35.2 million in cash from the sale of seven shopping centers that are located in Puerto Rico and the U.S. Virgin Islands. The portions of these centers in which the Company's retail stores are located are being leased back pursuant to long-term leases. As discussed above, the Company provided for the related $1.2 million loss (net of the income tax benefit) during the 28 weeks ended August 14, 1999. Management believes that the transaction involving the sale of seven shopping centers with the leaseback of the Company's stores within the centers will increase the Company's general liquidity while reducing its real estate management portfolio, thereby allowing for even greater focus of both effort and assets on the Company's core retail businesses.

         Net cash used in operating activities for the 28 weeks ended August 14, 1999 was $18.8 million versus $13.7 million net cash used in operating activities for the comparable period of the prior year.

         The increase in net cash used in operating activities of $5.1 million during the 28 weeks ended August 14, 1999 over the comparable period of the prior year in spite of an increase in earnings before net interest expense, income taxes, depreciation, and amortization was due to changes in components of working capital.

         During the first 28 weeks of the current fiscal year net cash provided by investing activities was $13.9 million provided primarily by $35.5 million in proceeds on the sale/leaseback transaction, net of a total of $21.6 million for purchases of property and equipment, reconstruction of property, and replacement of equipment destroyed by Hurricane Georges. In the prior year net cash used in investing activities was $7.4 million comprised of $10.8 million used for purchases of property and equipment, less proceeds on sales of property and equipment of $3.4 million.

         Net cash used in financing activities was approximately $ 0.3 million in the first 28 weeks of both fiscal 2000 and 1999 and was used entirely for payment on capital lease obligations.

         Working capital increased during the first two quarters by $39.0 million to $40.6 million as of August 14, 1999 from $1.6 million as of January 30, 1999, producing an improved current ratio of 1.42:1 versus the 1.01:1 current ratio as of the beginning of this fiscal year. This occurred primarily due to the sale and leaseback transaction detailed above.

         Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of August 14, 1999. Management anticipates that the principal payments due in fiscal 2001 will be financed by operations.

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

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 5 of the Form 10-K for the year ended January 30, 1999 -- Debt in the financial statements, the Company's long-term debt consists of: (i) senior notes of $265 million at a fixed rate of 9 1/2% due in 2003 and (ii) variable rate revenue bonds due in fiscal 2001 of $10 million upon which the weighted average interest rate was 4.21% and 4.43% at August 14, 1999 and January 30, 1999, respectively.

Forward Looking Statements

         Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) management's belief that cash flows generated by the Company's normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, and,
(3) the extent to which future operations may be inhibited by the hurricane. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of negotiations with insurers.

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

                                        PUEBLO XTRA INTERNATIONAL, INC.



Dated:  September 27, 1999              /s/ Daniel J. O'Leary
                                        -----------------------------
                                        Daniel J. O'Leary,
                                        Executive Vice President
                                        and Chief Financial Officer