Form 10-Q
period 1999-11-06
PUEBLO XTRA INTERNATIONAL INC
filed 1999-12-20
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                    For the quarter ended November 6, 1999

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from               to

                      Commission file number: 33-63372

                          PUEBLO XTRA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                         65-0415593
       ------------------------------------   -----------------------------
     (State or other jurisdiction of     (I.R.S. employer identification no.)
                                            incorporation or organization)

        1300 N.W. 22nd Street
       Pompano Beach, Florida                    33069
    ------------------------------------    -----------------------------
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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of December 20, 1999 -- 200.






                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                        -------
Consolidated Balance Sheets -
          November 6, 1999 (Unaudited) and January 30, 1999 .  . . . . .  3-4

Consolidated Statements of Operations (Unaudited) -
          Twelve and forty weeks ended November 6, 1999
          and November 7, 1998. .  . . . . . . . . . . . . . . . . . . .    5

Consolidated Statements of Cash Flows (Unaudited)-
          Forty weeks ended November 6, 1999
          and November 7, 1998. . . .  . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . .  7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 9-14


                              PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  15



























                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                              November 6,      January 30,
                                                1999               1999
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   54,506         $   55,500
   Accounts receivable                            3,745              4,715
   Inventories                                   59,871             60,189
   Prepaid expenses                              10,191              8,163
   Deferred income taxes                          5,626              5,338
                                              ---------          ---------
   TOTAL CURRENT ASSETS                         133,939            133,905
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,215             16,499
   Buildings and improvements                    39,198             64,128
   Furniture, fixtures and equipment            114,990            113,673
   Leasehold improvements                        36,260             37,417
   Construction in progress                      19,563              4,786
                                              ---------          ---------
                                                216,226            236,503
   Less accumulated depreciation
      and amortization                          109,379            114,912
                                              ---------          ---------
                                                106,847            121,591
   Property under capital leases, net            14,846              8,269
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 121,693            129,860

GOODWILL, net of accumulated amortization of
   $31,985 at November 6, 1999 and $28,113 at
   January 30, 1999                             169,733            173,605
DEFERRED INCOME TAX                               7,185              7,006
TRADE NAMES                                      29,172             29,838
DEFERRED CHARGES AND OTHER ASSETS                29,925             32,788
                                              ---------          ---------
   TOTAL ASSETS                               $ 491,647          $ 507,002
                                              =========          =========








                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                              CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                            (Unaudited)
                                             Novermber 6,      January 30,
                                                1999               1999
                                           -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   52,298         $   74,604
   Accrued expenses                            38,110             43,545
   Salaries, wages and benefits payable        10,067             13,535
   Current installment on long-term debt       10,000                  -
   Current obligations under capital leases       694                643
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                  111,169            132,327

LONG-TERM DEBT                                      -             10,000
NOTES PAYABLE                                 259,367            258,475
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             13,474              6,914
RESERVE FOR SELF-INSURANCE CLAIMS               7,409              9,896
DEFERRED INCOME TAXES                          28,539             28,539
OTHER LIABILITIES AND DEFERRED CREDITS         32,119             24,669
                                          -----------        -----------
   TOTAL LIABILITIES                          452,077            470,820
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (51,930)           (55,318)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  39,570             36,182
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  491,647         $  507,002
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

                                          (Unaudited)                (Unaudited)
                                    12 weeks       12 weeks        40 weeks        40 weeks
                                               ended         ended           ended           ended
                                             November 6,   November 7,     November 6,    November 7,
                                            1999           1998           1999            1998
                                            -----------   ------------     -----------    -----------
Net sales                                    $ 149,146      $ 169,012       $ 519,140      $ 598,246
Cost of goods sold                             101,873        111,987         352,749        402,024
                                           -----------   ------------      -----------   ------------
   GROSS PROFIT                                 47,273         57,025         166,391        196,222
                                           -----------   ------------      -----------   ------------

OPERATING EXPENSES
Selling, general and administrative expenses    38,910    39,800         126,917        138,486
Gain on settlement of insurance claim                -              -         (13,066)             -
Gain on disposal of real property                    -       (  1,840)              -        ( 2,164)
Depreciation and amortization                    6,795          8,119          23,686         28,852
                                           -----------   ------------      -----------   ------------
   OPERATING PROFIT                              1,568         10,946          28,854         31,048

Interest expense on debt                        (6,558)        (6,397)        (22,156)       (21,968)
Interest expense on capital lease obligations     (447)          (218)        ( 1,187)          (781)
Interest and investment income, net                647            272           1,885            789
Loss on sale/leaseback of real property              -              -         ( 1,291)             -
                                           -----------   ------------      -----------   ------------
  INCOME (LOSS) BEFORE TAXES                    (4,790)         4,603           6,105          9,088

Income tax (expense) benefit                     1,228         (4,277)        ( 2,717)        (5,492)
                                           -----------   ------------      -----------   ------------
   NET INCOME (LOSS)                          $ (3,562)      $    326       $   3,388       $  3,596
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

                                                           (Unaudited)
                                                                              For the 40 Weeks Ended
                                                                       ---------------------------------
                                                                       November 6, 1999 November 7, 1998
                                                                       ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $  3,388          $  3,596
      Adjustments to reconcile net income to net cash
        used in operating activities, net of
        effects of disposal of Florida retail operations:
         Depreciation and amortization of property and equipment      12,967            16,522
         Amortization of intangible and other assets                  10,719            12,330
         Write off of property and equipment destroyed                 4,502                 -
         Amortization of bond discount                                   892               796
         Loss on sale/leaseback of real property                       1,291                 -
         (Gain) loss on disposal of property and equipment, net           57           ( 1,720)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                          970           ( 4,545)
           Inventories                                               (4,452)           (12,512)
           Prepaid expenses                                          (2,471)           ( 1,081)
           Deferred income tax asset                                 (  467)             5,612
         Deferred charges and other assets                          1,452           ( 1,185)
         Increase (decrease) in:
            Accounts payable and accrued expenses                    (31,209)          (13,487)
           Reserve for self-insurance claims                         (2,487)           (   527)
           Other liabilities and deferred credits                     1,155            ( 2,129)
                                                                 ---------------   ---------------
                                                                     ( 3,693)            1,670
            Decrease attributable to disposal
               of Florida retail operations                           (3,022)          ( 1,243)
                                                                 ---------------   ---------------
       Net cash (used in) provided by operating activities           ( 6,715)              427
                                                                ---------------   ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (16,255)          (13,034)
      Reconstruction of property and
         replacement of equipment destroyed                          (13,102)                -
  Proceeds from disposal of property and equipment                35,546             9,418
                                                                 ---------------   ---------------
      Net cash provided by (used in) investing activities              6,189           ( 3,616)
                                                                 ---------------   ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                    (468)          (   497)
                                                                 ---------------   ---------------
      Net cash used in financing activities                             (468)          (   497)
                                                                ---------------   ---------------
  Net decrease in cash and cash equivalents                          (   994)          ( 3,686)

  Cash and cash equivalents at beginning of period                    55,500            28,770
                                                                 ---------------   ---------------
  Cash and cash equivalents at end of period                        $ 54,506          $ 25,084
                                                                 ===============   ===============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                       $ 27,163          $ 25,997
     Income taxes, net of (refunds)                                 $    633          $  ( 648)
  Noncash investing and financing transactions:
    Assets acquired under capital leases                           $  7,079          $      -





                The accompanying notes are an integral part of these
                       consolidated financial statements
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

          With respect to the unaudited financial information for the 12 and 40 weeks ended November 6, 1999 and November 7, 1998, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries
 (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the settlement of the Hurricane
 Georges insurance claim as detailed herein, were of a normal and recurring nature.

          Operating results for the 12 and 40 weeks ended November 6, 1999 and November 7, 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the U. S.
 Virgin Islands. The Company is also a Blockbuster Video franchisee and operates a total of 43 Blockbuster stores, 41 of which are in Puerto Rico and
2 of which are in the U. S. Virgin Islands.  Most of the Blockbuster stores are adjacent to or a separate section within a retail food supermarket.
  Administrative support is provided from locations in Puerto Rico and Florida.
  Although the Company maintains data by geographic location, its segment decision making process is based on its two operation segments.













                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):



                                   Retail Food           Videotape                Total

For the 40 Weeks Ended and as of November 6, 1999:

Net sales                           $  481,739        $     37,401          $   519,140
Depreciation and amortization          (16,940)            ( 6,746)             (23,686)
Gain on settlement of insurance claim   11,798               1,268               13,066
Operating profit                        23,796               5,058               28,854
Capital expenditures                   (28,679)             (  678)             (29,357)
Total assets                           463,594              28,053              491,647

For the 40 Weeks Ended November 7, 1998:

Net sales                           $  554,618           $  43,628          $   598,246
Depreciation and amortization          (20,376)            ( 8,476)             (28,852)
Operating profit                        29,084               1,964               31,048
Capital expenditures                   (12,794)            (   240)             (13,034)

As of January 30, 1999:

Total assets                        $  477,155           $   29,847         $   507,002


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

Year 2000 Compliance

     In March 1998, the Company completed the planning phase of a project to modify its information technology systems for compliance with the year 2000 and beyond. The Company's plan included a review of the implications of the Year 2000 problem on telecommunications systems, electronic equipment and facilities systems. The Company has implemented all changes identified during the planning phase to make systems compliant for Year 2000 with the exception of several non-critical internal applications scheduled for completion during December. The financial impact of making the required system changes was not material to the Company's consolidated financial position, results of operations or cash flows. The Company has completed formal communications with all of its significant suppliers and service providers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' possible failure to remediate their own year 2000 issues.

     Contingency plans have been developed to address both the possibility that critical third party year 2000 issues and internal "system critical" issues may not be resolved. There can be no guarantee that the systems of other companies that the Company does business with, and in some cases with which the Company's systems interface, will be timely converted and would not have an adverse effect on the Company's systems.

     As of November 6, 1999 the Company has made expenditures of $1.9 million for consulting and professional services, software, and computer hardware to modify its information technology systems for compliance with the year 2000 and beyond. In addition, a substantial portion of the modification work has been performed by the Company's internal management information systems programming staff as part of their day to day responsibilities. These internal costs are not material and have not been segregated. The Company does not expect material additional expenditures in fiscal 2000 related to the project.

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

     The information contained herein is a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Act of 1998.









Selected Operating Results:
                                       (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               40 WEEKS ENDED
                                      -------------------------    -------------------------
                                      November 6,  November 7,      November 6,  November 7,
                                          1999         1998             1999         1998
                                      ------------  -----------    -------------  ----------
Gross Profit                              31.7%         33.7%         32.1%          32.8%
Selling, General &
  Administrative Expenses                 26.1          23.5          24.4           23.1
Gain on settlement of insurance claim        -             -         ( 2.5)             -
EBITDA, as defined (1)                     5.6          11.3          10.1           10.0
Depreciation & Amortization                4.6           4.8           4.6            4.8
Operating Profit                           1.1           6.5           5.6            5.2
Income Before Income Taxes                (3.2)          2.7           1.2            1.5
Net Income                                (2.4)          0.2           0.7            0.6

----------
   (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the loss on the sale/leaseback transaction. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to generally accepted accounting principles (GAAP) nor a measurement of operating results and is included for informative purposes only.

Results of Operations

     As of November 6, 1999, the Company operated a total of 50 supermarkets and 43 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. During this quarter one Blockbuster store within a supermarket was closed to better utilize floor space for supermarket operations. The Company is investigating alternative locations for the video store. The history of store openings and closings from the end of the third quarter of the prior year on November 7, 1998 through the end of the third quarter of the current year on November 6, 1999, as well as the store composition, is set forth in the tables below:

Stores in Operation:
  At November 7, 1998.. .  . . . . . . . . . . . . . . . . . . . .        93
 Stores opened:
    Supermarkets  . . . . . . .. . . . . . . . . . . . . . . . .          -
    Blockbuster video stores
       (Reopened store temporarily closed due to hurricane). . .          1

  Stores closed:
     Puerto Rico - Supermarket . . . . . . . . . . . . . . . . .          -
     Puerto Rico - Blockbuster . . . . . . . . . . . . . . . . .          1
                                                                      ------
  At November 6, 1999 . . .. . . . . . . . . .  . . . . . . . . .        93
                                                                     =======

Remodels . . . . . . . . . . . . . . . . . . . .  . . . . . . . .         5
                                                                     =======

                                                  November 6, 1999     November 7, 1998
                                                  ----------------     ----------------
  Store Composition at Quarter-End:
    By division:
       Supermarkets . . . . . . . . . . . .                  50                   50
       Blockbuster video stores . . . . . .                  43                   43
                                                        -------              -------
  Total                                                      93                   93
                                                        =======              =======

    By location:
      Puerto Rico . . . . . . . . . . . . .                  85                   85
      U.S. Virgin Islands . . . . . . . . .                   8                    8
                                                        -------              -------
  Total                                                      93                   93
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                           Percentage increase (decrease) in sales
                                             for the period ended November 6, 1999
                                        ------------------------------------------
                                            12 Weeks Ended         40 Weeks Ended
                                          ------------------     -------------------
Total Sales                                    (11.8)%                (13.2)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                         (10.9)%                (13.7)%
                                             =========               =========
  Blockbuster Video                            (21.6)%                (14.9)%
                                             =========               =========

      Total Comparable Store Sales             (11.7)%                (13.8)%
                                             =========               =========

     Total sales for the 12 and 40 weeks ended November 6, 1999 were $149.1 million and $519.1 million, respectively, versus $169.0 million and $598.2 million in the related periods of the prior year representing decreases of 11.8% and 13.2%, respectively. For the comparable 12 and 40 week periods, same store sales were $147.6 million and $503.4 million, respectively, this year versus $167.1 million and $583.7 million, respectively, for the prior year representing declines of 11.7% and 13.8%, respectively. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. New stores opened during these periods and the stores closed as a result of hurricane Georges are excluded from "same stores". Same store sales in the Retail Food Division declined 10.9% and 13.7% for the 12 and 40 weeks, respectively, compared to the similar periods of the prior year. Primary factors contributing to the decline in same stores sales in the Retail Food Division are the aftermath of hurricane Georges and the ongoing disruption associated with repairing and replacing damaged components of stores, increased competition and the effects of repositioning of Pueblo's supermarkets to offer a broader product mix while eliminating marginally profitable product lines. Blockbuster Division same store sales decreased 21.6% and 14.9% for the 12 and 40 weeks, respectively, compared to the similar periods of the prior year, as a result of increased competition and fewer new video rental releases than in the comparable periods of the prior year.

     Gross Profit for the 40 weeks ended November 6, 1999 declined $29.8
 million compared to the 40 weeks ended November 7, 1998.   Approximately  $25.9
 million of this decline is a result of the decline in sales and the remainder of $3.9 million is a result of the gross profit rate on sales declining from 32.8% for the 40 weeks ended November 7, 1998 to 32.1% for the 40 weeks ended November 6, 1999. For the 12 weeks ended November 6 1999 gross profit declined $9.8 million compared to the 12 weeks ended November 7, 1998. Of this amount approximately $6.7 million is attributable to the sales decline and the remainder of $3.1 million is a result of the gross profit rate on sales declining from 33.7% for the 12 weeks ended November 7, 1998 to 31.7% for the 12 weeks ended November 6, 1999. The decline in the gross profit rate on sales for the 40 weeks ended November 6, 1999 compared to the 40 weeks ended November 7, 1998 resulted from changes in the mix of merchandise and extent of inventory shrinkage. These factors had a greater impact in the 12 week period than in the 40 week period taken as a whole because the mix of sales was skewed to higher gross margin items and the Company engaged in reduced promotional activity and experienced little inventory shrinkage, in the weeks immediately after Hurricane Georges which occurred on September 20 and 21, 1998.

     For the 12 and 40 weeks ended November 6, 1999, selling, general, and administrative expenses as a percentage of sales were 26.1% and 24.4%, respectively. For the similar 12 and 40 week periods ending November 7, 1998, selling, general and administrative expenses, as a percentage of sales, were 23.5% and 23.1%, respectively.

     For the 12 weeks ended November 6, 1999, selling, general and administrative expenses declined $0.9 million compared to the similar period of the prior fiscal year. For the 40 weeks they declined $11.6 million compared to the 40 weeks ended November 7, 1998.

     The decline in selling, general, and administrative expenses is a result of the Company's ongoing re-engineering program, which has been in process over the last 33 months. The program involves all areas of the Company's operations and seeks to eliminate excess costs and to control operating costs in light of declining sales.

     The variances between the decrease in these costs for the 12 weeks ended November 6, 1999 and the 40 weeks then ended is a result of the timing of transactions associated with the re-engineering process and the fact that the sale/leaseback transaction on June 1, 1999 (discussed in the Liquidity and Capital Resources section of this Management Discussion and Analysis) resulted in an increase in rent expense net of rental income of $0.8 million during this 12 week period of fiscal 2000 versus the prior year's comparable 12 week period for the four properties being leased back pursuant to operating leases.

     Operating profit decreased for the 12 and 40 weeks ended November 6, 1999 by $9.4 million and $2.2 million, respectively, over the comparable periods of the prior year to $1.6 million and $28.9 million. The operating profit for the 40 weeks ended November 6, 1999 includes $13.1 million from settling the property and extra expense insurance claim associated with Hurricane Georges. All of the Company's stores, with the exception of two, have been reopened.
  Since the storm, operations have been at varying degrees of full capacity depending on the extent of damage at each location and the related recovery efforts.

     The insurance claim settlement for property damage and extra expenses involved inventory losses, reconstruction of property and replacement of equipment and expenses the Company incurred specifically as a result of the storm. The related insurance coverage for losses resulting from the storm is as follows:

     Inventory at retail value
     Reconstruction of property and replacement of equipment at replacement cost Extra expenses reimbursed dollar for dollar

     The $13.1 million gain is a result of the excess of insurance coverage for inventory, property and equipment over the net book value of these items at the time the storm occurred.

     The Company received $41.2 million in cash reimbursement from its insurance carrier under the settlement.

     The Company's insurance policy also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 2 ,1999 the Company presented its initial interim business interruption claim covering the 35 weeks ended on May 22, 1999, the period immediately subsequent to the storm. The total claim, when completed, will involve the period from the date of the storm through 12 months after the date the Company's reconstruction efforts are deemed to have been substantially completed. As of this filing, reconstruction efforts have been substantially completed. However, the Company and its insurance carriers have not yet agreed upon the date of substantial completion for purposes of the business interruption claim. The accompanying financial statements do not include any anticipated recovery from the business interruption claim as all recoveries will be pretax gains which may be included only at such time as they are settled and realized.

     Net loss for the 12 weeks was $3.6 million, a decrease of $3.9 million from the $0.3 million net income of the comparable period of the prior year.
  Net income for the 40 weeks ended November 6, 1999 compared to the prior year period decreased by $0.2 million to $3.4 million due primarily to reduced sales offset by the recognition of gain on the settlement of some of the insurance claims.

     The 40 weeks ended November 6, 1999 includes a $1.2 million charge (net of the income tax benefit) to provide for a loss on the sale/leaseback transaction. EBITDA, as defined, (Earnings Before Interest Expense-net, Income Taxes, Depreciation and Amortization and the loss on sale/leaseback transaction) was $8.4 million and $52.5 million, respectively, during the 12 and 40 weeks ended November 6, 1999, versus $19.1 million and $59.9 million, respectively, for the related 12 and 40 weeks of the prior year.

Liquidity and Capital Resources

     Company operations have historically provided a cash flow which, along with its available credit facility, have provided adequate liquidity for the Company's operational needs.

    On June 1, 1999, the Company realized approximately $35.2 million in cash from the sale of seven shopping centers that are located in Puerto Rico and the U.S. Virgin Islands. The portions of these centers in which the Company's retail stores are located are being leased back pursuant to long-term leases.
  As discussed above, the Company provided for the related $1.2 million loss (net of the income tax benefit) during the 40 weeks ended November 6, 1999.
  Management believes that the transaction involving the sale of seven shopping centers with the leaseback of the Company's stores within the centers will increase the Company's general liquidity while reducing its real estate management portfolio, thereby allowing for even greater focus of both effort and assets on the Company's core retail businesses.

     Net cash used in operating activities for the 40 weeks ended November 6, 1999 was $6.7 million versus $0.4 million net cash provided by operating activities for the comparable period of the prior year.

     The increase in net cash used in operating activities of $7.1 million during the 40 weeks ended November 6, 1999 over the comparable period of the prior year, which occurred in spite of an increase in earnings before net interest expense, income taxes, depreciation, and amortization, was due to changes in components of working capital.

     During the first 40 weeks of the current fiscal year net cash provided by investing activities was $6.1 million provided primarily by $35.5 million in proceeds on the sale/leaseback transaction, net of a total of $29.4 million for purchases of property and equipment, reconstruction of property, and replacement of equipment destroyed by Hurricane Georges. In the prior year net cash used in investing activities was $3.6 million comprised of $13.0 million used for purchases of property and equipment, less proceeds on sales of property and equipment of $9.4 million.

     Net cash used in financing activities was approximately $ 0.5 million in the first 40 weeks of both fiscal 2000 and 1999 and was used entirely for payment on capital lease obligations.

     Working capital increased during the 40 weeks ended November 6, 1999 by $21.2 million to $22.8 million as of November 6, 1999 from $1.6 million as of January 30, 1999, producing an improved current ratio of 1.20:1 versus the 1.01:1 current ratio as of the beginning of this fiscal year. The increase occurred primarily due to the sale and leaseback transaction detailed above, offset by the $10 million bonds detailed below being reclassified to a current liability.

     Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of November 6, 1999.
  Management anticipates that the principal payments due in fiscal 2001 will be financed by operations.

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

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 5 of the
Company's annual consolidated financial statements included in Form 10 - K for the year ended January 30, 1999, the Company's long-term debt consists of: (i) senior notes of $265 million at a fixed rate of 9 1/2% due in fiscal 2004 and
(ii) variable rate revenue bonds due in fiscal 2001 of $10 million upon which the weighted average interest rate was 4.30% and 4.43% at November 6, 1999 and January 30, 1999, respectively.

Forward Looking Statements

     Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) management' belief that cash flows generated by the Company' normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, and,
 (3) the extent to which future operations may be inhibited by the hurricane. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 1999 Form 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of negotiations with insurers.
                           PART II.     OTHER INFORMATION

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

                          PUEBLO XTRA INTERNATIONAL, INC.

Dated:  December 20, 1999      /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer