Form 10-K
period 2000-01-29
PUEBLO XTRA INTERNATIONAL INC
filed 2000-04-27
CIK 906307

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                                    Exchange Act of 1934

                   For the fiscal year ended January 29, 2000

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of April 27, 2000 -- 200.

                                PART I.

ITEM 1.     BUSINESS

General

     Pueblo Xtra International, Inc. (the "Company") is a Delaware holding company that owns all of the common stock of Pueblo International, Inc., a Delaware company (together with its subsidiaries, "Pueblo"). Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is the leading supermarket chain in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, Pueblo is the leading operator of video rental outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster, Inc. ("BI"). The Company currently operates 44 supermarkets in Puerto Rico and six supermarkets in the U.S. Virgin Islands. The Company also currently operates 41 Blockbuster locations in Puerto Rico and two Blockbuster locations in the U.S. Virgin Islands.

     On July 28, 1993, the Company acquired all of the outstanding shares of common stock of Pueblo for an aggregate purchase price of $283.6 million plus transaction costs (hereinafter referred to as the "Acquisition"). Pursuant to the Acquisition, Pueblo became a wholly-owned subsidiary of the Company. The shares were acquired from an investor group including affiliates of Metropolitan Life Insurance Company, The First Boston Corporation and certain current and former members of Pueblo management and its Board of Directors.
     The Acquisition has been accounted for under the purchase method effective July 31, 1993 as discussed in Note (2)-- Goodwill of the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K.

Business of the Company

Supermarket Industry Overview

     The top four chains in the retail grocery industry in Puerto Rico account for approximately 61% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 1999 were approximately $2.5 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

Puerto Rico

     The Company operates its supermarkets under the names Pueblo and PuebloXtra with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company has a grocery retailing market share of approximately 23%. In addition, the Company estimates that it has a 32% market share in the greater San Juan metropolitan area, the most
                                - 2 -
densely populated region of Puerto Rico, with more than one-third of the island's 3.8 million residents. In fiscal year 2000 in Puerto Rico, the Company's stores averaged approximately 42,000 gross sq. ft. and generated an average of approximately $491 of sales per selling square foot. Since the Acquisition, the Company has constructed six new supermarkets and remodeled 22 existing supermarkets in Puerto Rico.

U.S. Virgin Islands

     In fiscal 2000, the six supermarkets in the U.S. Virgin Islands averaged 31,634 gross sq. ft. and generated an average of approximately $427 sales per selling square foot. The Company has an estimated U.S. Virgin Islands grocery retailing market share of approximately 40%. Since the Acquisition, the Company has added one new supermarket and remodeled five existing supermarkets in the U.S. Virgin Islands.

Video Operations

     The Company has been the franchisee of Blockbuster locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and currently operates 43 Blockbuster locations in Puerto Rico and the U.S. Virgin Islands. In Puerto Rico, the Company operates 18 in-store Blockbuster outlets and 23 free-standing Blockbuster stores, most of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates two Blockbuster stores. The Company's free-standing Blockbuster stores average approximately 5,700 gross square feet, while the Company's in-store Blockbuster outlets average approximately 3,800 gross square feet. During fiscal 1997, the Company converted all of the remaining video outlets which it operated in its supermarkets under the name Pueblo Video Clubs into Blockbuster outlets. In order to increase customer traffic in its supermarkets, the Company's typical in-store Blockbuster outlet has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

     The Company's Blockbuster operations are currently the largest major video chain operating in Puerto Rico and the U.S. Virgin Islands. In the last several years Video Avenue has opened 11 stores in competition with the Company. Each free-standing Blockbuster location carries an average of approximately 9,900 tapes dedicated to video rental whereas an in-store Blockbuster location carries approximately 7,300. Each location also offers for sale a selection of recorded and blank video tapes, music compact discs, video game cartridges, self-activated cellular phones, prepaid phone cards, accessories, and snack food products. For promotions of its Blockbuster operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. BI also provides product and support services to the Company. These include, among other things, marketing programs and computer software.

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

     The Company's Development Agreements with BI provide for the Company's right to open Blockbuster locations in Puerto Rico and the U.S. Virgin

Islands during the term of such agreements. The Development Agreements contain development quotas which the Company has fulfilled requiring the Company to open a certain number of Blockbuster locations in Puerto Rico and in the U.S. Virgin Islands. Each Blockbuster location is subject to a Franchise Agreement with BI that provides the right for such location to conduct Blockbuster operations for a 20-year period.

Disposal of Florida Retail Operations

     On January 16, 1996, the Company announced its decision to discontinue its retail operations in Florida (the "Florida Disposal"). The announcement was made as part of the Company's restructuring plans whereby the Company would exit the under-performing Florida retail market and place more emphasis on the strength of its operations in Puerto Rico and the U.S. Virgin Islands. The Florida Disposal, which included the disposal of all eight supermarkets and one warehouse and distribution center, by sale or abandonment, was completed in the first quarter of fiscal year 1997. All property related to the discontinued Florida operations has been disposed of.

Store Composition

      Since the Acquisition, the Company has made capital expenditures of approximately $94.9 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of six new supermarkets, the acquisition of one new supermarket and the remodeling of 27 existing supermarkets. In the same period, the Company has made capital expenditures totaling approximately $10.9 million in its Blockbuster operations. The history of store openings, closings and remodelings, beginning with fiscal 1996, is set forth in the table below:

                                          Fiscal Year
                                       ----------------------------------------
                                       2000    1999     1998     1997     1996
                                       ----     ----     ----     ----     ----
Stores in Operation:
  At beginning of year  . . . . . . .    94     94       77       82       79
  Stores opened:
     Supermarkets  . . . . . . . . .     -        1        -        -        4
     Blockbuster video stores  . . .     -        1       17**      5        -

  Stores closed:
     Puerto Rico - Supermarket . .       -       1*       -        2        1
     Puerto Rico - Blockbuster . .       1       1*       -        -        -
     Florida . . . . . . . . . . .       -       -        -        8        -
                                        ----     ----     ----     ----     ----
  At end of year . . . . . . . . .      93       94       94       77       82
                                        ====     ====     ====     ====     ====
 Remodels and/or conversions  . . .      9        2       16        9        1
                                        ====     ====     ====     ====     ====
  Store Composition at Year-End:
     By division:
        Supermarkets . . . . . . . .    50        50       50       50       60
        Blockbuster video stores . .    43       44       44       27       22
                                        ----     ----     ----     ----     ----
  Total                                 93       94       94       77       82
                                        ====     ====     ====     ====     ====
     By location:
       Puerto Rico . . . . . . . .      85       86       86       70       67
       Florida . . . . . . . . . .       -        -        -        -        8
       U.S. Virgin Islands . . . .       8        8        8        7        7
                                        ----     ----     ----     ----     ----
  Total                                 93       94       94       77       82
                                        ====     ====     ====     ====     ====

*    Closed as a result of Hurricane Georges; will not be reopened.
**   Includes conversion of Pueblo Video Clubs into Blockbuster stores.

Supermarket Purchasing and Distribution

     The Company's buying staff actively purchases products from distributors, as well as directly from the producer or manufacturer. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. The Company currently buys approximately 57% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain superior payment terms.

     The Company owns a 300,000 square foot full-line distribution center in greater San Juan. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan distribution center has capacity to store approximately 1.5 million cases of assorted products and acts as the Company's central distribution center for the island. The distribution center is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. In fiscal 2000, this facility provided approximately 58% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

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

Product Offerings

     Over the past several years management greatly increased the number of items offered, analyzed the preferences of its customers, and then eliminated certain low demand items. The Company expanded its supermarket stock keeping units ("SKU") from approximately 23,000 to approximately 67,000. Management believes the Company's supermarkets offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company's management believes that the convenience and quality of its specialty department products contribute to customer satisfaction.

     The following table sets forth the mix of products sold (as measured in sales dollars) in the Company's supermarkets for the fiscal years indicated:

                                                 Fiscal Year Ended
                                     -------------------------------------------
                                      January 29,     January 30,     January 31,
Product Category                         2000            1999            1998
                                     -----------     -----------     -----------
Grocery   . . . . . . . . . . .  .      45.7%           46.8%           46.7%
Health/Beauty Care/General Merchandise   7.7             7.7             6.5
Dairy   . . . . . . . . . . . . . .     18.0            17.5            17.4
Meat/Seafood  . . . . . . . . . . .     14.4            14.7            15.4
Produce . . . . . . . . . . . . . .      9.7             9.0             9.5
Deli/Bakery . . . . . . . . . . . .      4.5             4.3             4.3
Video Club  . . . . . . . . . . . .      0.0             0.0             0.2
                                       ------          ------          ------
     Total  . . . . . . . . . . . .    100.0%          100.0%          100.0%
                                       ======          ======          ======

Pricing

     As the largest grocery store chain operator in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies in order to offer competitive pricing at its supermarkets. Weekly circulars are used to emphasize special offers.

Private Label

     During fiscal 1998 the Company began selling Pueblo brand private label grocery, dairy, and frozen food items in its supermarkets. During fiscal 2000 the Company continued to introduce Pueblo brand items and as of fiscal 2000 year-end there were approximately 350 SKU's of manufactured Pueblo brand items offered in the Company's supermarkets. Product selection has been based on the ability to ensure quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

     Historically, the Company utilized only Food Club manufactured private label products through the Company's membership with Topco Associates, Inc. Utilization of these products has not been discontinued. Rather, product offerings among Pueblo private label products, Food Club private label products and national brands are evaluated on performance based on quality, costs, gross margin and sales volume in order to offer what management believes is the best selection and value to customers.

         The Company's private label program consists of the products discussed in the two preceding paragraphs as well as Pueblo private label products sold in its Bakery and Deli departments and a variety of brand labels sold exclusively at its supermarkets. Total sales of the private label program are approximately 16% of total supermarket sales.

Category Management

    During fiscal 1998, the Company implemented a category management system designed to combine traditional buying, reordering and pricing functions under the leadership of corporate level category merchandisers. The system allows the company to assign profit management to the individual responsible for a product category. The Company believes that such a system improves sales, optimizes inventory levels, reduces purchase costs and thereby enhances gross profit and operating profit margins.

Advertising and Promotion

     The Company primarily utilizes newspaper, radio, television and in-store advertising in both Puerto Rico and the U.S. Virgin Islands. The Company's grocery operations run multi-page newspaper inserts and full-page color advertisements.

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

         Although the Company's Blockbuster operations constitute the largest video chain in Puerto Rico and the U.S. Virgin Islands, the Company competes with 11 Video Avenue stores and numerous local, independent video retailers. In addition, the Company's Blockbuster video stores compete against television, cable, satellite broadcasting, movie theaters and other forms of entertainment.

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

     All of the Company's stores are equipped with state-of-the-art point of sale terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer check-out and provide, by store, valuable stock-replenishment information for buyers and financial information used by management. Similar scanning technology is used by each store for electronically recording goods received and orders generated. To provide the best service possible, the Company has installed a labor scheduling system that schedules the optimal staffing based on sales, customer traffic and defined service objectives. In addition, the Company has installed software to monitor cash register check out transactions, by cashier, according to type and frequency in order to improve check out operations and reduce inventory shrinkage. The Company's management information systems at its Blockbuster operations are state-of-the art systems which are licensed to the Company by BI.

Employees

     As of January 29, 2000, the Company had approximately 4,800 employees (full- and part-time) of whom approximately 3,700 were employed at the supermarket level, 500 at the administrative and financial services offices and distribution center and 600 by the Blockbuster division. Approximately 59% of the Company's supermarket employees are employed on a part-time basis. Approximately 3,000 store employees are represented by a nonaffiliated collective bargaining organization under a contract expiring in 2002. The Company considers its relations with its employees to be good.

Trademarks, Tradenames and Service Marks

     The Company owns certain trademarks, tradenames and service marks used in its business, which are duly registered with the U. S. Patent and Trade office, and the appropriate governmental authorities in Florida, Puerto Rico, the U. S. Virgin Islands, and selected foreign jurisdictions. The Company believes that its trademarks, tradenames, and service marks, including
Pueblo, PuebloXtra, and Xtra, are valuable assets due to the fact that brand name recognition and logos are important considerations in the Company's consumer markets. As a franchisee, the Company has rights to use the Blockbuster trademark in its specified franchise territories.

Regulation

     Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

ITEM 2.  PROPERTIES

         The following table sets forth information as of January 29, 2000 with respect to the owned and leased stores and support facilities used by Pueblo in its business:

                                   Owned (1)            Leased               Total
                               -----------------   -----------------    ----------------
                               No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft
                               --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . . .    6    270,000       44    1,758,000      50    2,028,000
Blockbuster video stores . .    3     17,000       40      194,000      43      211,000
Distribution center & offices   1    300,000        1       13,000       2      313,000

----------
(1) On four of the owned stores the Company owns the building and leases the land, three of which are in Puerto Rico, and one of which is in the U.S. Virgin Islands.

         The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay percentage annual rent and certain expenses related to the premises such as insurance, taxes and maintenance. See Note (5)-- Leases and Leasehold Interests of the notes to the Company's consolidated financial statements referenced in Part II,

Item 8 of this Form 10-K. The Company does not anticipate any difficulties in renewing its leases as they expire.

         The construction of owned facilities is financed principally with internally generated funds. All owned properties of Pueblo are pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's existing bank credit agreement dated as of April 29, 1997 (the "New Bank Credit Agreement") with a syndicate of banks (see Note (4)-- Debt of the notes to the Company's consolidated financial statements referenced in
Part II, Item 8 of this Form 10-K).

         The Company owns its headquarters, which includes the supermarket and Blockbuster offices and the Distribution Center located in Carolina, Puerto Rico (near San Juan), and leases its administrative offices located in Pompano Beach, Florida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended January 29, 2000.

                                   PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

Market Information

         There is no established public trading market for the Company's common equity.

Holders

         The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc. a Delaware Corporation ("Holdings"). Holdings is beneficially owned by a trust for the benefit of the family of Gustavo Cisneros, and a trust for the benefit of the family of Ricardo Cisneros, with each trust having a 50% indirect beneficial interest in Holdings. These trusts are referred to herein as the "Principal Shareholders." Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of the shares.

Dividends

         No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the New Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo to the Company are restricted under the terms of the New Bank Credit Agreement. The New Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Company's 9 1/2 % Senior Notes due 2003 (the "Notes") and the Company's 9 1/2 % Series C Notes due 2003 (the "Series C Senior Notes") then due and payable in accordance with the terms thereof (see Note (4)-- Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA
              (Dollars in thousands, except average sales per selling square foot amounts)

                                              Fiscal Year Ended
                             --------------------------------------------------------------
                             January 29,  January 30,  January 31,  January 25,  January 27,
                                2000        1999         1998         1997         1996
                             -----------  -----------  -----------  -----------  ----------
Operating Statement Data
Net sales                    $674,145     $784,774     $938,506     $1,020,056   $1,145,370
Cost of goods sold            456,143      528,395      667,043        760,329      848,490
                             ---------    ---------    -----------   ----------   ----------
   Gross profit               218,002      256,379      271,463        259,727      296,880
Selling, general and admin-
    istrative expenses (1)    163,785      172,964      204,185        213,485      240,219
Gain on insurance claim (8)   (15,066)           -            -              -            -
Depreciation and amortization  31,632       36,529       40,175         41,128       43,669

Division closure costs (2)          -            -            -          4,160       28,012
                             ---------    ---------    -----------  -----------   ----------
   Operating profit (loss)     37,651       46,886       27,103            954      (15,020)
Sundry, net                                     -          (36)           122          (52)

Interest expense-debt and
   capital lease obligations  (30,371)     (29,556)     (30,527)       (30,458)     (34,221)
Interest and investment
   income, net                  2,750        1,379          910            276          875

Loss on sale of real
   property (9)                (1,291)           -            -              -            -
Income tax (expense) benefit   (4,015)      (9,832)        (583)         9,535       18,615
                             ---------    ---------    -----------  -----------   ----------
Income (loss) before
   extraordinary item           4,724        8,877       (3,133)       (19,571)     (29,803)
Extraordinary item (3)              -            -       (2,444)             -            -
                             --------     ---------    -----------  -----------   ----------
Net income (loss)              $4,724       $8,877      $(5,577)      $(19,571)    $(29,803)
                             ========     =========    ===========  ===========   ==========


          See notes to Selected Financial Data at the end of Item 6.

                                                          As of
                             -------------------------------------------------------------------
                              January 29,   January 30,   January 31,   January 25,   January 27,
                                 2000          1999          1998          1997          1996
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (4)    $95,711     $55,500       $28,770       $12,148       $6,998
Working capital (deficit)         22,214       1,578       (23,535)      (56,217)     (28,571)
Property and equipment, net      122,263     129,860       135,844       150,915      166,283
Total assets                     521,564     507,002       502,176       522,641      571,788
Total debt and capital
   lease obligations             283,705     276,032       275,576       295,204      308,497
Stockholder's equity              40,906      36,182        27,305        32,882       47,453

                                                   For the Fiscal Year Ended
                              -------------------------------------------------------------------
                              January 29,   January 30,   January 31,   January 25,   January 27,
                                2000            1999          1998          1997          1996
                              -----------   -----------   -----------   -----------   -----------
Certain Financial Ratios
   and Other Data
EBITDA (as defined) (5)          $69,283     $83,415       $67,278       $42,082       $28,649
Cash flow provided by (used
   in) investing activities (9)    1,077      (8,209)          187        (1,364)      (21,832)
Cash flow used in
   financing activities             (576)       (591)      (20,343)       (8,298)      (10,915)
Cash flow provided by
   operating activities           39,710      35,530        36,778        14,812        24,065
Capital expenditures              21,650 *    15,271        10,938        14,455        22,334
EBITDA (as defined) margin (5)      10.3%       10.6%          7.2%          4.1%          2.5%
Debt to EBITDA  (as defined)      4.09:1      3.30:1        4.10:1        7.01:1       10.77:1

* Excludes replacements of approximately $13.1 million as a result of damages from Hurricane Georges.


          See notes to Selected Financial Data at the end of Item 6.

                                                                   Fiscal Year
                                            ------------------------------------------------------
                                              2000       1999        1998        1997       1996
                                            ---------   --------   ---------   --------   --------
RETAIL FOOD DIVISION DATA
Puerto Rico
 Number of stores (at fiscal year-end)            44         44          44          44         46
 Average sales per store (6)                 $12,901   $ 14,804    $ 18,221    $ 19,672   $ 19,808
 Average selling square footage               28,243     27,179      26,455      27,652     27,055
 Average sales per selling square foot (6)      $491   $    590    $    701    $    711   $    732
 Total sales                                $567,658   $650,816    $801,732    $886,765   $877,603
 Same store sales % change                   (13.1)%    (17.8)%     (10.2)%      (2.6)%     (2.8)%
U.S. Virgin Islands
 Number of stores (at fiscal year-end)             6          6           6           6          6
 Average sales per store (6)                  $8,364   $ 11,326    $ 14,777    $ 15,110   $ 14,952
 Average selling square footage               19,421     19,421      19,421      20,104     20,625
 Average sales per selling square foot (6)      $427   $    580    $    754    $    752   $    725
 Total sales                                 $50,185   $ 67,958    $ 88,659    $ 90,659   $ 76,813
 Same store sales % change                   (26.2)%    (21.7)%      (3.9)%        7.0%     (3.3)%

BLOCKBUSTER DIVISION DATA
Blockbuster Stores
 Number of stores (at fiscal year-end)            43         44          44          27         22
 Average sales per store (6)                  $1,146   $  1,381     $ 1,371    $  1,588   $  1,443
 Average weekly sales                         $  962   $  1,184     $   683    $    794   $    608
 Total sales                                 $49,920   $ 60,972     $48,115    $ 35,938   $ 31,295
 Same store sales % change                   (18.6)%      10.8%      (4.5)%       10.5%      14.0%

DISCONTINUED OPERATIONS DATA
Florida (7)
Number of stores (at fiscal year-end)              -          -          -           -          8
 Average sales per store (6)                       -          -          -           -   $ 21,518
 Average selling square footage                    -          -          -           -     50,398
 Average sales per selling square foot (6)         -          -          -           -   $    427
 Total sales                                       -          -          -           -   $159,659
 Same store sales % change                         -          -          -           -          -

               See notes to Selected Financial Data at the end of Item 6.

     NOTES TO SELECTED FINANCIAL DATA

     (1) Selling, general and administrative expenses for fiscal years 1996 and 1997 include certain expenses and charges related to the implementation of the Company's strategic initiatives and other matters. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General".
     (2) The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. Costs associated with such closings, when recognized, are included in selling, general and administrative expenses.
     (3) Amount relates to a loss on the early extinguishment of debt, net of deferred income taxes of $1,567.
     (4) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
     (5) EBITDA (as defined) represents Earnings Before Interest, Taxes, Depreciation and Amortization, the loss on sale/leaseback transaction, and sundry. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the
                                -12-

         Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
     (6) For all periods presented, average sales are weighted for the period of time stores are open during the year.
     (7) All supermarkets in Florida were closed in the first quarter of fiscal 1997.
     (8) The Company realized a gain from an insurance settlement relating to Hurricane Georges on the excess of replacement costs over book value of assets replaced that were damaged by the storm.
     (9) The Company received $35.5 million in cash and incurred a loss in a sale/leaseback of real estate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new Blockbuster locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 50 and the number of the Company's Blockbuster locations (including conversions) grew from 20 to 43, in each case measured from the Acquisition through the end of fiscal 2000. In addition, the Company added one new supermarket in Florida after the Acquisition which was subsequently closed in fiscal 1997, as described below. From the Acquisition through fiscal 2000, the Company made capital expenditures totaling $114.9 million, of which $105.8 million related to Puerto Rico and the U.S. Virgin Islands.

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

    In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it
                               -13-
has a stronger competitive position and greater profit opportunities. In fiscal 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the closing of two under-performing supermarkets in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six Pueblo Video Clubs into in-store Blockbuster outlets. Throughout fiscal 1997 through 2000, the Company continued its program to convert Pueblo Video Clubs into Blockbuster outlets, to remodel existing stores, and to open new stores in appropriate locations. In 1999 one new supermarket and one new Blockbuster store were opened in Puerto Rico. Although the remodeling program was delayed in fiscal 1999 due to the business interruption as a result of Hurricane Georges, the Company continued the program in fiscal 2000 with completion of nine remodels.

    In the summer of 1996, in conjunction with implementation of a revised business strategy, the Company retained a retail industry consulting firm to assist management in analyzing the Company's operating practices. One result of such analysis was the reorganization of labor scheduling practices, which enabled the Company to eliminate 440 store employees in January 1997 and reduce annual labor costs in fiscal 1998 by approximately $9.0 million. It is management's belief that the decision to exit the Florida market, together with the actions which the Company began to take in the spring of 1996 and the implementation of its revised business strategy, has contributed toward improved operating results. Management's comprehensive program to refocus on repositioning the business in terms of product mix and modernizing stores contributed to net losses decreasing from fiscal 1996 through fiscal 1998 and in fiscal years 1999 and 2000 the Company realized net income of $8.9 million and $4.7 million, respectively.

    Other measures being undertaken by the Company include: (i) continual evaluation of the supermarket formats to expand the breadth of product and values offered to customers and to increase customer traffic and convenience, such as adding in-store banking and fast food restaurants for select locations and (ii) adding products such as music department items, self-activated cellular phones, and prepaid phone cards to the Blockbuster stores to expand their entertainment offerings. The Company's management believes that these measures will enhance sales by increasing customer traffic in its supermarkets and Blockbuster stores.

    In connection with the strategic initiatives begun in January 1996, the Company has incurred a number of charges and other items that have adversely affected the Company's operating profit, including the following items which aggregated $31.9 million in fiscal 1996 and $12.3 million in fiscal 1997.
The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market, and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. Other items which adversely affected the Company's operating profit and were related to the implementation of the Company's strategic initiatives included the following, which aggregated $3.9 million in fiscal 1996 and $8.1 million in fiscal 1997. In fiscal 1996, an adjustment to the net realizable value of certain nonoperating real property in Puerto Rico caused a charge of $3.9 million. In addition, in fiscal 1997, the elimination of 440 store employees resulted in a charge of approximately $1.1 million in severance costs and the closing of two Puerto Rico stores resulted in a $2.9 million charge. Additionally, the Company established reserves totaling $5.6 million during fiscal years 1994 through 1998 pursuant to claims, all of which have been settled.

    The Company has no operations of its own, and its only assets are its equity interest in Pueblo and intercompany notes issued to the Company by its
                                -14-
subsidiaries in connection with its investment of the net proceeds of the 9 1/2% senior note (the "Notes") and the 9 1/2% Series C Senior Note Due 2003 the "Series C Senior Notes"). The Company has no source of cash to meet its obligations, including its obligations under the Notes and the Series C Senior Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the New Bank Credit Agreement, and dividends from its subsidiaries. The New Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes then due and payable in accordance with the terms thereof.

Hurricane Georges

    Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. Since the storm, operations have been at varying degrees of capacity depending on the extent of damage at each location.

    The insurance claim settlement for property damage and extra expenses involved inventory losses, reconstruction of property and replacement of equipment, and expenses the Company incurred specifically as a result of the storm. The related insurance coverage for losses resulting from the storm is as follows:

     Inventory at retail value
     Reconstruction of property and replacement of equipment at replacement cost
     Extra expenses reimbursed dollar for dollar

    During this fiscal year the Company recorded a $15.1 million gain as a result of the excess of insurance coverage for inventory, property and equipment over the net book value of these items at the time the storm occurred.

    The Company received $41.3 million in cash reimbursement from its insurance carrier under the settlement.

    The Company's insurance policy also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 2, 1999 the Company presented its initial interim business interruption claim covering the 35 weeks ended on May 22, 1999, the period immediately subsequent to the storm. The total claim, when completed, will involve the period from the date of the storm through 12 months after the date the Company's reconstruction efforts are deemed to have been substantially completed. The interim claim is for a material amount of lost profits as will be the total claim when completed. As of this filing, reconstruction efforts have been substantially completed. The Company has provided its view as to the date of substantial completion to the insurance carriers. However, the insurance carriers have not yet either expressed their agreement with this date or suggested a different date. In the absence of both this information and any substantive activities to adjust the interim claim or establish a time period for doing so, management is unable to determine the amount of the total claim or provide an estimate as to how long the adjustment process may take. The accompanying financial statements do not include any anticipated recovery from the business interruption claim as all recoveries will be pretax gains which may be included only at such time as they are settled and realized.
                                -15-

Sale/Leaseback Transaction

    On June 1, 1999, the Company realized approximately $35.2 million in cash from the sale of seven shopping centers that are located in Puerto Rico and the U.S. Virgin Islands. The portions of these centers in which the Company's retail stores are located are being leased back pursuant to long-term leases. The Company incurred a $1.2 million loss (net of the income tax benefit) in the transaction. Management feels that the transaction involving the sale of seven shopping centers with the leaseback of the Company's stores within the centers has increased the Company's general liquidity while reducing its real estate management portfolio, thereby allowing for even greater focus of both effort and assets on the Company's core retail businesses.

Year 2000 Compliance

    From March 1998 through the end of calendar 1999 the Company spent approximately $1.9 million to modify its information technology systems for compliance with the year 2000 and beyond. All of the Company's systems were upgraded on a timely basis, the Company did not experience any adverse effects related to the reprogramming requirements, and systems have continued to operate without related problems to the date of this filing.

Results of Operations

Fiscal 2000 vs. Fiscal 1999

    As of January 29, 2000, the Company operated a total of 50 supermarkets and 43 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. In fiscal 2000 the Company continued its re-engineering of the entire business including the remodeling process scheduled for all of its stores while reconstructing its facilities at all of its locations damaged by Hurricane Georges. During fiscal 2000 one Blockbuster store within a supermarket was closed to better utilize floor space for supermarket operations. The Company is investigating alternative locations for the video store.

    Total sales for the year ended January 29, 2000 were $674.1 million versus $784.8 million in the year ended January 30, 1999, a decrease of 14.1%. Same store sales were $653.3 million this year versus $765.3 million for the prior year, a decline of 14.6%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 14.3% for the year from the prior year. The principal factors contributing to the decline in same stores sales in the Retail Food Divisionare increased competition, the disruption over the past 16 months caused by repairing and replacing components of the stores damaged by Hurricane Georges, and the disruption associated with remodeling stores. While essentially all of the repairs are complete, the adverse effect on the Company's customer base caused by the disruption continues. Blockbuster Division same store sales decreased 18.6% from the prior year. The decrease in Blockbuster same store sales was a result of increased competition, a lackluster year for popular new releases of both rental and sell-through videos and the down-sizing of the music departments. The lack of new releases impacted the video sell-through business to a greater extent than the rental business. Increased competition has been in two forms. One is new competing video outlets. Second, a more significant factor, is the result of mass merchandising of self-activated cellular phones and prepaid phone cards on the island of Puerto Rico during the fiscal year that ended January 29, 2000. During the prior year Blockbuster enjoyed a leadership position in this special segment of the market as it was the only island-wide retailer.
                                -16-

   Gross profit percentages were 32.3% and 32.7% for fiscal years 2000 and 1999 compared to the 28.9% of fiscal 1998. The improved gross margin in recent years is attributed to the re-engineering processes implemented by management as detailed above. The reduction of 0.4% between fiscal 2000 and fiscal 1999 is primarily due to increased costs associated with changes in distribution practices.

    Selling, general, and administrative expenses were 24.3% as a percentage of sales compared to the 22.0% as a percentage of sales of the prior year. The $9.2 million decline in selling, general, and administrative expenses is a result of the Company's ongoing re-engineering program, which has been in process over the last 36 months. The program involves all areas of the Company's operations and seeks to eliminate excess costs and to control operating costs in light of declining sales.

    Depreciation and amortization decreased by $4.9 million from $36.5 million to $31.6 million. Approximately $3.5 million of the decrease was a result of various assets becoming fully depreciated during the fiscal year. The remaining $1.4 million is a result of the sale/leaseback transaction previously discussed.

    Interest expense, net of interest income decreased by $0.6 million due to a $1.4 million increase in interest income due primarily to maintenance of larger balances of cash and cash equivalents on hand throughout the year.
The decrease was offset by an increase in interest expense on capital leases and other interest expense of $0.8 million due primarily to establishment of new capital leases in the sale/leaseback transaction.

    Income tax provision decreased by $5.8 million from $9.8 million to $4.0 million due to the decrease in pretax income. The effective rates for fiscal 2000 and 1999 were 45.9% and 52.6%, respectively. Variances in the effective tax rate are a result of variances in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

    Net income for the year ended January 29, 2000 was $4.7 million, a decrease of $4.2 million from the $8.9 million net income of the prior year. Net income includes a $9.2 million gain, net of applicable income taxes, from the settlement of the Hurricane Georges insurance claim and a $1.2 million loss, net of applicable income taxes, on the sale/leaseback transaction.

Fiscal 1999 vs. Fiscal 1998

    As of January 30, 1999, the Company operated a total of 50 supermarkets and 44 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. In fiscal 1998, the Company converted its remaining Pueblo Video Clubs into in-store Blockbuster outlets, 15 in Puerto Rico and one in the U. S. Virgin Islands. In fiscal 1999, the Company opened one new supermarket and one new Blockbuster store both of which are in Puerto Rico. One supermarket and one Blockbuster store were closed due to hurricane damage and were not reopened.

    Net sales decreased by $153.7 million or 16.4% in fiscal 1999 compared to fiscal 1998. For the comparable 52 week period same store sales were $749.8 million versus $903.0 million for the prior year, a decline of 17.0%. New stores opened during these periods and the stores closed as a result of Hurricane Georges are excluded from "same stores." Same store sales in the Retail Food Division declined 18.3% from $863.7 million to $706.3 million. Primary factors contributing to the decline in same stores sales in the
                             -17-

Retail Food Division are the aftermath of Hurricane Georges, increased competition including a large number of competitive new store openings and increase in selling square footage, and the effects of repositioning of Pueblo's supermarkets to offer a broader product mix while eliminating marginally profitable product lines. Blockbuster same store sales increased 10.8% from $39.3 million to $43.5 million. The $4.2 million increase was primarily a result of increased product sales.

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

    On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85.0 million principal amount of Series C Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under a bank agreement dated July 31, 1993 (the "Old Bank Credit Agreement.") In connection with the
Refinancing Plan, the Company entered into an amended bank agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the
                                -18-
amount of $13.6 million, as of January 29, 2000, the Company had borrowing availability on a revolving basis of $51.4 million under the New Bank Credit Agreement. At the date of this filing, the Company had no cash borrowings outstanding under the revolver of the New Bank Credit Agreement.

    Cash provided by operating activities was $39.7 million compared to $35.5 million in the prior year.

    Net cash provided by (used in) investing activities was $1.1 million, ($8.2) million, and $0.2 million in fiscal years 2000, 1999, and 1998, respectively. During fiscal year 2000, the Company invested $21.6 million in improvements to property and equipment and $13.1 million in reconstruction of property and replacement of equipment destroyed in Hurricane Georges. The Company received proceeds of $35.8 million from disposition of assets during the year, primarily from the sale/leaseback transaction detailed above.

    Net cash used in financing activities was $0.6 million, $ 0.6 million, and $20.3 million in fiscal years 2000, 1999, and 1998, respectively. During fiscal years 2000 and 1999 the only financing activity was payment of a portion of the capital lease obligations. During fiscal 1998 the Company entered into a Refinancing Plan on April 29, 1997 (as described above) which provided net proceeds of $73.9 million. These proceeds together with available cash were used to repay $63.0 million in term loans and $16 million in revolving loans under the Old Bank Credit Agreement. The Company also satisfied $10.0 million of indebtedness payable to a related party. In addition, the Company, in December of 1997, paid $7.5 million of indebtedness payable to a Puerto Rico governmental agency.

    Working capital during fiscal 2000 increased by $20.6 million to $22.2 million from $1.6 million at the end of fiscal 1999. The increase was primarily due to the sale/leaseback transaction in which the Company received $35.5 million in proceeds. The increase was offset by the reclassification of $10 million in long-term debt this year to a current liability. Working capital during fiscal 1999 increased by $25.1 million from a deficit of $23.5 million at the end of fiscal 1998 to positive working capital of $1.6 million at the end of fiscal 1999. Working capital during fiscal 1998 increased $32.7 million from a deficit of $56.2 million at the end of fiscal 1997 to a deficit of $23.5 million at the end of fiscal 1998.

    Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of January 29, 2000. Management anticipates that the principal payments due in fiscal 2001 will be financed by operations.

    The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $6.5 million as of January 29, 2000 and is anticipated to be funded with cash provided by operating activities.

    Capital expenditures for fiscal 2001 are expected to be approximately
$19 million. This capital program (which is subject to continuing change and review) includes the remodeling of certain existing locations and updating of equipment and software.

    The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.
                                -19-

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

    The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4-- Debt in the financial statements, the Company's long-term debt consists of: (i) senior notes of $265 million at a fixed rate of 9 1/2% due in 2003 and (ii) variable rate revenue bonds due in 2001 of $10 million upon which the weighted average interest rate was 4.40% and 4.43% at January 29, 2000 and January 30, 1999, respectively.

Forward Looking Statements

    Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) Company management's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, (3) the extent to which future operations may be inhibited by, and the expected period to recover from, the hurricane, and (4) anticipated capital expenditures. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-24 and S-1 through S-4 appearing at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the Company's accountants on accounting and financial disclosure during the applicable periods.
                                -20-

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


Directors
---------
Name                             Age   Position
----                            ----   --------
Gustavo A. Cisneros . . .54    Chairman of the Board; Member of the
                                 Executive Committee

William T. Keon, III. . .53    Director; President and Chief Executive
                                Officer; Chairman of the Executive
                                Committee; Chairman of
                                the Audit and Risk Committee; Member of
                                the Compensation and Benefits Committee

David L. Aston. . . . . .53    Director; Executive Vice President;
                                President of Retail Food Division

Steven I. Bandel. . . . .46    Director; Member of the Executive
                                Committee; Chairman
                                of the Compensation and Benefits Committee

Guillermo A. Cisneros ...28    Director

Cristina Pieretti . . . .48    Director

Alejandro Rivera. . . . .57    Director; Member of the Audit and Risk
                                Committee; Member of the
                                Compensation and Benefits Committee

Executive Officers
------------------
William T. Keon, III. . .53    President and Chief Executive Officer

David L. Aston. . . . . .53    Executive Vice President; President of
                                Retail Food Division

Daniel J. O'Leary . . . .53    Executive Vice President and Chief
                                 Financial Officer, Assistant Secretary

Fernando J. Bonilla . . .39    Vice President, General Counsel and
                                 Secretary

Alicia Echevarria . . . .47    Vice President of Human Resources,
                                 Assistant Secretary
                               -21-


Max Treon .............. 63    Vice President of Operations-Retail Food
                                 Division

Chuck Newsom ........... 50    Vice President of Merchandising-Retail
                                 Food Division

    Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been a direct or indirect beneficial owner of interests in and a director of certain companies that own or are engaged in a number of diverse commercial enterprises in Venezuela, the United States, Brazil, Chile and Mexico (the "Cisneros Group"), including the Company. He is a member of the board of directors of Pan American Beverages Corporation, Spalding Holdings Corporation, and RSL Communications, Inc.

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

    Cristina Pieretti was appointed a Director in March 1997. During most of the last eight years, she has been actively involved in operations of companies in the Cisneros Group in areas related to consumer goods, retailing and telecommunications, other than a period from March 1995 to February 1997 during which she was a partner in a consulting firm.

    Alejandro Rivera has been a Director of the Company since April 1, 1997. He was previously a Director of the Company from the Acquisition until June 30, 1995. Since 1976, he has been actively involved in the operations and management of certain companies in the Cisneros Group. Mr. Rivera is also a Director of Univision Communications, Inc. Mr. Rivera is a member of the Audit and Risk Committee and of the Compensation and Benefits Committee.

    Daniel J. O'Leary joined the Company in June 1997 as Executive Vice
                                 -22-

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

    Max Treon joined the Company in April, 1997 and has over 44 years experience in the retail food business. Mr. Treon worked for Kroger for 42 years and held positions of Store Manager, District Manager, and Director of Operations.

    Charles Newsom joined the Company in June, 1997 and has over 30 years experience in the retail grocery business. Mr. Newsom worked for Kroger for 15 years as Store Manager, District Manager, Human Resource Manager, and head of Store Manager Training. Mr. Newsom also worked for Big V Supermarkets in New York as Vice President of Operations and Bruno's Supermarket as Vice President of Merchandising.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or distributed by the Company through January 29, 2000 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the four most highly compensated executive officers of the Company serving at January 29, 2000.

                                   SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)
                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III,             2000        450,000      425,000     19,460(2)     19,500(1)
   President and Chief            1999        360,000      715,000     22,014(2)     32,586(1)
   Executive Officer              1998        340,015      328,288     21,647(2)     20,049(1)

David L. Aston                    2000        304,654       60,000     14,293(3)      9,140(1)
   Executive Vice President;      1999        289,279      347,515     15,461(3)     19,104(1)
   President, Puerto Rico         1998        243,270       97,308      8,636(3)      7,996(1)
   Division

Daniel J. O'Leary                 2000        245,193       60,000     18,174(4)          -
   Executive Vice President;      1999        232,452      279,231     13,920(4)          -
   Chief Financial Officer        1998        138,462       55,758      5,320(4)          -

Charles R. Newsom                 2000        191,057       30,300     10,450(5)          -
   Vice President of              1999        181,072      162,963     12,831(5)          -
   Merchandising                  1998        120,954       36,546      6,928(5)          -

Max Treon                         2000        164,973       30,300     14,118(6)          -
   Vice President of              1999        155,934            -     10,235(6)     23,679(7)
   Operations                     1998        117,708            -      7,650(6)          -

NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $7,110, $9,976, and $10,022 and an automobile allowance in the amount of $12,350, $12,038 and $11,625 for fiscal 2000, 1999, and 1998, respectively.

(3) Includes costs related to the reimbursement of executive medical expense of $3,243, $4,723, and $4,636 and an automobile allowance in the amount of $11,050, $10,738, and $4,000 for fiscal 2000, 1999, and 1998, respectively.

(4) Includes costs related to the reimbursement of executive medical expense of $7,774, $3,832, and $1,570 and an automobile allowance in the amount of $10,400, $10,088, and $3,750 for fiscal 2000, 1999, and 1998, respectively.

(5) Includes costs related to the reimbursement of medical expenses of $700, $3,081 and $178 in fiscal 2000, 1999, and 1998, respectively. Also includes automobile allowances in the amounts of $9,750, $9,750 and $6,750 in fiscal 2000, 1999, and 1998, respectively.

(6) Includes costs related to the reimbursement of medical expenses of $4,368, $485, and $-0- in fiscal 2000, 1999, and 1998, respectively. Also includes automobile allowances in the amount of $9,750, $9,750, and $7,650 in fiscal 2000, 1999 and 1998, respectively.

(7) Other compensation is reimbursement for moving expenses of $23,679 in fiscal 1999.
                                -24-

                            PENSION PLAN TABLES
                             -------------------

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

Table 1.     Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------

125,000 . . . . . .    6,250    12,500      18,750     25,000     31,250     37,500     43,750

150,000 . . . . . .    7,500    15,000      22,500     30,000     37,500     45,000     52,500

175,000 . . . . . .    8,000    16,000      24,000     32,000     40,000     48,000     56,000

Table 2. Supplemental Executive Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------

125,000 . . . . . . .       -      9,069    21,569     34,069     27,819     21,569     15,319
150,000 . . . . . . .       -     14,069    29,069     44,069     36,569     29,069     21,569
175,000 . . . . . . .   2,319     20,569    38,819     57,069     49,069     41,069     33,069
200,000 . . . . . . .   6,069     28,069    50,069     72,069     64,069     56,069     48,069
225,000 . . . . . . .   9,819     35,569    61,319     87,069     79,069     71,069     63,069
250,000 . . . . . . .  13,569     43,069    72,569    102,069     94,069     86,069     78,069
275,000 . . . . . . .  17,319     50,569    83,819    117,069    109,069    101,069     93,069
300,000 . . . . . . .  21,069     58,069    95,069    132,069    124,069    116,069    108,069
325,000 . . . . . . .  24,819     65,569   106,319    147,069    139,069    131,069    123,069
350,000 . . . . . . .  28,569     73,069   117,569    162,069    154,069    146,069    138,069
375,000 . . . . . . .  32,319     80,569   128,819    177,069    169,069    161,069    153,069
400,000 . . . . . . .  36,069     88,069   140,069    192,069    184,069    176,069    168,069
425,000 . . . . . . .  39,819     95,569   151,319    207,069    199,069    191,069    183,069
450,000 . . . . . . .  43,569    103,069   162,569    222,069    214,069    206,069    198,069
475,000 . . . . . . .  47,319    110,569   173,819    237,069    229,069    221,069    213,069
500,000 . . . . . . .  51,069    118,069   185,069    252,069    244,069    236,069    228,069

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

         Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $160,000 limit is not applicable.
                                 -25-

         The estimated years of credited service and age, respectively, for purposes of calculating benefits through January 29, 2000 for Mr. Keon is six and 53, respectively, for Mr. Aston is three and 53, respectively, and for Mr. O'Leary is three and 53, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table. Compensation Committee Interlocks and Insider Participation

         Messrs. Keon, Bandel, and Rivera served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998. Mr. Keon also served as an officer of the Company during the fiscal year ended January 31, 1998.

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

                                                         Shares
                                                    Beneficially Owned
                                     ---------------------------------------------
       Name and Address                      Number                   Percent
---------------------------------    --------------------       ------------------
   Bothwell Corporation
     c/o Finser Corporation
     Arias, Fabrega & Fabrega Trust Co.
     BVI Limited, 325 Waterfront Drive
     Omar Hodge Bldg., 2nd Floor
     Wickhams Cay, Road Town
     Tortola, British Virgin Islands           1,000                        100.0%


         The shares of Holdings described above are beneficially owned by the Principal Shareholders by virtue of their indirect ownership of the entity listed above. The principal business address of the Principal Shareholders is Paseo Enrique Eraso, Centro Commercial Paseo Las Mercedes, Caracas,
                                -26-

Venezuela.

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)  Documents filed as part of this report:
                                                                        Page
     (1)  Consolidated Financial Statements:

          Independent Auditors' Report                                 F - 1

          Consolidated Balance Sheets as of January 29, 2000 and
             January 30, 1999                          F - 2 through   F - 3

          Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998:

              Consolidated Statements of Operations                    F - 4
              Consolidated Statements of Cash Flows                    F - 5
              Consolidated Statements of Stockholder's Equity          F - 6

          Notes to Consolidated Financial Statements    F - 7 through  F -24

      (2) Financial Statement Schedules:

          Schedule II - Financial Information of Registrant..S-1 through S-3

          Schedule V - Valuation and Qualifying Accounts..............   S-4

      (3) Exhibits - None.

                           INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------
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

        4.1                      SPECIMEN NOTE FOR COMPANY'S 9 1/2% SENIOR
                                 NOTES DUE 2003 (INCLUDED IN EXHIBIT 4.2)*

        4.2                      INDENTURE DATED AS OF JULY 28, 1993
                                 BETWEEN THE COMPANY AND UNITED STATES
                                 TRUST COMPANY OF NEW YORK, AS TRUSTEE*

        4.3                      SPECIMEN NOTE FOR THE COMPANY'S 91/2%
                                 SERIES C SENIOR NOTES DUE 2003 (INCLUDED
                                 IN EXHIBIT 4.4)

        4.4                      INDENTURE, DATED AS OF APRIL 24, 1997,
                                 BETWEEN THE COMPANY AND UNITED STATES
                                 TRUST COMPANY OF NEW YORK, AS TRUSTEE
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 4.2
                                 TO THE COMPANY'S REGISTRATION STATEMENT
                                 NO. 333-27523 ON FORM S-3)

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

        10.2                     FIRST AMENDMENT, DATED AS OF AUGUST 2,
                                 1993, OF THE OLD BANK CREDIT AGREEMENT*


                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------
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

       10.13                     AGREEMENT BETWEEN THE CHASE MANHATTAN
                                 BANK (NATIONAL ASSOCIATION) (THE "BANK"),
                                 PUERTO RICO INDUSTRIAL, MEDICAL AND
                                 ENVIRONMENTAL POLLUTION CONTROL
                                 FACILITIES FINANCING AUTHORITY (THE
                                 "AUTHORITY") AND THE COMPANY; TRUST
                                 AGREEMENT BETWEEN THE AUTHORITY AND BANCO
                                 POPULAR DE PUERTO RICO, AS TRUSTEE;
                                 GUARANTEE AND CONTINGENT PURCHASE
                                 AGREEMENT BETWEEN THE REGISTRANT AND THE
                                 BANK; LOAN AGREEMENT BETWEEN THE
                                 AUTHORITY AND THE REGISTRANT; TENDER
                                 AGENT AGREEMENT AMONG THE AUTHORITY;
                                 BANCO POPULAR DE PUERTO RICO AS TRUSTEE;
                                 RE-MARKETING AGREEMENT BETWEEN CHASE
                                 MANHATTAN CAPITAL MARKETS CORPORATION AND
                                 THE REGISTRANT; EACH DATED OCTOBER 1,
                                 1985, RELATING TO A $5,000,000 FINANCING
                                 IN OCTOBER 1985 (SUBSTANTIALLY IDENTICAL
                                 DOCUMENTS WERE EXECUTED FOR AN ADDITIONAL
                                 $5,000,000 FINANCING IN NOVEMBER 1985 AND
                                 $7,500,000 IN DECEMBER 1985)
                                 (INCORPORATED BY REFERENCE HEREIN AS
                                 FILED WITH PUEBLO'S REGISTRATION
                                 STATEMENT NO. 1-6376 ON FORM S-2 DATED
                                 JANUARY 23, 1986)

       10.20                     EXECUTED FOURTH AMENDMENT, DATED AS OF
                                 APRIL 8, 1994, TO THE OLD BANK CREDIT
                                 AGREEMENT (INCORPORATED BY REFERENCE TO
                                 EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY
                                 REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 MAY 21, 1994)


                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------
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

       10.23                     EMPLOYMENT AGREEMENT, DATED FEBRUARY 28,
                                 1996, BETWEEN PUEBLO INTERNATIONAL, INC.
                                 AND EDWIN PEREZ

       10.24                     AGREEMENT, DATED MARCH 1, 1996, BETWEEN
                                 PUEBLO INTERNATIONAL, INC. AND HECTOR G.
                                 QUINONES

       10.25                     EXECUTED SEVENTH AMENDMENT, DATED AS OF
                                 JANUARY 26, 1996, TO THE OLD BANK CREDIT
                                 AGREEMENTS

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
                                 FOR THE QUARTER ENDED NOVEMBER 2, 1996)


                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------
       10.33                     NINTH AMENDMENT, DATED AS OF JANUARY 25,
                                 1997, TO THE OLD CREDIT AGREEMENT AMONG
                                 PUEBLO XTRA INTERNATIONAL, INC., PUEBLO
                                 INTERNATIONAL, INC., XTRA SUPER FOOD
                                 CENTERS, INC., VARIOUS LENDING
                                 INSTITUTIONS, THE CHASE MANHATTAN BANK,
                                 N.A. AND SCOTIABANK DE PUERTO RICO, AS
                                 ADMINISTRATIVE AGENTS

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

         No annual report to security holders covering the Company's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has, as of the date hereof, been sent to security holders by the Company. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form 10-K, the Company will furnish copies of such material to the Commission when it is sent to the security holders.
                                -31-

                                SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PUEBLO XTRA INTERNATIONAL, INC.


Dated:  April 27, 2000          /s/ Daniel J. O'Leary
                                Daniel J. O'Leary,
                                Executive Vice President
                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
----------------                ------------------------------    ------------

/s/ Gustavo A. Cisneros         Chairman of the Board
Gustavo A. Cisneros

/s/ William T. Keon, III        Director; President; and Chief
William T. Keon, III            Executive Officer

/s/ Daniel J. O'Leary           Executive Vice President and Chief
Daniel J. O'Leary               Financial Officer

/s/ Robert F. Kendall           Controller
Robert F. Kendall, CPA

/s/ David L. Aston              Director
David L. Aston

/s/ Steven I. Bandel            Director
Steven I. Bandel

/s/ Guillermo A. Cisneros       Director
Director

/s/ Cristina Pieretti           Director
Cristina Pieretti

/s/ Alejandro Rivera            Director
Alejandro Rivera

                                -32-

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of
   Pueblo Xtra International, Inc.
San Juan, Puerto Rico

We have audited the accompanying consolidated balance sheets of Pueblo Xtra International, Inc. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended January 29, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pueblo Xtra International, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of operations and cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants


Miami, Florida
February 18, 2000

                      CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                         (Dollars in thousands)

                                                        January 29,        January 30,
                                                           2000               1999
                                                      -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $   95,711         $   55,500
   Accounts receivable                                       4,012              4,715
   Inventories                                              57,161             60,189
   Prepaid expenses                                          7,871              8,163
   Deferred income taxes                                     3,489              5,338
                                                         ---------          ---------
   TOTAL CURRENT ASSETS                                    168,244            133,905
                                                         ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                     6,215             16,499
   Buildings and improvements                               39,221             64,128
   Furniture, fixtures and equipment                       120,103            113,673
   Leasehold improvements                                   39,605             37,417
   Construction in progress                                  9,928              4,786
                                                         ---------          ---------
                                                           215,072            236,503
   Less accumulated depreciation and amortization          107,254            114,912
                                                         ---------          ---------
                                                           107,818            121,591
   Property under capital leases, net                       14,445              8,269
                                                         ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                            122,263            129,860

GOODWILL, net of accumulated amortization of $33,146 at
   January 29, 2000 and $28,113 at January 30, 1999        165,835            173,605
DEFERRED INCOME TAX                                          7,137              7,006
TRADE NAMES, net of accumulated amortization of $9,527 at
   January 29, 2000 and $8,662 at January 30, 1999          28,973             29,838
DEFERRED CHARGES AND OTHER ASSETS                           29,112             32,788
                                                         ---------          ---------
   TOTAL ASSETS                                          $ 521,564          $ 507,002
                                                         =========          =========




















                The accompanying notes are an integral part of these
                           consolidated financial statements.

                       CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except share data)


                                                        January 29,        January 30,
                                                           2000               1999
                                                      -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                    $   84,366          $  74,604
   Accrued expenses                                        41,226             43,545
   Salaries, wages and benefits payable                     9,724             13,535
   Current portion of long-term debt                       10,000                  -
   Current obligations under capital leases                   714                643
                                                      -----------        -----------
   TOTAL CURRENT LIABILITIES                              146,030            132,327

LONG-TERM DEBT, net of current portion                          -             10,000
NOTES PAYABLE                                             259,645            258,475
CAPITAL LEASE OBLIGATIONS, net of current portion          13,346              6,914
RESERVE FOR SELF-INSURANCE CLAIMS                           5,610              9,896
DEFERRED INCOME TAXES                                      23,100             28,539
OTHER LIABILITIES AND DEFERRED CREDITS                     32,927             24,669
                                                      -----------        -----------
   TOTAL LIABILITIES                                      480,658            470,820
                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                     -                   -
   Additional paid-in capital                              91,500             91,500
   Accumulated deficit                                    (50,594)           (55,318)
                                                       -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                              40,906             36,182
                                                      ------------        -----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $  521,564          $ 507,002
                                                      ============        ===========











                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)


                                                                Fiscal
                                               ---------------------------------------
                                                  2000          1999          1998
                                               ----------    ----------    -----------
Net sales                                      $  674,145   $  784,774     $ 938,506
Cost of goods sold                                456,143      528,395       667,043
                                               ----------    ----------    -----------
   GROSS PROFIT                                   218,002      256,379       271,463

OPERATING EXPENSES
Selling, general and administrative expenses      163,785      172,964       204,185
Gain on insurance settlement                     ( 15,066)           -             -
Depreciation and amortization                      31,632       36,529        40,175
                                               ----------    ----------    -----------
   OPERATING PROFIT                                37,651       46,886        27,103

Sundry, net                                             -            -           (36)
                                               ----------    ----------    -----------

   INCOME BEFORE INTEREST, INCOME TAXES,
      AND EXTRAORDINARY ITEM                       37,651       46,886        27,067

Interest expense on debt                          (28,738)     (28,556)      (29,367)
Interest expense on capital lease obligations      (1,633)      (1,000)       (1,160)
Interest and investment income, net                 2,750        1,379           910
Loss on sale of real property                      (1,291)           -             -
                                               ----------    ----------    -----------
   INCOME (LOSS) BEFORE INCOME TAXES,
      AND EXTRAORDINARY ITEM                        8,739       18,709        (2,550)

Income tax expense                                 (4,015)      (9,832)         (583)
                                               ----------    ----------    -----------
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          4,724        8,877        (3,133)

Extraordinary Item:  Loss on early
   extinguishment of debt, net of deferred
   income taxes of $1,567                               -            -        (2,444)
                                               ----------    ----------    -----------
   NET INCOME (LOSS)                           $    4,724  $     8,877     $  (5,577)
                                               ==========    ==========    ===========
















                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)

                                                                                      Fiscal
                                                                         -----------------------------------
                                                                            2000        1999        1998
                                                                         ----------  ----------  -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                  $  4,724   $  8,877     $ (5,577)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of disposal
         of Florida retail operations:
         Depreciation and amortization of property and equipment           17,615     20,782       23,855
         Amortization of intangible and other assets                       14,017     15,747       16,321
         Amortization of bond discount                                      1,170      1,047          716
         Loss on sale/leaseback of real estate                              1,291          -            -
         Write off of property and equipment destroyed                      4,423          -            -
         (Gain) loss on disposal of property and equipment, net                30     (2,182)        (273)
         Write off of goodwill in sale/leaseback transaction                2,737          -            -
         Provision for deferred income taxes                               (3,375)     9,349          230
         Provision (benefit) in deferred charges and other assets           1,838      1,499       (1,543)
         Amortization (benefit) in other liabilities and deferred credits   1,963     (2,221)        (500)
         Benefit from reduction of reserve for self-insurance claims       (4,286)    (1,310)        (995)
         Extraordinary loss on early extinguishment of debt, net                -          -        2,444
         Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                           703     (1,566)       1,598
                Inventories                                                (3,253)   (12,259)      (5,039)
                Prepaid expenses                                           (  151)     2,298          (33)
             Increase (decrease) in:
                Accounts payable and accrued expenses                       3,286       (941)      10,190
                                                                         ---------   ---------   ----------
                                                                           42,732     39,120       41,394
         Decrease attributable to disposal of Florida retail operations    (3,022)    (3,590)      (4,616)
                                                                         ---------   ---------   ----------
         Net cash provided by operating activities                         39,710     35,530       36,778
                                                                         ---------   ---------   ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (21,650)   (15,271)     (10,938)
      Reconstruction of property and replacement of equipment destroyed   (13,102)         -            -
      Proceeds from disposal of property and equipment                     35,829      7,062        1,036
      Proceeds from sales of marketable securities                              -          -           89
      Proceeds from disposal of Florida retail operations                       -          -       10,000
                                                                        ---------   ---------   ----------
         Net cash provided by, (used in), investing activities              1,077     (8,209)         187
                                                                        ---------   ---------   ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital lease obligations                        (576)      (591)        (579)
      Principal payment from notes payable to a related party                 -            -      (10,000)
      Principal payments on long-term debt                                    -            -      (68,727)
      Principal payments on short-term debt                                   -            -      (21,750)
      Proceeds from long-term borrowing                                       -            -       80,713
                                                                        ---------   ---------   ----------
         Net cash used in financing activities                               (576)      (591)     (20,343)
                                                                        ---------   ---------   ----------
   Net increase in cash and cash equivalents                               40,211     26,730       16,622

   Cash and cash equivalents at beginning of year                          55,500     28,770       12,148
                                                                        ---------   ---------   ----------
   Cash and cash equivalents at end of year                             $  95,711   $ 55,500     $ 28,770
                                                                       ==========  =========   ==========

                  The accompanying notes are an integral part of these
                             consolidated financial statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                           Fiscal 2000, 1999, and 1998
                              (Dollars in thousands)


                                              Additional                         Total
                                   Common      Paid-in       Accumulated     Stockholder's
                                   Stock       Capital         Deficit          Equity
                                  ---------  ------------   -------------   -------------
Balance at January 25, 1997        $     -    $  91,500      $  (58,618)     $   32,882

   Net loss for the year                 -            -          (5,577)         (5,577)
                                  ---------  -----------    -------------   -------------
Balance at January 31, 1998              -       91,500         (64,195)         27,305

   Net income for the year               -            -           8,877           8,877
                                  ---------  -----------    -------------   -------------
Balance at January 30, 1999              -       91,500         (55,318)         36,182

   Net income for the year               -            -           4,724           4,724
                                  ---------  -----------    -------------   -------------
Balance at January 29, 2000        $     -   $   91,500     $   (50,594)    $    40,906
                                  =========  ===========    =============   =============
































          The accompanying notes are an integral part of these consolidated financial statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include the accounts of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (the "Company"). The Company, a wholly owned subsidiary of PXC&M Holdings, Inc., operated retail supermarkets and video rental locations in Puerto Rico and the U. S. Virgin Islands during fiscal years 2000, 1999, and 1998. Intercompany accounts and transactions are eliminated in consolidation.

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday in January. Accordingly, fiscal year 2000 ended on January 29, 2000, fiscal 1999 ended on January 30, 1999, and fiscal 1998 ended on January 31, 1998. Fiscal 1998 comprised 53 weeks, all other noted fiscal years comprised 52 weeks.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

    Goodwill represents the excess of cost over the estimated fair value of the net tangible and other intangible assets acquired in connection with the transaction described in Note (2)-- Goodwill. Tradenames acquired at the time of the transaction were valued by independent appraisers. Goodwill and other intangibles are being amortized using the straight-line method over periods not exceeding 40 years. The Company periodically evaluates the carrying amount of goodwill and other intangibles to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flows method (which includes evaluating the probability that estimated undiscounted cash flows from related operations will be less than the carrying amount of goodwill and other long-lived assets), the Company believes there is no impairment to goodwill and other intangibles.

Self-Insurance

    The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $250,000 per occurrence for general liability and certain workers compensation. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was $6.5 million at January 29, 2000 and January 30, 1999 and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was $1.3 million and $2.5 million at January 29, 2000 and January 30, 1999, respectively, and is also included in the consolidated balance sheets as salaries, wages, and benefits payable.

Pre-Opening Expenses

    Store pre-opening expenses are charged to operations as they are incurred.

Advertising Expenses

    Advertising expenses are charged to operations as they are incurred. During fiscal 2000, fiscal 1999, and fiscal 1998, advertising expenses were $11.7 million, $11.9 million, and $9.3 million, respectively.

Income Taxes

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred tax assets and liabilities to be determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates currently in effect.
                                     F-8

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133," which changes the effective date of SFAS 133 for financial statements for fiscal years beginning after June 15, 2000. The Company does not deal with derivative instruments and does not engage in hedging activities. Accordingly, the Company expects no impact from adoption of SFAS No. 133.

Reclassifications

    Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- GOODWILL

    In July 1993, the Company acquired all of the outstanding shares of the common stock of Pueblo International, Inc. and subsidiaries for an aggregate purchase price of $283.6 million plus transaction costs. The shares were acquired from an investor group including affiliates of Metropolitan Life Insurance Company, The First Boston Corporation and certain current and former members of the Company's management and its Board of Directors.

    The acquisition of shares was accounted for as a purchase effective July 31, 1993. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $210.2 million was recognized as goodwill and is being amortized over 40 years.

    During the fiscal year ended January 29, 2000, goodwill of $2.7 million was written off in conjunction with the sale/leaseback transaction (Note 12). The reduction in goodwill is to adjust for the preferential tax rate applicable to this transaction. Upon disposition of such assets, a capital gain was realized for tax purposes. Capital gains in Puerto Rico are taxed at a rate of 25%. Because a deferred tax liability at the statutory tax rate of 39% was recorded on the books upon the initial acquisition of the assets on July 28, 1993, the tax rate differential of 14% has been recorded as a reduction of goodwill.

NOTE 3 -- INVENTORIES

    The cost of approximately 81% and 80% of total inventories at January 29, 2000 and January 30, 1999, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was $2.0 million and $2.2 million as of January 29, 2000 and January 30, 1999, respectively.

NOTE 4 -- DEBT

    Total debt consists of the following (in thousands):


                                              January 29,     January 30,
                                                  2000           1999
                                              -----------    -----------
Senior notes due 2003, net of unamortized
   discount of $5,355 and $6,525 in 2000
   and 1999, respectively                    $  259,645     $  258,475

Payable to a Puerto Rico governmental
   agency                                         10,000         10,000
                                              ------------   ------------
                                              $  269,645     $  268,475
                                              ============   ============

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT (Continued)

    In 1993 the Company issued $180 million in 10-year, 9 1/2% senior notes (the "Notes"). On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Series B Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under a bank credit agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). The weighted average interest rate on the Old Bank Credit Agreement, which approximates that of short-term borrowings under the revolving facility, was 8.52% during fiscal 1998.

    In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility (the "New Credit Facility") with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $13.6 million, as of January 29, 2000, the Company has borrowing availability on a revolving basis of $51.4 million under the New Bank Credit Agreement.
In fiscal year 1998, this transaction resulted in an extraordinary charge of $2.4 million, net of deferred income taxes of $1.6 million, by reason of early extinguishment of debt. The Company pays a fee of .30% per annum on unused commitments under the $65.0 million revolving facility. Interest on the New Credit Facility fluctuates based on the availability of Section 936 funds in Puerto Rico, Euroloan rates and the prime rate. As of January 29, 2000, the Company had no borrowings outstanding under the revolver of the New Bank Credit Agreement.

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

    The Notes and Series C Senior Notes, which mature on August 1, 2003, are general unsecured obligations of the Company subordinate in right of payment to all existing and future liabilities (including, without limitation, obligations under the New Credit Facility) of its subsidiaries. The Notes and Series C Senior Notes may be called by the holders of the notes at 101% in the event of a change in control of the Company (as defined in the indenture). The Notes and Series C Senior Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. The
                                     F-11

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT (Continued)

Notes and Series C Senior Notes bear interest at 9.50% per annum which is payable semiannually on February 1st and August 1st. Terms of the Notes and Series C Senior Notes include covenants which restrict the Company and its subsidiaries from engaging in certain activities and transactions.

    Outstanding borrowings from a governmental agency of the Commonwealth of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of fiscal year end 2000 and 1999. The bonds, which bear interest at variable rates based on an index of tax-exempt borrowing, have a weighted average interest rate of 4.40% and 4.43% at January 29, 2000 and January 30, 1999, respectively. A principal payment of $7.5 million was made in fiscal 1998 and another principal payment in fiscal 2001 for $10 million is due, which correspond to the maturity dates of the bonds. Payment of the bonds is guaranteed by standby letters of credit totaling $10.2 million, issued under the $65.0 million revolving credit facility discussed above.

    Annual maturities of the Company's debt are as follows (in thousands):

           Fiscal Year               Amount
          -------------            ----------
              2001                    10,000
              2004                   259,645
                                   ---------
              Total                 $269,645
                                   =========

    Total interest paid on debt was $24.9 million, $25.6 million, and $14.1 million for fiscal 2000, fiscal 1999, and fiscal 1998, respectively. Interest payable as of both January 29, 2000 and January 30, 1999 was $12.5 million.

NOTE 5 -- LEASES AND LEASEHOLD INTERESTS

    The Company conducts the major part of its operations on leased premises which have initial terms generally ranging from 20 to 25 years. Substantially, all leases contain renewal options which extend the lease terms in increments of 5 to 10 years and include escalation clauses. The Company also has certain equipment leases which have terms of up to five years. Realty and equipment leases generally require the Company to pay operating expenses such as insurance, taxes and maintenance. Certain store leases provide for percentage rentals based upon sales above specified levels.

    The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES AND LEASEHOLD INTERESTS (Continued)

    Property recorded as assets under capital leases consists of real estate as follows (in thousands):

                                       January 29,         January 30,
                                          2000                1999
                                     ---------------     --------------
Real estate                            $      19,192        $   12,113
Less accumulated amortization                  4,747             3,844
                                     ---------------     --------------
Property under capital leases, net     $      14,445        $    8,269
                                     ===============     ==============

    Amortization of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statements of operations. Minimum rentals payments to be made under noncancelable leases at January 29, 2000 as well as rent to be received as lessor of owned property and as lessor in sublease rentals of portions of leased property are as follows (in thousands):

                                      Capital      Operating     Operating
                                       Lease         Lease         Lease
                                      Payments      Payments      Receipts
       Fiscal Year                  (As Lessee)   (As Lessee)   (As Lessor)
--------------------------------   ------------  ------------  ------------
2001                                 $  2,591      $ 12,529      $     49
2002                                    2,523        11,923            51
2003                                    2,435        10,801            51
2004                                    2,405         9,810            51
2005                                    2,252         9,622            51
2006 and thereafter                    24,577        97,053           608
                                   ------------  ------------  ------------
                                       36,783      $151,738      $    861
                                           ============  ============
Less executory costs                       40
                                   -----------
   Net minimum lease payments          36,743
Less amount representing interest      22,683
                                   -----------
Present value of net minimum lease
   payments under capital lease
   obligations                         14,060

Less:  current portion                    714
                                    ----------
Capital lease obligations,
   net of current portion             $13,334
                                    ==========

                                     F-13

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES AND LEASEHOLD INTERESTS (Continued)

Sublease rental receipts to be received from capital and operating leases:

                                     Capital       Operating
                                      Leases         Leases
                                   -----------   ------------
Total minimum sublease rentals
   to be received in the future       $ 1,355       $  6,879
                                   ===========   ============

    Rent expense and the related contingent rentals under operating leases were $15.7 million and $0.2 million for fiscal 2000, respectively, $13.2 million and $0.3 million for fiscal 1999, respectively, and $12.3 million and $0.4 million for fiscal 1998, respectively.

    Contingent rentals under capital leases, which are directly related to sales, were $0.1 million for fiscal 2000, $0.2 million for fiscal 1999 and $0.3 million for fiscal 1998. Interest paid on capital lease obligations was $1.6 million for fiscal 2000, $1.0 million for fiscal 1999, and $1.2 million for fiscal 1998.

    Sublease rental income for operating and capital leases was $4.2 million for fiscal 2000, $3.1 million for fiscal 1999, and $2.6 million for fiscal 1998.

NOTE 6 -- INCOME TAXES

    As described in Note (1)-- Significant Accounting Policies, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

    The components of income tax expense, excluding extraordinary items, are as follows (in thousands):

                           Fiscal           Fiscal         Fiscal
                            2000             1999           1998
                         -----------     -----------    ------------
Current
   Federal                $     46         $     53      $     (40)
   State                        17                7              1
   U.S. Possessions          4,348              423            392
                         -----------     -----------    ------------
                             4,411              483            353
                         -----------     -----------    ------------
Deferred
   Federal                   1,738            3,083          2,608
   State                        26               69           (124)
   U.S. Possessions         (2,160)           6,197         (2,254)
                         -----------     -----------    ------------
                              (396)           9,349            230
                         -----------     -----------    ------------
     Total income tax
              expense     $  4,015         $  9,832      $     583
                         ===========     ===========    ============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

    The significant components of the net deferred tax liabilities are as follows (in thousands):

                                           January 29,      January 30,
                                              2000             1999
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $ 5,130         $   6,941
   Employee benefit plans                    6,399             6,467
   Property and equipment                    2,225             2,704
   Reserve for closed stores                     -             1,113
   Accrued expenses and other liabilities
      and deferred credits                   6,863             3,928
   Other operating loss and tax credit
      carry forwards                         3,525             4,455
   All other                                   980               922
                                         ---------------  --------------
      Total deferred tax assets             25,122            26,530
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                  (12,748)          (16,440)
   Tradenames                              (11,581)          (11,927)
   Operating leases                         (5,984)           (6,495)
   Inventories                              (4,229)           (4,268)
   Other assets                             (1,843)           (2,056)
   Accrued expenses and other liabilities
      and deferred credits                  (1,809)           (1,540)
                                         ---------------  --------------
    Total deferred tax liabilities         (38,194)          (42,726)
                                         ---------------  --------------
      Net deferred tax liabilities        $(13,072)        $ (16,196)
                                         ===============  ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

    A reconciliation of the difference between actual income tax expense and income taxes computed at U. S. Federal statutory tax rates is as follows (in thousands):

                                     Fiscal        Fiscal       Fiscal
                                      2000          1999         1998
                                   -----------  -----------  -----------
U.S. Federal Statutory rate of 35%
   applied to pretax income (loss)  $ 3,059      $   6,548     $   (892)
Effect of varying rates
   applicable in other taxing
   jurisdictions                        272            663         (219)
Amortization of goodwill              1,761          1,761        1,761
State and local taxes                    40             53         (141)
Alternative minimum taxes                 -            413            -
Branch taxes (possession -
   US/VI)                              (686)            92           79
All others, net                        (431)           302           (5)
                                   -----------  -----------  -----------
Income tax expense                  $ 4,015      $   9,832      $   583
                                   ===========  ===========  ===========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

    The Company's operations are located in U. S. possessions where they are subject to U. S. and local taxation.

    The net deferred tax liability decreased by $3.1 million during the year. Of this amount, $0.4 million was recorded as a deferred tax benefit and $2.7 million was recorded as a reduction of goodwill (See Note 2 --Goodwill.)


    As of January 29, 2000, the Company has unused net operating loss carryforwards of $ 3.2 million and $ 2.8 million available to offset future taxable income in the United States, and the U. S. Virgin Islands through fiscal years 2011 and 2020, respectively.

    The Company has unused investment tax credits of approximately $0.7 million available to offset future United States income tax liabilities. Such investment tax credits expire as follows: 2000 - $447,000; 2001 - $228,000; and 2002 - $20,000. Utilization of the investment tax credit carryforward may be limited each year.

    The Company also has unused alternative minimum tax credits in the amount of $0.2 million and $0.1 million to offset future income tax liabilities in Puerto Rico and the United States, respectively. These credits are carried forward indefinitely.

    Total income taxes paid were $0.7 million during fiscal 2000, $0.05 million during fiscal 1999, and $0.6 million during fiscal 1998.

NOTE 7 -- RETIREMENT BENEFITS

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

    Net pension cost under the Retirement Plan includes the following components (in thousands):

                                     Fiscal        Fiscal       Fiscal
                                      2000          1999         1998
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,546    $   1,370    $   1,443
Interest cost on projected
   benefit obligation                   1,509        1,433        1,452
Expected return on plan
   assets                              (1,262)      (1,157)      (1,083)
Net amortization and
   deferrals                               (6)          (6)          (6)
                                   -----------  -----------  -----------
   NET PENSION COST                 $   1,787    $   1,640    $   1,806
                                   ===========  ===========  ===========

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 7.75% and 5.0%, respectively, for fiscal 2000, 6.75% and 5.0%, respectively, for fiscal 1999, and 7.5% and 5.0%, respectively, for fiscal 1998. The average expected long-term rate of return on plan assets is 9.0% for the three-year period.

The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows (in thousands):

                                              January 29,      January 30,
                                                   2000             1999
                                            ---------------  --------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
  vested benefits of $13,834 at January 29,
  2000 and $16,693 at January 30, 1999            $14,708     $    18,117
                                           ===============  ==============
Plan assets at fair value - beginning of the year $14,562     $    12,908
Actual return on plan assets                        2,792           1,690
Employer contributions                              1,306           1,574
Benefits paid                                      (1,814)         (1,610)
                                           ---------------  --------------
Plan assets at fair value - end of the year         16,846       14,562
                                           ---------------  --------------
Projected benefit obligation for service
   rendered to date - beginning of the year       (23,433)        (20,190)
Service cost                                       (1,546)         (1,370)
Interest cost                                      (1,509)         (1,433)
Actuarial gain (loss)                               2,064          (2,050)
Benefit paid                                        1,814           1,610
                                           ---------------  --------------
Projected benefit obligation for service
   rendered to date - end of the year             (22,610)        (23,433)
                                           ---------------  --------------
      FUNDED STATUS                                (5,764)         (8,871)
Unrecognized net gain                              (4,068)           (474)
Unrecognized prior service cost                       (61)            (67)
                                            ---------------  --------------
      NET PENSION LIABILITY                 $      (9,893)    $   (9,412)
                                            ===============  ==============

                                     F-18

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

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

    Net pension cost under the Supplemental Plan includes the following components (in thousands):

                                        Fiscal        Fiscal       Fiscal
                                         2000          1999          1998
                                      -----------  -----------  -----------
Service cost - benefits earned
   during the period                   $    260     $    150     $    124
Interest cost on projected
   benefit obligation                       271          309          317
Net amortization and deferrals              (79)         (94)         (83)
                                      -----------  -----------  -----------
      NET PENSION COST                 $    452     $    365     $    358
                                      ===========  ===========  ===========

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Supplemental Plan are 7.75% and 5%, respectively, for fiscal 2000, 6.75% and 5%, respectively, for fiscal 1999, and 7.5% and 5%, respectively, for fiscal 1998.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

The funded status and amounts recognized in the Company's consolidated balance sheets for the Supplemental Plan are as follows (in thousands):

                                              January 29,      January 30,
                                                 2000             1999
                                            ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $3,173 at January 29,
   2000 and $3,663 at January 30, 1999       $      3,180     $    3,678
                                            ===============  ==============
Projected benefit obligation for service
 rendered to date                            $     (3,467)    $   (4,179)
                                            ---------------  --------------
      FUNDED STATUS                                (3,467)        (4,179)
Unrecognized net gain                              (2,194)        (1,347)
Unrecognized prior service cost                        30             37
                                            ---------------  --------------
      NET PENSION LIABILITY                  $     (5,631)    $   (5,489)
                                            ===============  ==============

    Change in benefit obligations was as follows (in thousands):

                                              January 29,      January 30,
                                                 2000             1999
                                            ---------------  --------------
Benefit obligation as of beginning of the year  $   4,179      $   4,306

Service costs                                         260            150
Interest costs                                        271            309
Actuarial (gain) loss                                (933)            86
Benefits paid                                        (310)          (672)
                                            ---------------  --------------
Benefit obligation as of end of the year        $   3,467      $   4,179
                                            ===============  ==============

Change in plan assets were as follows (in thousands):

                                              January 29,      January 30,
                                                 2000             1999
                                            ---------------  --------------
Fair value of assets as of beginning of the year $      -     $      -

Employer contribution                                 310          672
Benefits paid                                        (310)        (672)
                                            ---------------  --------------
Fair value of assets as of end of the year       $      -     $      -
                                            ===============  ==============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

    The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico and the U. S. Virgin Islands. Contributions to this plan are at the discretion of the Board of Directors. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States. Expenses related to these plans, which are recognized in the year the cost is incurred, were $620,000 for fiscal 2000, $758,000 for fiscal 1999, and $818,000 for fiscal 1998.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                     January 29,             January 30,
                                        2000                    1999
                                 ----------------------  ----------------------
                                  Carrying      Fair       Carrying     Fair
                                   Amount       Value       Amount     Value
                                 ---------   ----------  ------------ ---------
Cash and cash equivalents        $  95,711     $95,711     $  55,500   $  55,500

Debt                              (269,645)   (129,308)     (268,475)   (253,852)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9 -- CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.

NOTE 10 -- CONTINGENCIES

    At January 29, 2000, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. Management believes there were no material contingencies as of January 29, 2000. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

NOTE 11 -- HURRICANE GEORGES

    Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. Since the storm, operations have been at varying degrees of capacity depending on the extent of damage at each location.

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

     Inventory at retail value
     Reconstruction of property and replacement of equipment at replacement cost
     Extra expenses reimbursed dollar for dollar

    During this fiscal year the Company recorded a $15.1 million gain which is a result of the excess of insurance coverage for inventory, property, and equipment over the net book value of these items at the time the storm occurred.

    The Company received $41.3 million in cash reimbursement from its insurance carrier under the settlement.

    The Company's insurance policy also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 2, 1999 the Company presented its initial interim business interruption claim covering the 35 weeks ended on May 22, 1999, the period immediately subsequent to the storm. The total claim, when completed, will involve the period from the date of the storm through 12 months after the date the Company's reconstruction efforts are deemed to have been substantially completed. As of this filing, reconstruction efforts have been substantially completed. However, the Company and its insurance carriers have not yet agreed upon the date of substantial completion for purposes of
                                    F-22

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 11 -- HURRICANE GEORGES (Continued)

the business interruption claim. The accompanying financial statements do not include any anticipated recovery from the business interruption claim as all recoveries will be pretax gains which may be included only at such time as they are settled and realized.

NOTE 12-- SALE/LEASEBACK TRANSACTION

Sale/Leaseback Transaction

    On June 1, 1999, the Company realized approximately $35.2 million in cash from the sale of seven shopping centers that are located in Puerto Rico and the U.S. Virgin Islands. The portions of these centers in which the Company's retail stores are located are being leased back pursuant to long-term leases. The Company incurred a $1.2 million loss (net of the income tax benefit and a $6.9 million deferred gain) in the transaction.

NOTE 13-- DISCLOSURE ON OPERATING SEGMENTS

    The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the U. S. Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster video stores for Puerto Rico and the U. S. Virgin Islands operated through 43 Blockbuster stores, 41 of which are in Puerto Rico and 2 of which are in the U. S. Virgin Islands. Most of the Blockbuster stores are adjacent to, or a separate section within, a retail food supermarket. Administrative support functions are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13-- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):

                                  Retail Food          Videotape            Total

Fiscal Year Ended 2000
Net sales                         $  624,225           $  49,920          $   674,145
Depreciation and amortization        (22,838)            ( 8,794)             (31,632)
Operating profit                      30,851*              6,800*              37,651*
Total assets                         494,482              27,082              521,564
Capital expenditures                 (21,443)            (   207)             (21,650)

Fiscal Year Ended 1999
Net sales                         $  723,802           $  60,972          $   784,774
Depreciation and amortization        (25,834)            (10,695)             (36,529)
Operating profit                      41,746               5,140               46,886
Total assets                         477,155              29,847              507,002
Capital expenditures                 (14,965)               (306)             (15,271)

Fiscal Year Ended 1998
Net sales                         $  890,391           $  48,115          $   938,506
Depreciation and amortization        (29,947)            (10,228)             (40,175)
Operating profit                      23,711               3,392               27,103
Capital expenditures                  (5,807)             (5,131)             (10,938)

* Includes gain on settlement of insurance claim related to Hurricane Georges of $15,066 of which $13,798 was in the Retail Food segment and $1,268 was in the Videotape segment.

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

                                                               Schedule II
                        PUEBLO XTRA INTERNATIONAL, INC.
                      BALANCE SHEETS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                        January 29,        January 30,
                                                           2000               1999
                                                      -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $     13,002       $   12,697
   Prepaid expenses                                              158              158
                                                        -------------      -----------
   TOTAL CURRENT ASSETS                                       13,160           12,855
                                                        -------------      -----------

INVESTMENT IN SUBSIDIARIES                                    53,503           47,918
NOTE RECEIVABLE-MIRROR LOAN                                  256,961          255,858
DEFERRED INCOME TAXES                                          1,185              726
DEFERRED CHARGES AND OTHER ASSETS                              2,461            3,166
                                                        ------------       -----------
  TOTAL ASSETS                                          $    327,270       $  320,523
                                                        ============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued expenses                                    $      12,451       $   12,520
   Intercompany payable, net                                  14,268           13,346
                                                       -------------      -----------
  TOTAL CURRENT LIABILITIES                                   26,719           25,866

NOTES PAYABLE                                                259,645          258,475
                                                       -------------      -----------
  TOTAL LIABILITIES                                          286,364          284,341
                                                       -------------      -----------
COMMITMENTS AND CONTINGENCIES                                     -                  -

STOCKHOLDER'S EQUITY
   Common stock                                                   -                  -
   Additional paid-in capital                                 91,500           91,500
   Retained earnings (accumulated deficit)                   (50,594)         (55,318)
                                                       -------------     ------------
   TOTAL STOCKHOLDER'S EQUITY                                 40,906          36,182
                                                       -------------     -------------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $     327,270       $  320,523
                                                       =============     =============

                                (Continued)

                                                             Schedule II
                        PUEBLO XTRA INTERNATIONAL, INC.
                  STATEMENT OF OPERATIONS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                         2000         1999         1998
                                                       ---------   ----------   -----------
Interest income                                         $ 25,868    $  25,744    $  24,039
Interest expense on debt                                 (26,981)     (26,856)     (24,891)
Selling, general and administrative expenses                (206)         (59)           -
                                                       ----------   ----------   -----------
   LOSS BEFORE INCOME, TAXES AND
      EQUITY LOSSES FROM SUBSIDIARIES                     (1,319)      (1,171)        (852)

Income tax benefit (expense)                                 458          427          299
                                                       ----------   ----------   -----------
   LOSS BEFORE EQUITY LOSSES FROM
      SUBSIDIARIES                                        (  861)        (744)        (553)

Equity gain (loss) from subsidiaries                       5,585        9,621       (5,024)
                                                       ----------   ----------   -----------
         NET INCOME (LOSS)                              $  4,724    $   8,877    $  (5,577)
                                                       ==========   ==========   ===========






























                                       (Continued)

                                                             Schedule II
                        PUEBLO XTRA INTERNATIONAL, INC.
                 STATEMENTS OF CASH FLOWS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                                           2000        1999        1998
                                                                        ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $  4,724    $  8,877    $ (5,577)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      (Increase) decrease in deferred income taxes                       ( 459)       (427)       (299)
      Decrease in deferred charges and other assets                        705         701         704
      Amortization of bond discount                                          -           -         715
      Changes in operating assets and liabilities:
         (Increase) decrease in:
            Notes/accounts receivable                                        -           -     (66,087)
            Prepaid expenses                                                 -           -         279
            Interest receivable, net                                         -      13,792      (5,160)
          Increase (decrease) in:
             Accounts payable and accrued expenses                         (69)        (66)     12,586
             Intercompany payable, net                                     922         578       3,690
                                                                      ---------   ---------   ----------
      Net cash provided by (used in) operating activities                5,823      23,455     (59,149)
                                                                      ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investment in subsidiaries                     (5,585)     (9,622)      5,024
                                                                      ---------   ---------   ----------
      Net cash provided by (used in) investing activities               (5,585)     (9,622)      5,024
                                                                      ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment from notes payable to a related party              (1,103)    (14,771)    (10,000)
   Proceeds from long-term borrowing                                         -           -      76,713
   Proceeds from notes payable to a related party                        1,170       1,047           -
                                                                      ---------   ---------   ----------
      Net cash provided by (used in) financing activities                   67     (13,724)     66,713
                                                                      ---------   ---------   ----------
Net increase in cash and cash equivalents                                  305         109      12,588

Cash and cash equivalents at beginning of period                        12,697      12,588           -
                                                                      ---------   ---------   ----------
Cash and cash equivalents at end of period                             $13,002    $ 12,697    $ 12,588
                                                                      =========   =========   ==========









                              (Concluded)

                                                                Schedule V
             Pueblo Xtra International, Inc. and Subsidiaries
                    Valuation and Qualifying Accounts
       For the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998

                        (Dollars in thousands)

                                    Balance at    Additions                      Balance
                                    Beginning     Charged to                     at End
                                     of Year/     Costs and                     of Year/
          Description                 Period       Expenses    Deductions (1)   Period (2)
-----------------------------      -----------   -----------  ---------------  -----------

Fiscal 2000
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  16,377     $     794     $   5,080      $  12,091

Fiscal 1999
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  17,687     $   4,957     $   6,267      $  16,377

Fiscal 1998
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  18,929     $   6,241     $   7,483      $  17,687


----------
(1)  Amounts consist primarily of payments on claims.

(2)  Amounts represent both the current and long-term portions.