Form 10-Q
period 2000-05-20
PUEBLO XTRA INTERNATIONAL INC
filed 2000-06-30
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

                   For the quarter ended May 20, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

     No voting stock of the Registrant is held by non-affiliates of the
                          Registrant.

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of June 30, 2000 -- 200.









                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
         May 20, 2000 (Unaudited) and January 29, 2000 . . . . . . . .  3-4

Consolidated Statements of Operations (Unaudited) -
         Sixteen weeks ended May 20, 2000
         and May 22, 1999. . . . . . . . . . . . . . . . . . . . . . .    5

Consolidated Statements of Cash Flows (Unaudited)-
         Sixteen weeks ended May 20, 2000
         and May 22, 1999. . . . . . . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . .  7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 9-13


                              PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  14





















                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)         (Audited)
                                               May 20,          January 29,
                                                2000               2000
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   67,184         $   95,711
   Accounts receivable                            4,341              4,012
   Inventories                                   58,887             57,161
   Prepaid expenses                              15,515              7,871
   Deferred income taxes                          3,489              3,489
                                              ---------          ---------
   TOTAL CURRENT ASSETS                         149,416            168,244
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,306              6,215
   Buildings and improvements                    39,970             39,221
   Furniture, fixtures and equipment            113,142            120,103
   Leasehold improvements                        38,935             39,605
   Construction in progress                      15,423              9,928
                                              ---------          ---------
                                                213,776            215,072
   Less accumulated depreciation
      and amortization                          105,530            107,254
                                              ---------          ---------
                                                108,246            107,818
   Property under capital leases, net            14,130             14,445
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 122,376            122,263

GOODWILL, net of accumulated amortization of
   $34,694 at May 20, 2000 and $33,146 at
   January 29, 2000                             164,287            165,835
DEFERRED INCOME TAX                               7,124              7,137
TRADE NAMES                                      28,706             28,973
DEFERRED CHARGES AND OTHER ASSETS                28,087             29,112
                                              ---------          ---------
   TOTAL ASSETS                               $ 499,996          $ 521,564
                                              =========          =========









              The accompanying notes are an integral part of these
                       consolidated financial statements.







                               CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                           (Unaudited)         (Audited)
                                              May 20,          January 29,
                                               2000               2000
                                          -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   80,547         $   84,366
   Accrued expenses                            27,043             41,226
   Salaries, wages and benefits payable         8,271              9,724
   Current obligations under capital leases       638                714
   Current installment long-term debt          10,000             10,000
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                  126,499            146,030

NOTES PAYABLE                                 260,034            259,645
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             13,216             13,346
RESERVE FOR SELF-INSURANCE CLAIMS               3,931              5,610
DEFERRED INCOME TAXES                          23,427             23,100
OTHER LIABILITIES AND DEFERRED CREDITS         32,799             32,927
                                          -----------        -----------
   TOTAL LIABILITIES                          459,906            480,658
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (51,410)           (50,594)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  40,090             40,906
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  499,996         $  521,564
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






                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                                        (Unaudited)
                                                  For the 16 Weeks Ended
                                             --------------------------------
                                               May 20, 2000      May 22, 1999
                                             --------------    --------------
Net sales                                         $197,074          $217,217
Cost of goods sold                                 133,072           147,612
                                             --------------    --------------
  GROSS PROFIT                                      64,002            69,605

OPERATING EXPENSES
Selling, general and administrative expenses        49,194            47,800
Gain on insurance settlement                        (2,464)                -
Depreciation and amortization                       10,124            10,115
                                             --------------    --------------
  OPERATING PROFIT                                   7,148            11,690

Interest expense on debt                            (8,873)           (8,913)
Interest expense on capital lease obligations         (598)             (289)
Interest and investment income, net                  1,046               526
Loss on sale/leaseback of real property                  -            (1,291)
                                             --------------    --------------
 (LOSS) INCOME BEFORE TAXES                         (1,277)            1,723

Income tax benefit (expense)                           461              (158)
                                             --------------    --------------
 NET (LOSS) INCOME                                   $(816)           $1,565
                                             ==============    ==============














            The accompanying notes are an integral part of these
                     consolidated financial statements.













                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                (Dollars in thousands)

                                                                               (Unaudited)
                                                                                  For the 16 Weeks Ended
                                                                            ---------------------------------
                                                                              May 20, 2000     May 22, 1999
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                    $(816)           $1,565
      Adjustments to reconcile net (loss) income to net cash
        used in operating activities, net of
        effects of disposal of Florida retail operations:
         Depreciation and amortization of property and equipment           5,827             5,750
         Amortization of intangible and other assets                       4,297             4,365
         Amortization of bond discount                                       389               350
         Loss on sale/leaseback of real estate                                 -             1,291
         Gain on insurance settlement                                     (2,464)                -
         (Gain) loss on disposal of property and equipment, net              (48)               89
         (Benefit) Amortization in other liabilities and deferred credits   (128)            3,324
         Benefit from reduction of reserves for self-insurance claims     (1,679)           (2,372)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                             (329)           (2,094)
            Inventories                                                   (3,643)           (4,349)
            Prepaid expenses                                              (7,644)           (7,530)
            Other assets                                                     460               469
          Increase (decrease) in:
            Accounts payable and accrued expenses                        (16,841)          (19,663)
            Deferred income tax liability                                    340              (434)
                                                                     ---------------   ---------------
                                                                         (22,279)          (19,239)
            Decrease attributable to disposal
               of Florida retail operations                                    -            (3,022)
                                                                     ---------------   ---------------
       Net cash used in operating activities                             (22,279)          (22,261)
                                                                     ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (6,110)           (2,320)
      Proceeds from disposal of property and equipment                        68                86
                                                                     ---------------   ---------------
      Net cash used in investing activities                               (6,042)           (2,234)
                                                                     ---------------   ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                        (206)             (189)
                                                                     ---------------   ---------------
      Net cash used in financing activities                                 (206)             (189)
                                                                     ---------------   ---------------
  Net decrease in cash and cash equivalents                              (28,527)          (24,684)

  Cash and cash equivalents at beginning of period                        95,711            55,500
                                                                     ---------------   ---------------
  Cash and cash equivalents at end of period                             $67,184           $30,816
                                                                     ===============   ===============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $13,442           $13,173
     Income taxes, net of refunds                                         $4,134              $401





                     The accompanying notes are an integral part of these
                          consolidated financial statements
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

         With respect to the unaudited financial information for the 16 weeks ended May 20, 2000 and May 22, 1999, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the final accounting for the property portion settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

         Operating results for the 16 weeks ended May 20, 2000 and May 22, 1999 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

    The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster video stores for Puerto Rico and the Virgin Islands operated through 43 Blockbuster stores, 41 of which are in Puerto Rico and 2 of which are in the Virgin Islands. Most of the Blockbuster stores are adjacent to or a separate section within a retail food supermarket. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.












                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                 Retail Food           Videotape                Total

For the 16 Weeks Ended and as of May 20, 2000:

Net sales                         $  183,741        $     13,333          $   197,074
Depreciation and amortization         (7,489)             (2,635)             (10,124)
Operating profit (a), (b)              6,482                 666                7,148
Total assets                         474,063              25,933              499,996
Capital expenditures                  (6,082)                (28)              (6,110)

For the 16 Weeks Ended May 22, 1999:

Net sales                         $  201,109        $     16,108          $   217,217
Depreciation and amortization         (7,330)             (2,785)             (10,115)
Operating profit (b)                   9,689               2,001               11,690
Capital expenditures                  (2,211)               (109)              (2,320)

As of January 29, 2000:

Total assets                      $  494,482        $     27,082          $   521,564


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

(a) The Retail Food Division includes a $2.5 million gain (before income taxes) realized upon completion of the repairs for the damages caused by Hurricane Georges in September 1998 and the related final accounting for such.

(b) See Management's Discussion and Analysis for discussions of gross profit and selling, general and administrative expenses.

















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Hurricane Georges

     Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal 2000, the Company settled the property portion of its hurricane insurance claim. As a result, during the fiscal year (52 weeks) ended January 29, 2000 the Company received $41.3 million in cash reimbursement from its insurance carriers under the settlement and recorded a $8.1 million gain net of applicable income taxes. During the quarter (16 weeks ended May 20, 2000), the Company recorded an additional $1.5 million gain, net of applicable income taxes, realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for such. The impact of the gain on EBITDA was $2.5 million.

     The Company's insurance policy also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 2, 1999 the Company presented its initial interim business interruption claim covering the 35 weeks ended on May 22, 1999, the period immediately subsequent to the storm. The total claim, when completed, will involve the period from the date of the storm through 12 months after the date the Company's reconstruction efforts are deemed to have been substantially completed. The interim claim is for a material amount of lost profits as will be the total claim when completed. As of this filing, no substantive activities to adjust the interim business interruption insurance claim submitted by the Company have taken place and as a result, the Company is unable to estimate both the total claim and time frame for the adjustment/settlement process. The accompanying financial statements do not include any anticipated recovery from the business interruption claim as all recoveries will be pretax gains which may be included only at such time as they are settled and realized.

Selected Operating Results

                                            (as a percentage of sales)

<CAPTION)
                                                                 16 WEEKS ENDED
                                                     --------------------------------------
                                                      May 20, 2000            May 22, 1999
                                                     --------------          --------------
Gross Profit                                               32.5 %                   32.0%
Selling, General & Administrative Expenses                 25.0                     22.0
Gain on insurance settlement                                1.3                        -
EBITDA, as defined (1)                                      8.8                     10.0
Depreciation & Amortization                                 5.1                      4.7
Operating Profit                                            3.6                      5.4
(Loss) Income Before Income Taxes                          (0.7)                     0.8
Net (Loss) Income                                          (0.4)                     0.7

----------
     (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the loss on the sale/ leaseback transaction. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only.

Results of Operations

     As of May 20, 2000, the Company operated a total of 50 supermarkets and 43 Blockbuster locations in Puerto Rico and the U. S. Virgin Islands. Between May 22, 1999 and May 20, 2000, the Company closed one Blockbuster Store in Puerto Rico. The history of store openings and closings from the end of the first quarter of the prior year on May 22, 1999 through the end of the first quarter of the current year on May 20, 2000, as well as the store composition, is set forth in the tables below:

Stores in Operation:
  At May 22, 1999. . . .  . . . . . . . . . .         94
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          0
     Blockbuster video stores  . . . . . . .          0

  Stores closed:
     Puerto Rico - Supermarket . . . . . . .          0
     Puerto Rico - Blockbuster . . . . . . .          1
                                                   -------
  At May 20, 2000. . . . . . . . . . . . . .         93
                                                   =======

Remodels . . . . . . . . . . . . . . . . . .          8
                                                   =======

                                                   May 20, 2000         May 22, 1999
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 50                   50
        Blockbuster video stores . . . . . .                 43                   44
                                                        -------              -------
  Total                                                      93                   94
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 85                   86
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      93                   94
                                                        =======              =======












The following is the summary of total and comparable store sales:

                                           Percentage increase, (decrease) in sales
                                              for the 16 weeks ended May 20, 2000
                                          ------------------------------------------
Total Sales                                                (9.3)%
                                                          =======
Comparable Stores:

   Retail Food Division                                    (8.6)%
                                                          =======
   Blockbuster Video                                      (16.7)%
                                                          =======

      Total Comparable Store Sales                         (9.2)%
                                                          =======

     Total sales for the first quarter (16 weeks ended May 20, 2000) were $197.1 million, versus $217.2 million in sales for the first quarter of the prior year, a 9.3% decrease. For the comparable 16 week period same store sales were $197.1 million versus $217.1 million for the prior year, a decline of 9.2%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods.
 Same store sales in the Retail Food Division declined 8.6%. The principal factors contributing to the decline in same stores sales in the Retail Food Division are increased competition, the disruption over the past 20 months caused by repairing and replacing components of the stores damaged by Hurricane Georges and its related impact on customers, and the disruption associated with remodeling stores. Blockbuster Division same store sales decreased 16.7% for the quarter from the comparable period of the prior year. The decrease in Blockbuster same store sales for the quarter was a result of increased competition and a lack of popular new releases of both rental and sell-through videos. Increased competition has been in two forms. One is new competing video outlets. The second, and more significant factor, is increased competition from mass merchandising of self-activated cellular phones and prepaid phone cards on the island of Puerto Rico.

     The net decline in gross profit for the quarter (16 weeks ended May 20, 2000) was $5.6 million to $64.0 million from $69.6 million for the same quarter of the prior year (16 weeks ended May 22 1999). The net decline includes a decline of $8.3 million resulting from a combination of the decline in sales and retail pricing adjustments in the Retail Food Division made as part of the fiscal 2001 marketing plan to reintroduce the consumers in our markets to the "new Pueblo". This decline was partially offset by a $2.7 million increase which was a result of reevaluation of the methodology and need for certain product reserves. The rate of gross profit (as a percentage of sales), for the quarter (16 weeks ended May 20, 2000) was 32.5% compared to 32.0% for the same quarter of the prior year (16 weeks ended May 22, 1999). The impact of the $2.7 million increase resulting from evaluation of reserves was to increase the rate 1.4% over the comparable period of the prior year. The rate of gross profit excluding the impact of this adjustment was 31.1% for the quarter (16 weeks ended May 20, 2000), a decline of 1.0% as a percentage of sales. The primary reason for the decline in the rate of gross profit was the retail pricing adjustments made as part of the fiscal 2001 marketing plan.

     Selling, general and administrative expenses were $49.2 million for the quarter (16 weeks ended May 20, 2000) compared to $47.8 million for the same quarter of the prior year (16 weeks ended May 22, 1999), an increase of $1.4 million. The sale/leaseback transaction that occurred on June 1, 1999 resulted in an increase in rent expense, net of rental income, of $1.4 million for the quarter (16 weeks ended May 20, 2000) versus the comparable period of the prior year. Furthermore, benefits of the Company's on going re-engineering programs in the areas of health insurance and general liability claims costs, and the disposition of its Florida retail locations, also impacted the comparability of selling, general and administrative costs for the quarters (16 weeks) ended May 20, 2000 and May 22, 1999. The re-engineering programs resulted in reductions of selling, general and administrative costs by $1.2 million for the quarter (16 weeks ended May 20, 2000) whereas they reduced selling, general and administrative costs for the quarter ended May 22, 1999 by $3.3 million. The final disposition of, and related accounting for, the Company's Florida retail locations reduced selling, general and administrative costs for the quarter ended May 22, 1999 by $1.2 million.

     The net loss for the quarter (16 weeks ended May 20, 2000) was $0.8 million, a decrease of $2.4 million from the net profit of $1.6 million in the first quarter of the prior fiscal year (16 weeks ended May 22, 1999). EBITDA, as defined, Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization and the loss on the sale/leaseback transaction was $17.3 million for this quarter (16 weeks ended May 20, 2000), versus $21.8 million for the first quarter of the prior year (16 weeks ended May 22, 1999). The impact on earnings of the decline in sales was offset somewhat by cost reductions and a gain related to the Company's hurricane Georges property damage insurance settlement. The net loss for the quarter ended May 20, 2000 includes a $1.5 million gain realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for such.
 The impact of the gain on EBITDA was $2.5 million. The quarter ended May 22, 1999 includes a loss on a sale-leaseback transaction which reduced net income by $1.2 million.

Liquidity and Capital Resources

    Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

         Net cash used in operating activities for both periods presented was $22.3 million.

    Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $6.0 million for the 16 weeks ended May 20, 2000 versus $2.2 million for the comparable period of the prior year.

    Net cash used in financing activities was $0.2 million in the first quarters of both fiscal 2001 and fiscal 2000 and was entirely for payment on capital lease obligations.

    Working capital increased during the first quarter by $0.7 million to $22.9 million as of May 20, 2000 from $22.2 million as of January 29, 2000 producing an improved current ratio of 1.18:1 versus 1.15:1.

    Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of May 20, 2000. Management anticipates that the principal payments due October 1, 2000 will be financed by operations.
    The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.

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

    The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the year ended January 29, 2000 -- Debt in the finan-cial statements, the Company's long-term debt consists of: (i) senior notes of $265 million at a fixed rate of 9 1/2% due in 2003 and (ii) variable rate revenue bonds due in 2001 of $10 million upon which the weighted average interest rate was 5.03% and 4.40% at May 20, 2000 and January 29, 2000, respectively.

Forward Looking Statements

    Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) management's belief that cash flows generated by the Company's normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, and, (3) the extent to which future operations may be inhibited by, and the expected period to recover from, effects of the hurricane. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 2000 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of the claims process with insurers.




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

                                           PUEBLO XTRA INTERNATIONAL, INC.


Dated:  June 30, 2000           /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer