Form 10-Q
period 2000-08-12
PUEBLO XTRA INTERNATIONAL INC
filed 2000-09-01
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                    For the quarter ended August 12, 2000

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from               to

                      Commission file number: 33-63372

                      PUEBLO XTRA INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                             65-0415593
   ------------------------------------     ----------------------------
    (State or other jurisdiction of       (I.R.S. employer identification no.)
    incorporation or organization)

    1300 N.W. 22nd Street
    Pompano Beach, Florida                       33069
  ------------------------------------      -----------------------------
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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of September 1, 2000 -- 200.







                                   INDEX

                        PART I. FINANCIAL INFORMATION


                                                                      Page(s)
                                                                       -------

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets -
         August 12, 2000 (Unaudited) and January 29, 2000 .  . . . . .  3-4

Consolidated Statements of Operations (Unaudited) -
         Twelve and twenty-eight weeks ended August 12, 2000
         and August 14, 1999. .  . . . . . . . . . . . . . . . . . . .    5

Consolidated Statements of Cash Flows (Unaudited)-
         Twenty-eight weeks ended August 12, 2000
         and August 14, 1999. . . .  . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . .  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 10-16

                              PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  17




























                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                              August 12,        January 29,
                                                2000               2000
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $47,123            $95,711
   Accounts receivable                            3,540              4,012
   Inventories                                   55,895             57,161
   Prepaid expenses                              12,722              7,871
   Deferred income taxes                          3,489              3,489
                                              ---------          ---------
   TOTAL CURRENT ASSETS                         122,769            168,244
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,283              6,215
   Buildings and improvements                    39,118             39,221
   Furniture, fixtures and equipment            104,769            120,103
   Leasehold improvements                        40,234             39,605
   Construction in progress                      11,958              9,928
                                              ---------          ---------
                                                202,362            215,072
   Less accumulated depreciation
      and amortization                           93,542            107,254
                                              ---------          ---------
                                                108,820            107,818
   Property under capital leases, net            13,893             14,445
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 122,713            122,263

GOODWILL, net of accumulated amortization of
   $35,855 at August 12, 2000 and $33,146 at
   January 29, 2000                             163,126            165,835
DEFERRED INCOME TAX                               7,194              7,137
TRADE NAMES                                      28,506             28,973
DEFERRED CHARGES AND OTHER ASSETS                24,585             29,112
                                              ---------          ---------
   TOTAL ASSETS                                $468,893           $521,564
                                              =========          =========









             The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                    (Dollars in thousands, except share data)

                                            (Unaudited)
                                             August 12,         January 29,
                                                2000               2000
                                           -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                           $67,010            $84,366
   Accrued expenses                            17,329             41,226
   Salaries, wages and benefits payable         7,809              9,724
   Current obligations under capital leases       644                714
   Current installment long-term debt          10,000             10,000
                                           ----------         ----------
   TOTAL CURRENT LIABILITIES                  102,792            146,030

NOTES PAYABLE                                 260,333            259,645
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             13,056             13,346
RESERVE FOR SELF-INSURANCE CLAIMS               4,018              5,610
DEFERRED INCOME TAXES                          23,484             23,100
OTHER LIABILITIES AND DEFERRED CREDITS         33,276             32,927
                                           ----------         ----------
   TOTAL LIABILITIES                          436,959            480,658
                                           ----------         ----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (59,566)           (50,594)
                                           ----------         ----------
   TOTAL STOCKHOLDER'S EQUITY                  31,934             40,906
                                           ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $468,893           $521,564
                                           ==========         ==========















                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                         (Unaudited)                  (Unaudited)
                                               12 weeks    12 weeks        28 weeks    28 weeks
                                                 ended       ended           ended       ended
                                              August 12,   August 14,      August 12,  August 14,
                                                 2000        1999            2000         1999
                                             -----------   ----------     -----------  ----------
Net sales                                      $143,105      $152,777        $340,179   $369,994
Cost of goods sold                               97,657       103,264         230,728    250,876
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  45,448        49,513         109,451    119,118
                                             -----------   -----------     -----------  ---------
OPERATING EXPENSES
Selling, general and administrative expenses     39,472       40,207          88,667     88,007
Gain on settlement of insurance claim                 -       (13,066)         (2,464)   (13,066)
Store closings:
   Exit costs                                       685             -             685          -
   Write down of impaired assets                  3,578             -           3,578          -
Depreciation and amortization                     8,064         6,776          18,188     16,891
                                             -----------   -----------     -----------  ---------
   OPERATING (LOSS) PROFIT                       (6,351)       15,596             797     27,286

Interest expense on debt                         (6,676)       (6,685)        (15,549)   (15,598)
Interest expense on capital lease obligations      (447)         (451)         (1,045)      (740)
Interest and investment income, net                 684           712           1,730      1,238
Loss on sale/leaseback of real property               -             -               -     (1,291)
                                             -----------   -----------     -----------  ---------
  (LOSS) INCOME BEFORE TAXES                    (12,790)        9,172         (14,067)    10,895

Income tax benefit (expense)                      4,634        (3,787)          5,095     (3,945)
                                             -----------   -----------     -----------  ---------
   NET (LOSS) INCOME                            $(8,156)       $5,385         $(8,972)    $6,950
                                             ===========   ============    ===========  =========

























                The accompanying notes are an integral part of these
                           consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                (Dollars in thousands)

                                                                         (Unaudited)
                                                                              For the 28 Weeks Ended
                                                                       ---------------------------------
                                                                        August 12, 2000   August 14, 1999
                                                                       ----------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                              $(8,972)           $6,950
      Adjustments to reconcile net (loss) income to net cash
        used in operating activities, net of
        effects of disposal of Florida retail operations:
         Depreciation and amortization of property and equipment      10,357             9,371
         Amortization of intangible and other assets                   7,831             7,520
         Write off of property and equipment destroyed                     -             5,648
         Amortization of bond discount                                   688               620
         Loss on sale/leaseback of real property                           -             1,291
         Gain on insurance settlement                                 (2,464)                -
         Accrual for exit costs on store closings                        685                 -
         Write down of impaired assets for store closings              3,578                 -
         (Gain) loss on disposal of property and equipment, net          (73)               78
         Benefit from reduction of reserves for self-insurance
           claims                                                     (1,592)           (2,506)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                          472            (5,315)
            Inventories                                               (2,088)           (1,849)
            Prepaid expenses                                          (4,851)           (4,933)
            Deferred income tax asset                                    (57)             (247)
            Other assets                                                 530             1,070
        Increase (decrease) in:
            Accounts payable and accrued expenses                    (41,239)          (35,847)
            Other liabilities and deferred credits                       349             2,355
            Deferred income tax liability                                384                 -
                                                                 ---------------   ---------------
                                                                     (36,462)          (15,794)
            Decrease attributable to disposal
               of Florida retail operations                                -            (3,022)
                                                                 ---------------   ---------------
        Net cash used in operating activities                        (36,462)          (18,816)
                                                                 ---------------   ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (11,900)           (9,277)
      Reconstruction of property and
         replacement of equipment destroyed                                -           (12,359)
   Proceeds from disposal of property and equipment                   134            35,543
                                                                 ---------------   ---------------
      Net cash provided by (used in) investing activities            (11,766)           13,907
                                                                 ---------------   ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                    (360)             (322)
                                                                 ---------------   ---------------
      Net cash used in financing activities                             (360)             (322)
                                                                 ---------------   ---------------
  Net decrease in cash and cash equivalents                          (48,588)           (5,231)

  Cash and cash equivalents at beginning of period                    95,711            55,500
                                                                 ---------------   ---------------
  Cash and cash equivalents at end of period                         $47,123           $50,269
                                                                 ===============   ===============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                        $26,713           $26,462
     Income taxes, net of refunds                                     $4,134              $606

  Noncash investing and financing transactions:
    Assets acquired under capital leases                                   -            $7,079

                         The accompanying notes are an integral part of these
                                 consolidated financial statements
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

    With respect to the unaudited financial information for the 12 and 28 weeks ended August 12, 2000 and August 14, 1999, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the settlement of the Hurricane Georges insurance claim and the accrual for exit costs of stores that will be closed and the write down of related assets as detailed herein, were of a normal and recurring nature.

    Operating results for the 12 and 28 weeks ended August 12, 2000 and August 14, 1999 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

    The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also operates 43 video tape rental stores, 41 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within a retail food supermarket. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.






                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                       Retail Food          Video Rental         Total

For the 28 Weeks Ended and as of August 12, 2000:

Net sales                                $316,747             $23,432             $340,179
Depreciation and amortization             (13,466)             (4,722)             (18,188)
Gain on settlement of insurance claim (a)   2,464                   -                2,464
Loss on store closings (b)                  4,168                  95                4,263
Operating (loss) profit (c)                  (656)              1,453                  797
Capital expenditures                      (11,866)                (34)             (11,900)
Total assets                              444,233              24,660              468,893

For the 28 Weeks Ended August 14, 1999:

Net sales                                $342,161             $27,833             $369,994
Depreciation and amortization             (12,151)             (4,740)             (16,891)
Gain on settlement of insurance claim (a)  11,798               1,268               13,066
Operating profit (c)                       22,445               4,841               27,286
Capital expenditures                       (9,148)               (129)              (9,277)

As of January 29, 2000:

Total assets                             $494,482             $27,082             $521,564


--------
(a) The 12 and 28 weeks ended August 14, 1999 include a $13.1 million gain (before income taxes) on the initial settlement of the property and extra expense portion of the Hurricane Georges insurance settlement. The 28 weeks ended August 12, 2000 include a $2.5 million gain (before income taxes) realized upon completion of the repairs for the damages caused by Hurricane Georges in September 1998 and the related final accounting for such.

(b) The 12 and 28 weeks ended August 12, 2000 include a $4.3 million loss (before income taxes) for the estimated carrying costs of stores that will be closed and the write down of related assets. The estimated carrying costs of these stores was $0.7 million (before income taxes) while the write down of related assets totaled $3.6 million (before income taxes).

(c) See Management's Discussion and Analysis for discussions of gross profit and selling, general and administrative expenses.

    Because the Retail Food and Video Rental Divisions are not segregated by corporate entity structure, the operating segment amounts shown above do not represent totals for any subsidiary of the Company. All overhead expenses including depreciation on assets of administrative departments are allocated to operations. Amounts shown in the total column above correspond to amounts in the consolidated financial statements.

NOTE 4 -- CREDIT AGREEMENT

     The Company has signed an agreement with its lender banks to amend or adjust certain covenants in its credit facility principally to adapt the financial covenants to changes in the Company's performance and to permit the tender offer for the Company's Notes. This amendment is included as
Exhibit 10.1 in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Hurricane Georges

     Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal 2000, the Company settled the property portion of its hurricane insurance claims. As a result, during the fiscal year (52 weeks) ended January 29, 2000 the Company received $41.3 million in cash reimbursement from its insurance carriers under the settlement. During the 12 and 28 weeks ended August 14, 1999, the Company also recorded an insurance settlement gain of $8.1 million, net of applicable income taxes. During the 28 weeks ended August 12, 2000, the Company recorded an additional $1.5 million gain, net of applicable income taxes, realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for the same. The impact of the gain on EBITDA was $2.5 million for the 28 weeks ended August 12, 2000 and $13.1 for the 12 and 28 weeks ended August 14, 1999.

     The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 2, 1999 the Company presented its initial interim business interruption claim covering the 35 weeks ended on May 22, 1999, the period immediately subsequent to the storm. The total claim, when completed, will involve the period from the date of the storm through 12 months after the date the Company's reconstruction efforts are deemed to have been substantially completed. The interim claim is for a material amount of lost profits as will be the total claim when completed. As of this filing, activities to adjust its business interruption insurance claims resulting from Hurricane Georges are continuing. However, the Company is unable to estimate what amount, if any, eventually will be recovered or when the adjustment/settlement process will conclude. The accompanying financial statements do not include any anticipated recovery from the business interruption claims as all recoveries will be pretax gains which may be included only at such time as they are settled and realized.



















Selected Operating Results:
                                      (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               28 WEEKS ENDED
                                      -------------------------    -------------------------
                                       August 12,   August 14,       August 12,   August 14,
                                          2000         1999             2000         1999
                                      ------------  -----------    -------------  ----------
Gross Profit                              31.8%         32.4%         32.2%          32.2%
Selling, General &
  Administrative Expenses                 27.6          26.3          26.1           23.8
Gain on settlement of insurance claim        -          (8.6)         (0.7)          (3.5)
Exit costs on store closings               0.5             -           0.2              -
EBITDA, as defined (1)                     3.7          14.6           6.6           11.9
Loss on write down of impaired assets      2.5             -           1.1              -
Depreciation & Amortization                5.6           4.4           5.3            4.6
Operating (Loss) Profit                   (4.4)         10.2           0.2            7.4
(Loss) Income Before Income Taxes         (8.9)          6.0          (4.1)           2.9
Net (Loss) Income                         (5.7)          3.5          (2.6)           1.9


----------
     (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, the loss on the sale/leaseback transaction and write down of impaired assets. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for information purposes only.

Results of Operations

    As of August 12, 2000, the Company operated a total of 50 supermarkets and 43 video tape rental locations in Puerto Rico and the U.S. Virgin Islands. Between August 14, 1999 and August 12, 2000, the Company closed one video tape rental store in Puerto Rico. The history of store openings and closings from the end of the second quarter of the prior year on August 14, 1999 through the end of the second quarter of the current year on August 12, 2000, as well as the store composition, is set forth in the tables below:


Stores in Operation:
  At August 14, 1999.. .  . . . . . . . . . .      94
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .        -
     Video tape rental stores  . . . . . . .        -

  Store closed:
     Supermarkets  . . . . . . . . . . . . .        -
     Video tape rental - Puerto Rico . . . .        1
                                                -------
  At August 12, 2000 . . . . . . . . . . . . .     93
                                                =======
Remodels . . . . . . . . . . . . . . . . . . .     13
                                                =======




                                                   August 12, 2000      August 14, 1999
                                                   ---------------      ---------------
  Store Composition at Quarter-End:

  By division:
        Supermarkets . . . . . . . . . . . .                 50                   50
        Video tape rental stores . . . . . .                 43                   44
                                                        -------              -------
  Total                                                      93                   94
                                                        =======              =======
  By location:
       Puerto Rico . . . . . . . . . . . . .                 85                   86
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      93                   94
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                                 Percentage (decrease) in sales
                                              for the period ended August 12, 2000
                                          ------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                     (6.3)%                 (8.1)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                          (5.7)%                 (7.4)%
                                             =========               =========
  Video Rental Division                        (13.4)%                (15.3)%
                                             =========               =========

      Total Comparable Store Sales              (6.3)%                 (8.0)%
                                             =========               =========

    Total sales for the 12 and 28 weeks ended August 12, 2000 were $143.1 million and $340.2 million, respectively, versus $152.8 million and $370.0 million in the related periods of the prior year, decreases of 6.3% and 8.1%, respectively. For the comparable 12 and 28 week periods, same store sales were $143.1 million and $340.2 million, respectively, this year versus $152.7 million and $369.8 million, respectively, for the prior year, declines of 6.3% and 8.0%, respectively. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 5.7% and 7.4% for the 12 and 28 weeks, respectively. The principal factors contributing to the decline in same store sales in the Retail Food Division are increased competition, the impact on the customer base caused by repairing and replacing components of stores damaged by Hurricane Georges and the disruption associated with remodeling stores. Video Rental Division same store sales decreased 13.4% and 15.3% for the 12 and 28 weeks, respectively. The decrease in Video Rental Division same store sales was a result of increased competition, the impact of Hurricane Georges and a decline in the customer response to new releases for both rental and sell-through videos. Increased competition has come from new video outlets and more significantly, increased competition from mass merchandising, in Puerto Rico, of self-activated cellular telephones and prepaid phone cards.

      Gross profit for the 12 and 28 weeks ended August 12, 2000 was $45.4 million and $109.5 million, respectively, versus $49.5 million and $119.1 million in the related periods of the prior year. Gross profit for the Retail Food Division declined by $3.2 million and $7.3 million for the 12 and 28 weeks ended August 12, 2000, respectively to $37.2 million and $91.0 million. The net decline in the Retail Food Division includes a decline of $3.2 million and $9.5 million for the 12 and 28 weeks ended August 12, 2000 resulting from a combination of the decline in sales and the retail pricing adjustments made as part of the fiscal 2001 marketing plan to reintroduce the consumers in our markets to the "new Pueblo". The decline for the 28 weeks ended August 12, 2000 for the Retail Food Division as compared to the same 28 weeks of the prior year was partially offset by adjustments totaling $2.2 million resulting from reevaluation of the methodology and need for certain product reserves. Gross profit for the Retail Food Division (as a percentage of Retail Food Division sales) for both the 28 weeks ended August 12, 2000 and August 14, 1999 was 28.7%. The adjustments totaling $2.2 million negatively impacted the gross profit for the Retail Food Division by 0.7% for the 28 weeks ended August 12, 2000. The percentage rate of gross profit excluding the impact of these adjustments was 28.0% for the 28 weeks ended August 12, 2000. The gross profit for the Video Rental Division decreased by $0.8 million and $2.4 million for the 12 and 28 weeks ended August 12, 2000, respectively, to $8.2 million and $18.4 million. Gross profit (as a percentage of sales) for the Video Rental Division, however, has increased by 4.1% and 3.8% for the 12 and 28 weeks ended August 12, 2000, respectively, to 81.4% and 78.6%. These increases are a result of an increase in the mix of video rental sales, which have a higher gross margin rate than product sales. As mentioned above, product sales in the Video Rental Division have declined primarily because of increased competition.

    Selling, general and administrative expenses were $39.5 million and $88.7 million for the 12 and 28 weeks ended August 12, 2000 as compared to $40.2 million and $88.0 million for the comparable periods of the prior year (the 12 and 28 weeks ended August 14, 1999). The decline of $0.7 million between the 12 weeks ended August 12, 2000 and the comparable period of the prior year was primarily a result of operational efficiencies, but was offset by an ongoing increase in utility and gas expenses in both Puerto Rico and the U.S. Virgin Islands. Selling, general and administrative expenses increased by $0.7 million between the 28 weeks ended August 12, 2000 and the comparable period of the prior year. The sale/leaseback transaction that was included in the first quarter of the prior fiscal year resulted in an increase in rental expense, net of rental income, of $1.4 million for the 28 weeks ended August 12, 2000 versus the comparable period of the prior year. The benefit of the Company's re-engineering programs in the areas of health insurance and general liability claims costs and the closure of its Florida retail locations has also impacted the comparability of Selling, general and administrative costs for the 28 weeks ended August 12, 2000 and August 14, 1999. These programs resulted in reductions in Selling, general and administrative costs of $1.2 million for the 28 weeks ended August 12, 2000, whereas they reduced Selling, general and administrative costs for the comparable period of the prior year by $3.3 million. The final disposition of, and related accounting for, the Company's Florida retail locations reduced Selling, general, and administrative costs for the 28 weeks ended August 14, 1999 by $1.2 million.

    The 12 and 28 weeks ended August 12, 2000 include a charge of $4.3 million for the estimated carrying costs of stores that will be closed and the write down of related assets. The charge for the estimated carrying costs of stores that will be closed was $0.7 million while the write down of related assets totaled $3.6 million.

    The net loss for the 12 and 28 weeks ended August 12, 2000 was $8.2 million and $9.0 million, respectively. The net income for the comparable periods of the prior year (the 12 and 28 weeks ended August 14, 1999) was $5.4 million and $7.0 million, respectively. Consequently, the net loss for the 12 and 28 weeks ended August 12, 2000 is a decline of $13.6 million and $16.0 million, respectively, from the net income in the comparable periods of the prior year. The 12 and 28 weeks ended August 14, 1999 include an $8.4 million gain, net of applicable income taxes, from the property insurance settlements previously discussed. The 28 weeks ended August 14, 1999 include a $1.2 million loss, net of applicable income taxes, on a sale/leaseback transaction that was recorded during the first quarter (16 weeks ended May 22, 1999). The 28 weeks ended August 12, 2000 include a $1.5 million gain, net of applicable income taxes, from the insurance settlement previously discussed that was recorded in the first quarter (16 weeks ended May 20, 2000). The 12 and 28 weeks ended August 12, 2000 also include a charge of $2.7 million, net of applicable income taxes, pertaining to the estimated carrying costs of stores that will be closed and the write down of related assets.

Liquidity and Capital Resources

    Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs. The Company has signed an agreement with its lender banks to amend or adjust certain covenants in its credit facility principally to adapt the financial covenants to changes in the Company's performance and to permit the tender offer for the Company's Notes described below. This amendment is included as Exhibit 10.1 in this Form 10-Q.

    Net cash used in operating activities for the 28 weeks ended August 12, 2000 was $36.5 million versus $18.8 million for the comparable period of the prior year. The primary reasons for the difference between both periods are the change in net earnings of $16.0 million and the impact of the write off of property and equipment destroyed as a result of Hurricane Georges and the related accounting for the same.

    During the first 28 weeks of the current fiscal year net cash used in investing activities was $11.8 million. In the prior year net cash provided by investing activities was $13.9 million comprised primarily of $35.5 million in proceeds on the sale/leaseback transaction, net of a total of $21.6 million for purchases of property and equipment, reconstruction of property, and replacement of equipment destroyed by Hurricane Georges.

    Net cash used in financing activities was approximately $ 0.4 million in the first 28 weeks of fiscal 2001 versus $0.3 million for the comparable period of fiscal 2000 and was used entirely for payment on capital lease obligations.

    Working capital decreased during the first two quarters by $2.2 million to $20.0 million as of August 12, 2000 from $22.2 million as of January 29, 2000, producing a current ratio of 1.19:1 versus the 1.15:1 current ratio as of the beginning of this fiscal year.

    Outstanding borrowings with a governmental agency of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of August 12, 2000.

      The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.

Note Tender Offer

    On August 30, 2000 the Company announced commencement of a tender offer (the "Invitation") for its outstanding 9-1/2% Senior Notes due 2003 and 9-1/2% Series C Senior Notes due 2003 (collectively, the "Notes"). The company has a total of $50.0 million available to fund purchases of the Notes, and therefore will accept for purchase less than all of the outstanding Notes.

    The Company is offering to purchase the Notes for cash, at a purchase price designated by the holder subject to a minimum of $570 per $1,000 principal amount and a maximum of $600 per $1,000 principal amount, upon the terms and conditions specified in the Invitation.

    The Company is making the offer by way of a "Modified Dutch Auction" procedure. Under this procedure, the Company will accept offers in the order of lowest to highest offer prices, continuing until the Company has purchased Notes at an aggregate purchase price (excluding accrued interest) of $50.0 million. Under this procedure, the Company will pay to each holder whose offer is accepted the highest price offered for Notes and accepted by the Company (the "Clearing Price"), even if that price is higher than the price offered by such holder. Under this procedure, all offers of Notes below the Clearing Price will be accepted and all offers above the Clearing Price will be rejected. However, to the extent acceptance of all offers at the Clearing Price would cause the aggregate purchase price (excluding accrued interest) to exceed $50.0 million, the Company will allocate its acceptance of offers at the Clearing Price among all such offers on a pro rata basis.

    The Invitation is subject to certain conditions, including but not limited to, the valid tender of at least $30.0 million in aggregate principal amount of Notes.

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

    The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the year ended January 29, 2000 -- Debt in the financial statements, the Company's long-term debt consists of:
 (i) senior notes of $265 million at a fixed rate of 9 1/2% due in 2003 and
 (ii) variable rate revenue bonds due in fiscal 2001 of $10 million upon which the weighted average interest rate was 5.24% and 4.40% at August 12, 2000 and January 29, 2000, respectively.














Forward Looking Statements

    Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) future sales, (2) store closings, (3) management's belief that cash flows generated by the Company's normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (4) insurance recovery expectations, and the expected period to recover from the effects of the hurricane. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 2000 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of negotiations with insurers.











































                           PART II.     OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10.1 Second Amendment, dated as of August 11, 2000, to the
                   Amended and Restated Credit Agreement, dated as of April 29, 1997, among Pueblo Xtra International, Inc., Pueblo International, Inc., Xtra Super Food Centers,
                   Inc., the Syndication Agent, the Administrative Agent, and the Banks party thereto from time to time.

              27    Financial Data Schedule.

       (b)    Reports on Form 8-K

              None.


                                  SIGNATURE

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PUEBLO XTRA INTERNATIONAL, INC.

Dated:  September 1, 2000       /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer






















                            SECOND AMENDMENT

     SECOND AMENDMENT dated as of August 11, 2000 (the "Amendment") to the Amended and Restated Credit Agreement dated as of April 29, 1997 (as amended to date, the "Credit Agreement") among PUEBLO XTRA INTERNATIONAL, INC., a Delaware corporation ("PXI"), PUEBLO INTERNATIONAL, INC., a Delaware corporation (the "Borrower"), XTRA SUPER FOOD CENTERS, INC., a Delaware corporation ("XTRA"), the Syndication Agent, the Administrative Agent, and the Banks party thereto from time to time. All capitalized terms used in this Amendment and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.

                         W I T N E S S E T H :

     WHEREAS, PXI and the Borrower have requested certain amendments to the Credit Agreement; and

     WHEREAS, in accordance with Section 12.11 of the Credit Agreement the Required Banks are willing to amend the Credit Agreement as herein provided;

     NOW, THEREFORE, it is agreed:

     1. Section 8.04(a) of the Credit Agreement is hereby amended and restated in its entirety as follows:

     8.04 Capital Expenditures. (a) PXI will not, and will not permit any of its Subsidiaries to, incur Capital Expenditures except Capital Expenditures made in compliance with this Section 8.04. During each fiscal year of PXI ending after the Restatement Effective Date, Capital Expenditures shall be permitted to be made by the Borrower, Xtra and their respective Subsidiaries in an aggregate amount for all such Persons not in excess of $35,000,000 (or pro rata portion thereof for the portion of the then-current fiscal year that has elapsed prior to the Maturity Date) other than Capital Expenditures made with funds received by the Borrower pursuant to Section 8.05(l).

     2. Section 8.09 of the Credit Agreement is hereby amended and restated in its entirety as follows:

     8.09 EBITDAR to Total Cash Interest Expense. PXI will not permit the ratio of (x) EBITDAR to (y) Total Cash Interest Expense for any Test Period ending on the last day of any fiscal quarter set forth below to be less than the amount set forth opposite such fiscal quarter below:

Fiscal Quarter Ending                                             Ratio
May 18, 1997             1.50:1.00
August 9, 1997           1.50:1.00
November 1, 1997         1.50:1.00
January 31, 1998         1.50:1.00
May 23, 1998             1.50:1.00
August 15, 1998          1.50:1.00
November 7, 1998         1.50:1.00
January 30, 1999         1.75:1.00
May 22, 1999             1.75:1.00
August 14, 1999          1.75:1.00
November 6, 1999         1.75:1.00
January 29, 2000         2.00:1.00
May 20, 2000             2.00:1.00
August 12, 2000          1.50:1.00
November 4, 2000         1.45:1.00
January 27, 2001         1.25:1.00
May 19, 2001             1.15:1.00
August 11, 2001          1.50:1.00
November 3, 2001         1.50:1.00
January 26, 2002         1.50:1.00
May 18, 2002             1.50:1.00
August 10, 2002          1.50:1.00
November 2, 2002         1.50:1.00
January 25, 2003         1.50:1.00

     3. Section 8.10 of the Credit Agreement is hereby amended and restated in its entirety as follows:

     8.10 Consolidated Indebtedness to EBITDA. PXI will not permit the ratio of (i) Consolidated Indebtedness on the last day of any fiscal quarter set forth below to (ii) EBITDA for the Test Period ending at the end of such fiscal quarter to be greater than the amount set forth opposite such fiscal quarter below:

Fiscal Quarter Ending             Ratio
May 18, 1997                    6.50:1.00
August 9, 1997                  6.75:1.00
November 1, 1997                6.75:1.00
January 31, 1998                6.50:1.00
May 23, 1998                    6.25:1.00
August 15, 1998                 6.00:1.00
November 7, 1998                5.75:1.00
January 30, 1999                5.50:1.00
May 22, 1999                    5.50:1.00
August 14, 1999                 5.50:1.00
November 6, 1999                5.50:1.00
January 29, 2000                5.00:1.00
May 20, 2000                    5.00:1.00
August 12, 2000                 6.55:1.00
November 4, 2000                6.60:1.00
January 27, 2001                7.95:1.00
May 19, 2001                    8.80:1.00
August 11, 2001                 4.50:1.00
November 3, 2001                4.50:1.00
January 26, 2002                4.50:1.00
May 18, 2002                    4.50:1.00
August 10, 2002                 4.50:1.00
November 2, 2002                4.50:1.00
January 25, 2003                4.50:1.00


     4. Section 8.12 of the Credit Agreement is hereby amended by inserting the following new clause (c):

     (c) Notwithstanding the foregoing Section 8.12(a) and so long as no Default or Event of Default then exists (before or after giving effect to the prepayment and repurchase described below), (i) PXI may apply up to $50,000,000 to the repurchase of principal of PXI Senior Notes and pay accrued interest on the repurchased PXI Senior Notes and associated transaction expenses pursuant to the Permitted Tender Offer, and (ii) the Borrower may make a prepayment of principal to PXI in respect of the Subordinated Intercompany Real Estate Note in an amount equal to the total cash consideration paid by PXI in respect of principal to the holders of the PXI Senior Notes pursuant to the Permitted Tender Offer plus accrued interest and associated transaction expenses, provided (x) that the aggregate amount of such prepayment shall not exceed $50,000,000 (excluding accrued interest and the amount of PXI's associated transaction expenses), and (y) that the Borrower shall not apply proceeds of more than $10,000,000 from Revolving Loans to such prepayment.

     5. The defined terms "Base Rate Margin", "CC Percentage" and "Eurodollar Margin" set forth in Section 10 of the Credit Agreement are hereby amended and restated in their entirety as follows:

     "Base Rate Margin" shall mean 3.00% minus the then applicable Reduction
      Percentage.

     "CC Percentage" shall mean at all times 0.50%.

     "Eurodollar Margin" shall mean 4.00% less the then applicable Reduction
      Percentage.

     6. The defined term "Reduction Percentage" set forth in Section 10 of the Credit Agreement is hereby amended by deleting the chart appearing therein in respect of the "Leverage Ratio" and the "Reduction Percentage" and inserting in place thereof the following:

Leverage Ratio           Reduction Percentage
4.5:1 or greater              1/2 of 1%
but less than 5.0.1
4.0:1 or greater             3/4 of 1%
but less than 4.5:1
less than 4.0:1                 1%

    7. Notwithstanding anything set forth to the contrary in the definition of the term "Reduction Percentage" in Section 10 of the Credit Agreement, the Reduction Percentage shall be zero from the period commencing on August 12, 2000 and ending on the last day of the fiscal quarter of PXI during which financial statements and officer's certificates complying with Sections 7.01(a) and 7.01(e) shall have been delivered to each Bank in respect of the fiscal year ending January 27, 2001.

     8. The defined terms "Capital Expenditures", "EBITDA", "Tape Expenditures" and "Total Cash Interest Expense" set forth in Section 10 of the Credit Agreement are hereby amended and restated in their entirety as follows:

     "Capital Expenditures" shall mean, for any period, the aggregate of all expenditures (whether paid in cash or accrued as liabilities, including Capitalized Lease Obligations and including Tape Expenditures, by PXI and its

 Subsidiaries during that period that, in conformity with GAAP, are or are required to be included in the property, plant or equipment reflected in the balance sheet of PXI and its Subsidiaries, provided that Capital Expenditures shall in any event include the purchase price paid in connection with the acquisition of any Person (including through the purchase of all of the capital stock or other ownership interests of such Person or through merger or consolidation) to the extent allocable to property, plant and equipment.

     "EBITDA" for any period shall mean EBIT, adjusted by adding thereto the amount during such period of all amortization of intangibles and depreciation plus all non-cash charges in respect of deferred profit sharing plans, deferred compensation plans, pension plans, employee health plans, and charges up to $750,000 and $4,000,000 (for non-cash write downs), related to the closing of stores during the period of four fiscal quarters commencing on August 12, 2000; provided that for purposes of determining EBITDA for Sections 8.09, 8.10 and 8.11 for any period ending in May, August or November, EBITDA shall not include any adjustment for non-cash charges in respect of deferred profit-sharing plans, deferred compensation plans, pension plans and employee health plans during such period, but EBITDA determined for any period ending in January shall include all such adjustments since the end of the preceding fiscal year. In calculating EBITDA for purposes of Sections 8.10 and 8.11, EBITDA for the Test Period ending (i) on May 17, 1997 shall be multiplied by 4.0, (ii) on August 9, 1997 shall be multiplied by 2.0 and (iii) on November 1, 1997 shall be multiplied by 4/3.

     "Tape Expenditures" shall mean all cash payments in respect of the acquisition by Blockbuster PR or Blockbuster VI of video tapes, games, software, and other products held for rental (not for re-sale).

     "Total Cash Interest Expense" shall mean for any period the sum of (i) total interest expense (net of interest income) of PXI and its Subsidiaries on a consolidated basis (including, without limitation, the interest expense associated with Capitalized Lease Obligations but excluding expense for interest not payable in cash) and (ii) Rental Payments.

     9. Section 10 of the Credit Agreement is hereby amended by inserting the following defined terms in the appropriate alphabetical order:

     "EBITDAR" for any period shall mean EBITDA, adjusted by adding thereto the amount of Rental Payments during such period.

     "Rental Payments" for any period shall mean the aggregate sum due and payable during such period under any leases for real property of PXI and its Subsidiaries (excluding any such payments comprising Capitalized Lease Obligations).

     "Permitted Tender Offer" shall mean a tender offer to be launched by PXI on or about August 28, 2000 to purchase PXI Senior Notes (subject to terms and conditions as may be separately agreed to in writing by the Required Banks, PXI, and the Borrower) for a total cash consideration of up to $50,000,000 (excluding accrued interest and the cost of associated transaction expenses).

     10. In order to induce the Required Banks to enter into this Amendment, PXI and the Borrower hereby represent and warrant that:

     (a) no Default or Event of Default exists as of the Second Amendment Effective Date (as defined below), both before and after giving effect to this Amendment (except to the extent reflected in Section 1 of this Amendment); and

     (b) all of the representations and warranties contained in the Credit Agreement or the other Credit Documents are true and correct in all material respects on and as of the Second Amendment Effective Date both before and after giving effect to this Amendment (it being understood that any representation or warranty made as of a specific date shall be true and correct in all material respects as of such specific date).

     11. Within sixty (60) days following completion by PXI of the Permitted Tender Offer, the Borrower and the Agent shall agree on revised covenant levels for the remaining term of the Credit Agreement, for purposes of Sections 8.09, 8.10, and 8.11 to reflect the impact of the Permitted Tender Offer, which shall be set forth in a written instrument signed by the Borrower, PXI and the Agent, which shall thereafter constitute amendments to
 Section 8.09, 8.10, and 8.11.

     12. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

     13. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

     14. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

     15. This Amendment shall become effective as of August 11, 2000 on the date (the "Second Amendment Effective Date") when (i) each of PXI, the Borrower, Xtra, the Subsidiary Guarantors and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Administrative Agent at its Notice Office, and (ii) the Borrower shall have paid to the Administrative Agent for payment to the Banks in proportion to their Revolving Commitments an amendment fee in the aggregate amount of $325,000 (which shall include any amendment fee related to any agreement related to revised covenant levels for purposes of Sections 8.09, 8.10 and
 8.11 of the Credit Agreement pursuant to Section 11 hereof, it being understood that no additional commission or fee, other than legal expenses of counsel for the Lenders, shall be paid in connection with such Amendment), and (iii) PXI and the Borrower shall have delivered to the Administrative Agent accurate and complete copies of the documents effecting the Permitted Tender Offer which shall be satisfactory in form and substance to the Required Banks.

     16. From and after the Second Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby.










     IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Amendment as of the date first above written.
                                 PUEBLO XTRA INTERNATIONAL, INC.

                                 By:________________________________
                                 Title:
                                 PUEBLO INTERNATIONAL, INC.

                                 By: ________________________________
                                 Title:
                                 THE BANK OF NOVA SCOTIA

                                 By:_________________________________
                                 Title:
                                 BANK OF AMERICA, N.A.

                                 By:________________________________
                                 Title:
 ACKNOWLEDGED:
XTRA SUPER FOOD CENTERS, INC.

 By:________________________________
Title:
PUEBLO MARKETS, INC.

 By:________________________________
Title:

PUEBLO SUPER VIDEOS, INC.

 By:________________________________
Title:
ALL TRUCK, INC.

 By:________________________________
Title:
XTRA DRUGSTORE, INC.

 By:________________________________
Title:
PUEBLO CARIBBEAN VIDEOS, INC.

 By:________________________________
Title: