Form 10-Q
period 2000-11-04
PUEBLO XTRA INTERNATIONAL INC
filed 2000-12-14
CIK 906307

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securiti
                      Exchange Act of 1934

                  For the quarter ended November 4, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 45 days. YES  X      NO

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

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of December 13, 2000 -- 200.









                                   INDEX
                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
         November 4, 2000 (Unaudited) and January 29, 2000 .  . . . .    3-4

Consolidated Statements of Operations (Unaudited) -
         Twelve and forty weeks ended November 4, 2000
         and November 6, 1999. .  . . . . . . . . . . . . . . . . . .      5

Consolidated Statements of Cash Flows (Unaudited)-
         Forty weeks ended November 4, 2000
         and November 6, 1999. . . .  . . . . . . . . . . . . . . . .      6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . .    7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .. . . . . . . . . . . .  10-15


                              PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .     16































                         CONSOLIDATED BALANCE SHEETS
                 PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Dollars in thousands)

                                             (Unaudited)
                                              November 4,       January 29,
                                                2000               2000
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $6,663            $95,711
   Accounts receivable                            3,558              4,012
   Inventories                                   56,404             57,161
   Prepaid expenses                              10,061              7,871
   Deferred income taxes                          3,489              3,489
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          80,175            168,244
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,284              6,215
   Buildings and improvements                    39,386             39,221
   Furniture, fixtures and equipment            100,524            120,103
   Leasehold improvements                        40,593             39,605
   Construction in progress                      12,634              9,928
                                              ---------          ---------
                                                199,421            215,072
   Less accumulated depreciation
      and amortization                           90,818            107,254
                                              ---------          ---------
                                                108,603            107,818
   Property under capital leases, net            13,660             14,445
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 122,263            122,263

GOODWILL, net of accumulated amortization of
   $37,016 at November 4, 2000 and $33,146 at
   January 29, 2000                             161,965            165,835
DEFERRED INCOME TAX                               7,137              7,137
TRADE NAMES                                      28,306             28,973
DEFERRED CHARGES AND OTHER ASSETS                23,589             29,112
                                              ---------          ---------
   TOTAL ASSETS                                $423,435           $521,564
                                              =========          =========

















             The accompanying notes are an integral part of these
                      consolidated financial statements.


                       CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except share data)

                                            (Unaudited)
                                             November 4,      January 29,
                                                2000              2000
                                           -------------     -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                           $59,034            $84,366
   Accrued expenses                            30,399             41,226
   Salaries, wages and benefits payable         8,002              9,724
   Current installment on long-term debt       30,000             10,000
   Current obligations under capital leases       639                714
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                  128,074            146,030

NOTES PAYABLE                                 174,420            259,645
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             12,914             13,346
RESERVE FOR SELF-INSURANCE CLAIMS               4,018              5,610
DEFERRED INCOME TAXES                          23,542             23,100
OTHER LIABILITIES AND DEFERRED CREDITS         33,589             32,927
                                          -----------        -----------
   TOTAL LIABILITIES                          376,557            480,658
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (44,622)           (50,594)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  46,878             40,906
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $423,435           $521,564
                                          ===========        ===========

























             The accompanying notes are an integral part of these
                      consolidated financial statements.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
               PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                           (Dollars in thousands)

                                                 (Unaudited)                  (Unaudited)
                                            12 weeks    12 weeks       40 weeks     40 weeks
                                              ended       ended          ended        ended
                                            November 4, November 6,    November 4,  November 6,
                                               2000        1999           2000          1999
                                            ----------- ------------   -----------  -----------
Net sales                                   $138,620     $149,146       $478,799     $519,140
Cost of goods sold                            95,338      101,873        326,066      352,749
                                             ---------- ------------   -----------  -----------

 GROSS PROFIT                                 43,282       47,273        152,733      166,391
                                             ---------- ------------   -----------  -----------
OPERATING EXPENSES
Selling, general and administrative expenses  38,434       38,910        127,101      126,917
Gain on settlement of insurance claim              -            -         (2,464)     (13,066)
Store closings:
   Exit costs                                      -            -            685            -
   Write down of impaired assets                   -            -          3,578            -
Depreciation and amortization                  7,757        6,795         25,945       23,686
                                             ---------- ------------   -----------  -----------

 OPERATING (LOSS) PROFIT                      (2,909)       1,568         (2,112)      28,854

Interest expense on debt                      (6,230)      (6,558)       (21,779)     (22,156)
Interest expense on capital lease obligations   (448)        (447)        (1,493)      (1,187)
Interest and investment income, net              526          647          2,256        1,885
Loss on sale/leaseback of real property            -            -              -       (1,291)
                                            ----------- ------------   -----------  -----------

 (LOSS) INCOME BEFORE TAXES
   AND EXTRAORDINARY ITEM                     (9,061)      (4,790)       (23,128)       6,105

Income tax benefit (expense)                   3,402        1,228          8,497       (2,717)
                                            ----------- ------------   -----------  -----------

 (LOSS) INCOME BEFORE EXTRAORDINARY ITEM      (5,659)      (3,562)       (14,631)       3,388

Extraordinary item: gain on early
  extinguishment of debt, net of
  income taxes of $13,264                     20,603            -         20,603            -
                                            ----------- ------------   -----------  -----------

 NET INCOME (LOSS)                           $14,944      $(3,562)        $5,972       $3,388
                                            =========== ============   ===========  ===========
















             The accompanying notes are an integral part of these
                      consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                         (Dollars in thousands)

                                                                           (Unaudited)
                                                                         For the 40 Weeks Ended
                                                                  ---------------------------------
                                                                  November 4, 2000  November 6, 1999
                                                                  ----------------  ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $5,972            $3,388
      Adjustments to reconcile net income to net cash
        used in operating activities, net of
        effects of disposal of Florida retail operations:
         Extraordinary gain on early extinguishment of debt          (20,603)                -
         Depreciation and amortization of property and equipment      15,041            12,967
         Amortization of intangible and other assets                  10,904            10,719
         Write off of property and equipment destroyed                     -             4,502
         Amortization of bond discount                                   933               892
         Loss on sale/leaseback of real property                           -             1,291
         Gain on insurance settlement                                 (2,464)                -
         Accrual for exit costs on store closings                        685                 -
         Write down of impaired assets for store closings              3,577                 -
         (Gain) loss on disposal of property and equipment, net         (102)               57
         Benefit from reduction of reserves for self-insurance
           claims                                                     (1,592)           (2,487)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
           Accounts receivable                                           454               970
           Inventories                                                (3,954)           (4,452)
           Prepaid expenses                                           (2,385)           (2,471)
           Deferred income tax asset                                       -              (467)
           Deferred charges and other assets                             (17)            1,452
         Increase (decrease) in:
           Accounts payable and accrued expenses                     (49,216)          (31,209)
           Deferred income tax liability                                 442                 -
           Other liabilities and deferred credits                        662             1,155
                                                                 ---------------   ---------------
                                                                     (41,663)           (3,693)
            Decrease attributable to disposal
               of Florida retail operations                                -            (3,022)
                                                                 ---------------   ---------------
       Net cash used in operating activities                         (41,663)           (6,715)
                                                                 ---------------   ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (16,154)          (16,255)
      Reconstruction of property and
         replacement of equipment destroyed                                -           (13,102)
      Proceeds from disposal of property and equipment                   184            35,546
                                                                 ---------------   ---------------
      Net cash (used in) provided by investing activities            (15,970)            6,189
                                                                 ---------------   ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                    (507)             (468)
     Purchase of senior notes due 2003                               (50,908)                -
     Payment of industrial revenue bonds                             (10,000)                -
     Cash borrowings                                                  30,000                 -
                                                                 ---------------   ---------------
      Net cash used in financing activities                          (31,415)             (468)
                                                                 ---------------   ---------------
  Net decrease in cash and cash equivalents                          (89,048)             (994)

  Cash and cash equivalents at beginning of period                    95,711            55,500
                                                                 ---------------   ---------------
  Cash and cash equivalents at end of period                          $6,663           $54,506
                                                                 ===============   ===============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                        $29,154           $27,163
     Income taxes, net of (refunds)                                   $4,134              $633
  Noncash investing and financing transactions:
     Assets acquired under capital leases                                  -            $7,079

                      The accompanying notes are an integral part of these
                   consolidated financial statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     With respect to the unaudited financial information for the 12 and 40 weeks ended November 4, 2000 and November 6, 1999, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the settlement of the Hurricane Georges property insurance claim, the accrual for exit costs of stores that will be closed and the write down of related assets, and the gain on early extinguishment of debt as detailed herein, were of a normal and recurring nature.

     Operating results for the 12 and 40 weeks ended November 4, 2000 and November 6, 1999 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

Reclassifications

     Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

NOTE 2 -- INVENTORY

     The results of the Company's operations reflect the application of the last-in, first-out ("LIFO") method of valuing certain inventories of grocery, non-food and dairy products. Since an actual valuation of inventories under the LIFO method is only made at the end of a fiscal year based on inventory levels and costs at that time, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs and may be subject to significant year-end adjustments.

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 50 supermarkets, 44 of which are in Puerto Rico and 6 of which are in the
 U. S. Virgin Islands. The Company also operates 43 video tape rental stores, 41 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within a retail food supermarket. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its primary operating segments.
















             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                       Retail Food        Video rental                Total

For the 40 Weeks Ended and as of November 4, 2000:

Net sales                                 $446,715             $32,084             $478,799
Depreciation and amortization              (19,368)             (6,577)             (25,945)
Gain on settlement of insurance claim (a)    2,464                   -                2,464
Loss on store closings (b)                   4,168                  95                4,263
Operating (loss) profit (c)                 (3,433)              1,321               (2,112)
Capital expenditures                       (16,115)                (39)             (16,154)
Total assets                               399,209              24,226              423,435

For the 40 Weeks Ended and as of November 6, 1999:

Net sales                                 $481,739             $37,401             $519,140
Depreciation and amortization              (16,940)             (6,746)             (23,686)
Gain on settlement of insurance claim (a)   11,798               1,268               13,066
Operating profit                            23,796               5,058               28,854
Capital expenditures                       (28,679)               (678)             (29,357)

As of January 29, 2000:

Total assets                              $494,482             $27,082             $521,564


--------
(a) The 40 weeks ended November 4, 2000 include a $2.5 million gain (before income taxes) realized upon completion of the repairs for the damages caused by Hurricane Georges in September 1998 and the related final accounting for such. The 40 weeks ended November 6, 1999 include a $13.1 million gain (before income taxes) on the initial settlement of the property and extra expense portion of the Hurricane Georges insurance settlement.


(b) The 40 weeks ended November 4, 2000 include a $4.3 million loss (before income taxes) for the estimated carrying costs of stores that will be closed and the write down of related assets. The estimated carrying costs of these stores was $0.7 million (before income taxes) while the write down of related assets totaled $3.6 million (before income taxes).

(c) See Management's Discussion and Analysis for discussions of stores closed subsequent to November 4, 2000, gross profit and selling, general and administrative expenses.

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


NOTE 4 -- CREDIT AGREEMENT

     Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs. The Company has signed an agreement with its lender banks to amend or adjust certain covenants in its credit facility principally to adapt the financial covenants to changes in the Company's performance.






























































ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Hurricane Georges

     Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been paid. As a result, during the 40 weeks ended November 6, 1999, the Company recorded an insurance settlement gain of $8.4 million, net of applicable income taxes. During the 40 weeks ended November 4, 2000, the Company recorded an additional $1.5 million gain, net of applicable income taxes, realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for the same. The impact of the gain on EBITDA was $2.5 million for the 40 weeks ended November 4, 2000 and $13.1 million for the 40 weeks ended November 6, 1999.

     The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in both Puerto Rico and the U. S. Virgin Islands (the "claim") as a result of Hurricane Georges. The claim is based on the Company's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which is the end of the applicable indemnity period. The carriers have invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. Consequently, the Company is unable to predict what amount, if any, eventually will be recovered or when the appraisal process will conclude. The Company has not recorded any anticipated recovery from the business interruption portion of the claim as all recoveries will be gains which may be recorded only at such time as they are settled and realized.























Selected Operating Results:
                                       (As a percentage of sales)

                                           12 WEEKS ENDED               40 WEEKS ENDED
                                      -------------------------    -------------------------
                                      November 4,  November 6,      November 4,  November 6,
                                          2000         1999             2000         1999
                                      ------------  -----------    -------------  ----------
Gross Profit                              31.2%         31.7%         31.9%          32.1%
Selling, General &
  Administrative Expenses                 27.7          26.1          26.5           24.4
Gain on settlement of insurance claim        -             -          (0.5)          (2.5)
Exit costs on store closings                 -             -           0.1              -
EBITDA, as defined (1)                     3.5           5.6           5.7           10.1
Loss on write down of impaired assets        -             -           0.7              -
Depreciation & Amortization                5.6           4.6           5.4            4.6
Operating (Loss) Profit                   (2.1)          1.1          (0.4)           5.6
(Loss) Income Before Income Taxes and
  Extraordinary Item                      (6.5)         (3.2)         (4.8)           1.2
(Loss) Income Before Extraordinary Item   (4.1)         (2.4)         (3.1)           0.7
Gain on early extinguishment of debt      14.9             -           4.3              -
Net Income (Loss)                         10.8          (2.4)          1.2            0.7

----------
     (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization, the loss on the sale/leaseback transaction and write down of impaired assets. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principals generally accepted in the United States of America nor a measurement of operating results and is included for information purposes only.

Results of Operations

     As of November 4, 2000, the Company operated a total of 50 supermarkets and 43 video rental locations in Puerto Rico and the U. S. Virgin Islands. Additionally, subsequent to November 4, 2000 the Company closed one of its supermarkets and moved one of its video rental stores in Puerto Rico. Both stores had been identified for closure when the Company established the related reserve for carrying costs during the quarter ended August 12, 2000. An additional supermarket identified for closure at that time will be closed during the fourth quarter of the current fiscal year. The history of store openings and closings from the end of the third quarter of the prior year on November 6, 1999 through the end of the third quarter of the current year on November 4, 2000, as well as the store composition, is set forth in the tables below:

Stores in Operation:
 At November 6, 1999  . . . . . . . . . . . . . . . . . . . . . .         93
 Stores opened:
    Supermarkets  . . . . . . . . . . . . . . . . . . . . . . . .          -
    Video tape rental stores  . . . . . . . . . . . . . . . . . .          -

  Stores closed:
     Supermarkets   . . . . . . . . . . . . . . . . . . . . . . .          -
     Video tape rental stores   . . . . . . . . . . . . . . . . .          -
                                                                      ------
  At November 4, 2000   . . . . . . . . . . . . . . . . . . . . .         93
                                                                     =======

Remodels . . . . . . . . . . . . . . . . . . . .  . . . . . . . .         12
                                                                     =======


                                                  November 4, 2000     November 6, 1999
                                                  ----------------     ----------------
  Store Composition at Quarter-End:
    By division:
       Supermarkets . . . . . . . . . . . .                  50                   50
       Video rental stores  . . . . . . . .                  43                   43
                                                        -------              -------
  Total                                                      93                   93
                                                        =======              =======
   By location:
      Puerto Rico . . . . . . . . . . . . .                  85                   85
      U.S. Virgin Islands . . . . . . . . .                   8                    8
                                                        -------              -------
  Total                                                      93                   93
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                           Percentage increase (decrease) in sales
                                             for the period ended November 4, 2000
                                          ------------------------------------------
                                            12 Weeks Ended         40 Weeks Ended
                                          ------------------     -------------------
Total Sales                                     (7.1)%                 (7.8)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                          (6.9)%                 (7.3)%
                                             =========               =========
  Video Rental Division                         (9.5)%                (13.8)%
                                             =========               =========

      Total Comparable Store Sales              (7.1)%                 (7.7)%
                                             =========               =========

     Total sales for the 12 and 40 weeks ended November 4, 2000 were $138.6 million and $478.8 million, respectively, versus $149.1 million and $519.1 million in the related periods of the prior year, decreases of 7.1% and 7.8%, respectively. For the comparable 12 and 40 week periods, same store sales were $138.6 million and $478.8 million, respectively, this year versus $149.1 million and $519.0 million, respectively, for the prior year, declines of 7.1% and 7.7%, respectively. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined
6.9% and 7.3% for the 12 and 40 weeks, respectively. The principal factors contributing to the decline in same store sales in the Retail Food Division are increased competition, the ongoing disruption to its customer base caused by Hurricane Georges, and the disruption associated with remodeling stores. Video Rental Division same store sales decreased 9.5% and 13.8% for the 12 and 40 weeks, respectively. The decrease in Video Rental Division same store sales for the quarter was a result of increased competition, the ongoing disruption to its customer base caused by Hurricane Georges, and a decline in the customer response to new releases for both rental and sell-through videos. Increased competition has come from new competing video outlets and more significantly from increased competition from mass merchandising, in Puerto Rico, of self-activated cellular phones and prepaid phone cards.

     Gross profit for the 12 and 40 weeks ended November 4, 2000 was $43.3 million and $152.7 million, respectively, versus $47.3 million and $166.4 million in the related periods of the prior year. Gross profit for the Retail Food Division was $36.7 million and 127.8 million for the 12 and 40 weeks ended November 4, 2000, respectively, declines of $3.3 million and $10.5 million from the same periods of the prior year. The declines resulted primarily from a combination of the decline in sales and the retail pricing adjustments made as part of the fiscal 2001 marketing plan to reintroduce the consumers in our markets to the "new Pueblo". The rate of gross profit for the Retail Food Division (as a percentage of Retail Food Division sales) was 28.3% and 28.6% for the 12 and 40 weeks ended November 4, 2000, respectively, compared to 28.6% and 28.7% for the comparable periods of the prior year, declines of 0.3% and 0.1% respectively. The decrease in gross profit rates resulted from the effects of the retail pricing changes mentioned above. The gross profit for the Video Rental Division decreased by $0.7 million and $3.2 million for the 12 and 40 weeks ended November 4, 2000, respectively, to $6.6 million and $25.0 million. The gross profit rate (as a percentage of sales) for the Video Rental Division has decreased by 0.5% for the 12 weeks ended November 4, 2000 to 75.7%. The gross profit rate for the 40 weeks then ended increased by 2.7%, to 77.8%. The increase for the 40 weeks ended November 4, 2000 is a result of an increase in video rental sales, which have a higher gross margin rate than product sales, as a percentage of total Video Rental Division sales.

     Selling, general and administrative expenses were $38.4 million and $127.1 million for the 12 and 40 weeks ended November 4, 2000 as compared to $38.9 million and $126.9 million for the comparable periods of the prior year (the 12 and 40 weeks ended November 6, 1999). The decline of $0.5 million between the 12 weeks ended November 4, 2000 and the comparable period of the prior year was primarily a result of operational efficiencies, but was offset by an ongoing increase in utility expenses due to rate increases in both Puerto Rico and the U.S. Virgin Islands. Additionally, the 12 weeks ended November 6, 1999 include an adjustment to reduce Selling, general and administrative expenses by $1.5 million resulting from the benefit of the Company's re-engineering program in the area of general liability claims costs. Selling, general and administrative expenses increased by $0.2 million between the 40 weeks ended November 4, 2000 and the comparable period of the prior year. The sale/leaseback transaction that occurred in the first quarter of the prior fiscal year resulted in an increase in rental expense, net of rental income, of $1.4 million for the 40 weeks ended November 4, 2000 versus the comparable period of the prior year. The benefit of the Company's re-engineering programs in the areas of health insurance and general liability claims costs and the closure of its Florida retail locations has also impacted the comparability of Selling, general and administrative costs for the 40 weeks ended November 4, 2000 and November 6, 1999. These programs resulted in reductions in Selling, general and administrative costs of $1.2 million for the 40 weeks ended November 4, 2000, whereas they reduced Selling, general and administrative costs for the comparable period of the prior year by $5.1 million. The final disposition of, and related accounting for, the Company's Florida retail locations reduced Selling, general, and administrative costs for the 40 weeks ended November 6, 1999 by $1.2 million.

     The 40 weeks ended November 4, 2000 include a charge of $0.7 million for the estimated carrying costs of stores that will be closed and $3.6 million for the write down of related assets.

      Net income for the 12 and 40 weeks ended November 4, 2000 was $14.9 million and $6.0 million, respectively. The comparable periods of the prior year, the 12 and 40 weeks ended November 6, 1999, resulted in a net loss of $3.6 million and net income of $3.4 million, respectively. Consequently, the net income for the 12 and 40 weeks ended November 4, 2000 was an increase of $18.5 million and $2.6 million, respectively, over the comparable periods of the prior year. As explained below, the 12 and 40 weeks ended November 4, 2000 include a $20.6 million extraordinary gain, net of applicable income taxes, from early extinguishment of the Company's debt. The 40 weeks ended November 6, 1999 include an $8.4 million gain, net of applicable income taxes, from the Company's Hurricane Georges property damage insurance settlement that was recorded in the second quarter, the 12 weeks ended August 14, 1999. The 40 weeks ended November 4, 2000 include a charge of $2.7 million, net of applicable income taxes, pertaining to the estimated carrying cost of stores that will be closed and the write down of related assets that was recorded in the second quarter, the 12 weeks ended August 12, 2000. The 40 weeks ended November 4, 2000 also include a $1.5 million gain, net of applicable income taxes, related to the final accounting for the property damaged by Hurricane Georges. In addition, the 40 weeks ended November 6, 1999 include a $1.2 million loss, net of applicable income taxes, on a sale/leaseback transaction that was recorded in the first quarter, the 16 weeks ended May 22, 1999.

      The 12 and 40 weeks ended November 4, 2000 include a $20.6 million extraordinary gain, net of applicable income taxes, resulting from the Company's purchase of $87.7 million principal amount of its 9-1/2% Senior Notes due 2003 and 9-1/2% Series C Senior Notes due 2003 (collectively, the "Notes").

Liquidity and Capital Resources

     Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs. In August 2000 the Company signed an agreement with its lender banks to amend or adjust certain covenants in its credit facility principally to adapt the financial covenants to changes in the Company's performance and the impact of the Company's purchase, discussed in the preceding paragraph, of $87.7 million of principal amount of its Notes due 2003. Adjustment of the covenants for the impact of the purchase of the Notes has not yet been completed.

     Net cash used in operating activities for the 40 weeks ended November 4, 2000 was $41.7 million versus $6.7 million net cash used in operating activities for the comparable period of the prior year. The difference is a result of a decline in earnings and the increase in cash used for components of working capital.

     During the first 40 weeks of the current fiscal year net cash used in investing activities was $16.0 million and consisted almost entirely of purchases of property and equipment. In the prior year net cash provided by investing activities was $6.2 million comprised primarily of $35.5 million in proceeds on the sale/leaseback transaction, net of a total of $16.3 million for purchases of property and equipment and $13.1 million for the reconstruction of property and replacement of equipment destroyed by Hurricane Georges.

     Net cash used in financing activities was $31.4 million in the first 40 weeks of fiscal 2001 versus $0.5 million for the comparable period of fiscal 2000, a difference of $30.9 million. The difference was a result of the $50.9 million used to purchase $87.7 million principal amount of its Notes due in 2003, including expenses, $10.0 million used to repay industrial revenue bonds due in the 12 weeks ended November 4, 2000 and $30.0 million borrowed under the Company's $65.0 million revolving credit facility. The company also has approximately $3.3 million in letters of credit outstanding under the revolving credit facility.

     Working capital as of November 4, 2000 was a deficit of $48.0, a decrease of $70.2 million from the $22.2 million positive working capital as of January 29, 2000, producing a current ratio of 0.63:1 versus the 1.15:1current ratio as of the beginning of this fiscal year. The primary reasons for this decrease are discussed in the three preceding paragraphs.

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

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As of November 4, 2000, the Company's long-term debt consists of senior notes of $177.3 million at a fixed rate of 9 1/2% due in 2003.

Forward Looking Statements

     Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) Management's belief that cash flows generated by the Company's normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, (3) store closings and (4) the extent to which future operations may be inhibited by, and the expected period to recover from, effects of the hurricane. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 2000 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of negotiations with insurers.



















                     PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27    Financial Data Schedule.

         (b)      Reports on Form 8-K
                  None.


                                  SIGNATURE

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                PUEBLO XTRA INTERNATIONAL, INC.


Dated:  December 13, 2000       /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer