Form 10-K
period 2001-01-27
PUEBLO XTRA INTERNATIONAL INC
filed 2001-04-27
CIK 906307

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the fiscal year ended January 27, 2001

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of April 26, 2001 -- 200.




                                  PART I

ITEM 1.     BUSINESS

General

      Pueblo Xtra International, Inc. (the "Company") is a Delaware holding company that owns all of the common stock of Pueblo International, Inc., a Delaware company (together with its subsidiaries, "Pueblo"). Pueblo owns all of the common stock of Xtra Super Food Center, Inc. ("Xtra"), the subsidiary that operates the supermarkets and video rental stores in the U.S. Virgin Islands. Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is the leading supermarket chain in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, Pueblo is the leading operator of video rental outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster, Inc. ("BI"). The Company currently operates 42 supermarkets in Puerto Rico and 6 supermarkets in the U.S. Virgin Islands. The Company also currently operates 41 video rental stores in Puerto Rico and 2 video rental stores in the U.S. Virgin Islands.

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

Business of the Company

Supermarket Industry Overview

      The top four chains in the retail grocery industry in Puerto Rico account for approximately 66% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 2000 were approximately $2.6 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.


Puerto Rico

      The Company operates its supermarkets under the names Pueblo and PuebloXtra with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company has a grocery retailing market share of approximately 23%. In addition, the Company estimates that it has a 32% market share in the greater San Juan metropolitan area, the most densely populated region of Puerto Rico, with more than one-third of the island's 3.8 million residents. In fiscal year 2001 in Puerto Rico, the Company's stores averaged approximately 41,000 gross square feet and generated an average of approximately $452 of sales per selling square foot. Since the Acquisition, the Company has constructed six new supermarkets and remodeled 30 existing supermarkets in Puerto Rico.

U.S. Virgin Islands

      In fiscal 2001, the six supermarkets in the U.S. Virgin Islands averaged 31,634 gross square feet and generated an average of approximately $414 of sales per selling square foot. The Company has an estimated U.S. Virgin Islands grocery retailing market share of approximately 35%. Since the Acquisition, the Company has added one new supermarket and remodeled five existing supermarkets in the U.S. Virgin Islands.

Video Operations

      The Company has operated franchised video rental locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and currently operates 43 video rental locations in Puerto Rico and the U.S. Virgin Islands. In Puerto Rico, the Company operates 17 in-store video rental outlets and 24 free-standing video rental stores, most of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates two video rental stores. The Company's free-standing video rental stores average approximately 5,500 gross square feet, while the Company's in-store video rental outlets average approximately 3,900 gross square feet. During fiscal 1998, the Company converted all of the remaining video outlets which it operated in its supermarkets under the name Pueblo Video Clubs into its Video Rental Division. In order to increase customer traffic in its supermarkets, the Company's typical in-store video rental outlet has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

      The Company's Video Rental Operations are currently the largest major video chain operating in Puerto Rico and the U.S. Virgin Islands. In the last several years Video Avenue has opened 15 stores in competition with the Company. Each of the Company's free-standing video rental locations carries an average of approximately 10,800 tapes dedicated to video rental whereas its in-store video rental locations average approximately 8,100. Each location also offers for sale a selection of recorded and blank video tapes, music compact discs, video game cartridges, self-activated cellular phones, prepaid phone cards, accessories, and snack food products. For promotions of its Video Rental Division operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. The Company's franchisor also provides product and support services to the Company. These include, among other things, marketing programs and computer software.

      The Company's successful development of its video rental franchise has been the result of its ability to leverage its knowledge of Puerto Rico and existing market and retailing expertise. The Company's knowledge of real estate and its existing portfolio of desirable supermarket locations has enabled it to obtain attractive, high traffic locations for its Video Rental Operations. The Company will continue to evaluate expansion opportunities in its markets.

      The Company's Development Agreements with its franchisor provide for the Company's right to open video rental locations in Puerto Rico and the U.S. Virgin Islands during the term of such agreements. The Development Agreements contain development quotas which the Company has fulfilled requiring the Company to open a certain number of video rental locations in Puerto Rico and in the U.S. Virgin Islands. Each video rental location is subject to a Franchise Agreement with the Company's franchisor that provides the right for such location to conduct video rental operations for a 20-year period.

Disposal of Florida Retail Operations

      On January 16, 1996, the Company announced its decision to discontinue its retail operations in Florida (the "Florida Disposal"). The announcement was made as part of a restructuring plan whereby the Company exited the Florida retail market and placed more emphasis on its operations in Puerto Rico and the U.S. Virgin Islands. The Florida Disposal, which included the disposal of all eight supermarkets and one warehouse and distribution center, by sale or abandonment, was completed in the first quarter of fiscal year 1997. All property related to the discontinued Florida operations has been disposed of.

Store Composition

      Since the Acquisition, the Company has made capital expenditures of approximately $112.3 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of six new supermarkets, the acquisition of one new supermarket and the remodeling of 35 existing supermarkets. In the same period, the Company has made capital expenditures totaling approximately $10.9 million in its Video Rental Division operations. The history of store openings, closings and remodelings, beginning with fiscal 1997, is set forth in the table below:

















                                                   Fiscal Year
                                       ---------------------------------------
                                       2001     2000     1999     1998    1997
                                       ----     ----     ----     ----    ----
Stores in Operation:
  At beginning of year . . . . . . .     93       94       94       77       82
  Stores opened:
     Supermarkets  . . . . . . . . .     -        -        1        -        -
     video rental stores . . . . . .     1        -        1       17**      5

  Stores closed:
     Puerto Rico - Supermarket . . .     2        -        1*       -        2
     Puerto Rico - video rental  . .     1        1        1*       -        -
     Florida . . . . . . . . . . . .     -        -        -        -        8
                                       ----     ----     ----     ----    ----
  At end of year . . . . . . . . .      91       93       94       94       77
                                       ====     ====     ====     ====    ====
 Remodels and/or conversions  . . .      8        9        2       16        9
                                       ====     ====     ====     ====    ====
  Store Composition at Year-End:
     By division:
        Supermarkets . . . . . . . .    48       50       50       50       50
        video rental stores  . . . .    43       43       44       44       27
                                       ----     ----     ----     ----    ----
  Total                                 91       93       94       94       77
                                       ====     ====     ====     ====    ====
     By location:
       Puerto Rico . . . . . . . .      83       85       86       86       70
       U.S. Virgin Islands . . . .       8        8        8        8        7
                                       ----     ----     ----     ----    ----
  Total                                 91       93       94       94       77
                                       ====     ====     ====     ====    ====

*    Closed as a result of Hurricane Georges; will not be reopened.
** Includes conversion of Pueblo Video Clubs into its Video Rental Division stores.

Supermarket Purchasing and Distribution

     The Company's buying staff actively purchases products from distributors, as well as directly from the producer or manufacturer. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. The Company currently buys approximately 59% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain superior payment terms.

     The Company owns a full-line distribution center in greater San Juan with approximately 300,000 square feet. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan distribution center has capacity to store approximately 1.5 million cases of assorted products and serves as the Company's central distribution center for the island. The distribution center is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. In fiscal 2001, this facility provided approximately 57% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

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

Product Offerings

      Over the past several years management greatly increased the number of items offered, analyzed the preferences of its customers, and then eliminated certain low demand items. The Company expanded its supermarket stock keeping units ("SKUs") from approximately 23,000 to approximately 67,000. Management believes the Company's supermarkets offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company's management believes the convenience and quality of its specialty department products contribute to customer satisfaction.

      The following table sets forth the mix of products sold (as measured in sales dollars) in the Company's supermarkets for the fiscal years indicated:

                                                 Fiscal Year Ended
                                   -------------------------------------------
                                    January 27,    January 29,     January 30,
Product Category                       2001           2000            1999
                                   -----------     -----------     -----------
Grocery   . . . . . . . . . . .  .      45.2%           45.7%           46.8%
Health/Beauty Care/General Merchandise   8.2             7.7             7.7
Dairy   . . . . . . . . . . . . . .     17.8            18.0            17.5
Meat/Seafood  . . . . . . . . . . .     15.1            14.4            14.7
Produce . . . . . . . . . . . . . .      9.1             9.7             9.0
Deli/Bakery . . . . . . . . . . . .      4.6             4.5             4.3
                                       ------          ------          ------
     Total  . . . . . . . . . . . .    100.0%	        100.0%         100.0%
                                       ======          ======          ======


Pricing

      As the largest grocery store chain operator in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies to offer competitive pricing at its supermarkets. During the year, the Company switched from weekly to biweekly circulars to emphasize special offers.

Private Label

      During fiscal 1998 the Company began selling Pueblo brand private label grocery, dairy, and frozen food items in its supermarkets. As of fiscal 2001 year-end the Company continues to have approximately 350 SKUs of manufactured Pueblo brand items offered in its supermarkets. Product selection seeks to achieve quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

      Historically, the Company utilized only Food Club manufactured private label products through the Company's membership with Topco Associates, Inc. Utilization of these products has not been discontinued. Rather, product offerings among Pueblo private label products, Food Club private label products and national brands are chosen on the basis of quality, cost, gross margin and sales volume in order to offer what management believes is the best selection and value to its customers.

      The Company's private label program consists of the products discussed in the two preceding paragraphs as well as Pueblo private label products sold in its bakery and deli departments and a variety of brand labels sold exclusively at its supermarkets. Private label sales are approximately 14.9% of total supermarket sales.

Category Management

      During fiscal 1998, the Company implemented a category management system designed to combine traditional buying, reordering and pricing functions under the leadership of corporate level category merchandisers. The system allows the company to assign profit management to the individual responsible for a product category. The Company's management believes such a system improves sales, optimizes inventory levels, reduces purchase costs and thereby enhances gross profit and operating profit margins.

Advertising and Promotion

      The Company primarily utilizes newspaper, radio, television and in-store advertising in Puerto Rico and the U.S. Virgin Islands. The Company's grocery operations run multi-page newspaper inserts and full-page color advertisements.

      In March of 2001, the Company introduced the new "Pueblo Card" to its customers in Puerto Rico and the U. S. Virgin Islands. The Pueblo Card will serve many functions, including enhancing customer loyalty, through providing discounts available only to customers using the card, check cashing services, and target marketing.

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

      Although the Company's Video Rental Operations constitute the largest video chain in Puerto Rico and the U.S. Virgin Islands, the Company competes with 15 Video Avenue stores and numerous local, independent video retailers. In addition, the Company's video rental stores compete against cable, television, satellite broadcasting, movie theaters, the Internet, and other forms of entertainment.

Management Information Systems

      The Company believes high levels of automation and technology are essential to its operations and has invested considerable resources in computer hardware, systems applications and networking capabilities. These systems integrate all major aspects of the Company's business, including the monitoring of store sales, inventory control, merchandise planning, labor utilization, distribution and financial reporting.

      All of the Company's stores are equipped with state-of-the-art point of sale terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer check-out and provide, by store, valuable stock-replenishment information for buyers and financial information used by management. Similar scanning technology is used by each store to electronically record goods received and orders generated. To provide the best service possible, the Company has installed a labor scheduling system that schedules optimal staffing based on sales, customer traffic and defined service objectives. In addition, the Company has installed software to monitor cash register check out transactions, by cashier, according to type and frequency in order to improve check out operations and reduce inventory shrinkage. The Company's management information systems at its Video Rental Operations are state-of-the art systems which are licensed to the Company by its franchisor.

Employees

      As of January 27, 2001, the Company had approximately 4,800 employees (full- and part-time) of whom approximately 3,700 were employed at the supermarket level, 500 at the administrative and financial services offices and distribution center and 600 by the Video Rental Division. Approximately 62% of the Company's supermarket employees are employed on a part-time basis. Approximately 3,100 store employees are represented by a nonaffiliated collective bargaining organization under a contract expiring in 2002. The Company considers its relations with its employees to be good.

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

ITEM 2.     PROPERTIES

      The following table sets forth information as of January 27, 2001 with respect to the owned and leased stores and support facilities used by Pueblo in its business:

                               Owned (1)           Leased               Total
                             -----------------   -----------------    ----------------
                             No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft
                             --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . .    6    270,000       43    1,688,000      48    1,958,000
video rental stores  . . .    3     17,000       40      192,000      43      209,000
Distribution center & offices 1    300,000        1       13,000       2      313,000

----------
(1) For four of the owned stores the Company owns the building and leases the land. Three of these are in Puerto Rico and one is in the U.S. Virgin Islands.

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

      The construction of new owned facilities and remodeling of existing facilities are financed principally with internally generated funds. All owned properties of Pueblo are pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's existing bank credit agreement dated as of April 29, 1997 (the "New Bank Credit Agreement") with a syndicate of banks (see Note (4)-- Debt in the notes to the Company's consolidated financial statements referenced in Part II, Item 8 of this Form 10-K).

      The Company owns its headquarters, which includes the supermarket and Video Rental Division offices and the Distribution Center located in Carolina, Puerto Rico (near San Juan), and leases its administrative offices located in Pompano Beach, Florida.

      The Company's management believes that its properties are adequately maintained and sufficient for its business needs.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is a party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. The Company's management does not believe that the ultimate resolution of any of these matters is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended January 27, 2001.



                                   PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

Market Information

      There is no established public trading market for the Company's common equity.

Holders

      The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc. a Delaware Corporation ("Holdings"). Shares of Holdings are indirectly beneficially owned by a trust for the benefit of the family of Gustavo Cisneros, and a trust for the benefit of the family of Ricardo Cisneros, with each trust having a 50% indirect beneficial ownership interest in the shares of Holdings. These trusts are referred to herein as the "Principal Shareholders." Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of the shares.

Dividends

      No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the New Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo to the Company are restricted under the terms of the New Bank Credit Agreement. The New Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Company's 9 1/2 % Senior Notes due 2003 (the "Notes") and the Company's 9 1/2 % Series C Notes due 2003 (the "Series C Senior Notes") then due and payable in accordance with the terms thereof (see Note (4)-- Debt in the notes to Consolidated Financial Statements).



ITEM 6.     SELECTED FINANCIAL DATA
            (Dollars in thousands, except average sales per selling square foot amounts)

                                                     Fiscal Year Ended
                               --------------------------------------------------------------
                               January 27,  January 29,  January 30,  January 31,  January 25,
                                  2001         2000         1999         1998         1997
                               -----------  -----------  -----------  -----------  ----------
Operating Statement Data
Net sales                      $622,050     $674,145       $784,774     $938,506   $1,020,056
Cost of goods sold              423,755      456,143        528,395      667,043      760,329
                               ---------    ---------    -----------   ----------   ----------
   Gross profit                 198,295      218,002        256,379      271,463      259,727
Selling, general and admin-
    istrative expenses (1)      165,667      163,785        172,964      204,185      213,485
Gain on insurance settlement(2)  (2,464)     (15,066)             -            -            -
Store Closings:
   Exit costs (3)                   685            -              -            -            -
   Write down of impaired
      assets (3)                  3,534            -              -            -            -
Depreciation and amortization    34,142       31,632         36,529       40,175       41,128
Division closure costs (4)            -            -              -            -        4,160
                               ---------    ---------    -----------  -----------   ----------
   Operating (loss) profit       (3,269)      37,651         46,886       27,103          954
Sundry, net  	                       -            -              -          (36)         122
Interest expense-debt and
   capital lease obligations    (28,830)     (30,371)       (29,556)     (30,527)     (30,458)
Interest and investment
   income, net                    2,500        2,750          1,379          910          276
Loss on sale of real
   property (5)                       -       (1,291)             -            -            -
Income tax benefit (expense)     11,691       (4,015)        (9,832)        (583)       9,535
                               ---------    ---------    -----------  -----------   ----------
(Loss) Income before
   extraordinary item           (17,908)       4,724          8,877       (3,133)     (19,571)
Extraordinary item, net of
   taxes (6)                     20,603            -              -       (2,444)           -
                               ---------    ---------    -----------  -----------   ----------
Net income (loss)                 2,695       $4,724         $8,877      $(5,577)    $(19,571)
                               =========    =========    ===========  ===========   ==========

          See notes to Selected Financial Data at the end of Item 6.





                                                          As of
                              -------------------------------------------------------------------
                              January 27,   January 29,   January 30,   January 31,   January 25,
                                 2001          2000          1999          1998          1997
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (7)   $34,833       $95,711       $55,500       $28,770       $12,148
Working capital (deficit)        (6,899)       22,214         1,578       (23,535)      (56,217)
Property and equipment, net     118,598       122,263       129,860       135,844       150,915
Total assets	                 434,790       521,564       507,002       502,176       522,641
Total debt and capital
   lease obligations            218,047       283,705       276,032       275,576       295,204
Stockholder's equity             43,601        40,906        36,182        27,305        32,882

                                                   For the Fiscal Year Ended
                              -------------------------------------------------------------------
                              January 27,   January 29,   January 30,   January 31,   January 25,
                                 2001          2000          1999          1998          1997
                              -----------   -----------   -----------   -----------   -----------
Certain Financial Ratios
   and Other Data
EBITDA (as defined) (8)         $34,407       $69,283       $83,415       $67,278       $42,082
Cash flow (used in) provided
   by investing activities (5)  (17,249)        1,077        (8,209)          187        (1,364)
Cash flow used in
   financing activities         (31,685)         (576)         (591)      (20,343)       (8,298)
Cash flow (used in) provided
   by operating activities      (11,944)       39,710        35,530        36,778        14,812
Capital expenditures             17,452        21,650 *      15,271        10,938        14,455
EBITDA (as defined) margin (8)     5.5%         10.3%         10.6%          7.2%          4.1%
Debt to EBITDA  (as defined)     6.34:1        4.09:1        3.30:1        4.10:1        7.01:1

* Excludes replacements of approximately $13.1 million as a result of damages from Hurricane Georges.



          See notes to Selected Financial Data at the end of Item 6.



















                                                                   Fiscal Year
                                           ------------------------------------------------------
                                              2001       2000       1999        1998       1997
                                           ---------   --------   ---------   --------   --------
RETAIL FOOD DIVISION DATA
Puerto Rico
 Number of stores (at fiscal year-end)            42         44         44          44         44
 Average sales per store (9)                $ 11,943   $ 12,901   $ 14,804    $ 18,221   $ 19,672
 Average selling square footage               28,149     28,243     27,179      26,455     27,652
 Average sales per selling square foot (9)  $    452   $    491   $    590    $    701   $    711
 Total sales 	                             $522,059   $567,658   $650,816    $801,732   $886,765
 Same store sales % change                    (7.6)%    (13.1)%    (17.8)%     (10.2)%     (2.6)%

U.S. Virgin Islands
 Number of stores (at fiscal year-end)             6          6          6           6          6
 Average sales per store (9)                $  8,085   $  8,364   $ 11,326    $ 14,777   $ 15,110
 Average selling square footage               19,421     19,421     19,421      19,421     20,104
 Average sales per selling square foot (9)  $    414   $    427   $    580    $    754   $    752
 Total sales                                $ 48,509   $ 50,185   $ 67,958    $ 88,659   $ 90,659
 Same store sales % change                    (3.3)%    (26.2)%    (21.7)%      (3.9)%       7.0%

VIDEO RENTAL DIVISION DATA
Video Rental Stores
 Number of stores (at fiscal year-end)            43         43          44          44        27
 Average sales per store (9)                $  1,000   $  1,146     $ 1,381     $ 1,371   $ 1,588
 Average weekly sales                       $    837   $    962     $ 1,184     $   683   $   794
 Total sales                                $ 42,954   $ 49,920     $60,972     $48,115   $35,938
 Same store sales % change                   (13.5)%    (18.6)%       10.8%      (4.5)%     10.5%

          See notes to Selected Financial Data at the end of Item 6.

NOTES TO SELECTED FINANCIAL DATA

(1) Selling, general and administrative expenses for fiscal year 1997 include certain expenses and charges related to the implementation of the Company's strategic initiatives and other matters. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations --General".
(2) The Company realized a gain from an insurance settlement relating to Hurricane Georges on the excess of replacement costs over book value of assets replaced that were damaged by the storm.
(3) The company recorded a charge of $0.7 million for the estimated carrying costs of stores that were closed and $3.5 million for the write down of related assets.
(4) The Company recorded charges of approximately $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market. Costs associated with such closings, when recognized, are included in selling, general and administrative expenses.
(5) The Company received $35.5 million in cash and incurred a loss in a sale/leaseback of real estate.
(6) The fiscal year 2001 amount relates to a gain on early extinguishment of debt, net of income taxes of $13,264. The fiscal year 1998 amount relates to a loss on the early extinguishment of debt, net of income taxes of $1,567.
(7) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(8) EBITDA (as defined) represents Earnings Before Interest, Taxes, Depreciation, Amortization, the loss on sale/leaseback transaction, sundry, and the write down of impaired assets. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
(9) For all periods presented, average sales are weighted for the period of time stores are open during the year.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

General

      The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new video rental locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 50 and the number of the Company's video rental locations (including conversions) grew from 20 to 43, in each case measured from the Acquisition through the end of fiscal 2000. During fiscal 2001, the Company closed 2 under-performing supermarkets in Puerto Rico, reducing the number of supermarkets to 48. Also in fiscal 2001 the Company relocated a video rental store that was in one of the closed supermarkets to a new free standing location. From the Acquisition through fiscal 2001, the Company made capital expenditures totaling $132.3 million, of which $123.2 million related to Puerto Rico and the U.S. Virgin Islands.

      Throughout this time period, the Company's markets have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which began entering the Puerto Rico and U.S. Virgin Islands markets in 1990 offering various grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other grocery store operators to increase prices and has intensified the competitive environment by causing such retailers to emphasize promotional activities and discount pricing to maintain or gain market share.

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

      In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it has a stronger competitive position and greater profit opportunities. In fiscal 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the closing of two under-performing supermarkets in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six Pueblo Video Clubs into in-store Video Rental Division outlets. Throughout fiscal 1997 and fiscal 1998, the Company completed its conversion of Pueblo Video Clubs into Video Rental Division outlets. Additionally, from fiscal 1997 through fiscal 2001, the Company continued its program to remodel existing stores and open new stores in appropriate locations. In fiscal 1999 one new supermarket and one new video rental store were opened in Puerto Rico. Although the remodeling program was delayed in the latter part of fiscal 1999, and the early part of fiscal 2000, due to the business interruption as a result of Hurricane Georges, the Company continued the program in fiscal 2000 and fiscal 2001 with the completion of seventeen remodels, nine of which were completed in fiscal 2000 and eight in fiscal 2001.

      In fiscal 1997, in conjunction with the implementation of a revised business strategy, the Company retained a retail industry consulting firm to assist management in analyzing the Company's operating practices. One result of such analysis was the reorganization of labor scheduling practices, which enabled the Company to eliminate 440 store employees in January 1997 and reduce annual labor costs in fiscal 1998 by approximately $9.0 million. It is management's belief that the decision to exit the Florida market, together with the actions which the Company began to take in the spring of 1996 and the implementation of its revised business strategy, were appropriate steps to improve operating results. Management's comprehensive program to refocus on repositioning the business in terms of product mix and modernizing stores contributed to net losses decreasing from fiscal 1996 through fiscal 1998 and in fiscal years 1999, 2000, and 2001 the Company realized net income of $8.9 million, $4.7 million, and $2.7 million, respectively.

      Other measures being undertaken by the Company include: (i) continual evaluation of the supermarket formats to expand the breadth of product and values offered to customers and to increase customer traffic and convenience, such as adding in-store banking and fast food restaurants for select locations and (ii) adding products such as music department items, self-activated cellular phones, and prepaid phone cards to the video rental stores to expand their entertainment offerings. The Company's management believes that these measures will enhance sales by increasing customer traffic in its supermarkets and video rental stores.

       In connection with the strategic initiatives begun in January 1996, the Company incurred a number of charges and other items that have adversely affected the Company's operating profit, including the following items which aggregated $31.9 million in fiscal 1996 and $12.3 million in fiscal 1997.
 The Company recorded charges of approximately $25.8 million in fiscal 1996 and $4.2 million in fiscal 1997 as a result of the Company's exit from the Florida market, and a charge of $2.2 million in fiscal 1996 as a result of the Company's restructuring of its Puerto Rico operations. Other items which adversely affected the Company's operating profit and were related to the implementation of the Company's strategic initiatives included the following, which aggregated $3.9 million in fiscal 1996 and $8.1 million in fiscal 1997. In fiscal 1996, an adjustment to the net realizable value of certain nonoperating real property in Puerto Rico caused a charge of $3.9 million.
 In fiscal 1997, the elimination of 440 store employees resulted in a charge of approximately $1.1 million in severance costs and the closing of two Puerto Rico stores resulted in a $2.9 million charge. Additionally, the Company established reserves totaling $5.6 million during fiscal years 1994 through 1998 pursuant to claims, all of which have been settled.

      The Company has no operations of its own, and its only assets are its equity interest in Pueblo and intercompany notes issued to the Company by its subsidiaries in connection with its investment of the net proceeds of the 9 1/2% senior notes (the "Notes") and the 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"). The Company has no source of cash to meet its obligations, including its obligations under the Notes and the Series C
 Senior Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the New Bank Credit Agreement, and dividends from its subsidiaries. The New Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes and the Series C Senior Notes then due and payable in accordance with the terms thereof.

Hurricane Georges

      Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been paid. As a result, during fiscal 2000, the Company recorded an insurance settlement gain of $15.1 million ($9.2 million, net of applicable income taxes). During fiscal 2001, the Company recorded an additional gain of $2.5 million ($1.5 million, net of applicable income taxes), realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for the same.

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands (the "claim") as a result of Hurricane Georges. The Company has received $5.3 million from its insurance carriers related to this portion of the claim, $4.7 million of which was received prior to January 27, 2001 and the remaining amount soon thereafter. The $5.3 million is comprised of a $5.0 million advance and reimbursement of $0.3 million of the Company's claim preparation fees. The claim is based on the Company's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which is the end of the applicable indemnity period. The carriers have invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. Consequently, the Company is unable to predict what amount, if any, eventually will be recovered or when the appraisal process will conclude. The Company has not recorded any anticipated recovery from the business interruption portion of the claim as all recoveries will be gains which may be recorded only at such time as they are settled and realized.

Results of Operations

Fiscal 2001 vs. Fiscal 2000

      As of January 27, 2001, the Company operated a total of 48 supermarkets and 43 video rental locations in Puerto Rico and the U. S. Virgin Islands. In fiscal 2001, the Company closed two of its supermarkets and relocated one of its video rental stores in Puerto Rico. Additionally, the Company continued its reenineering of the entire business including the remodeling process scheduled for all of its stores.

      Total sales for the year ended January 27, 2001 were $622.1 million versus $674.1 million in the year ended January 29, 2000, a decline of 7.7%. Same store sales were $614.0 million this year versus $662.6 million for the prior year, a decline of 7.3%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 6.8% from the prior year. The principal factor contributing to the fiscal 2001 decline in same stores sales in the Retail Food Division is increased competition. In addition the disruption caused by Hurricane Georges, the related effect on the Division's customer base, and remodeling stores negatively impacted sales. Video Rental Division same store sales decreased 13.5% from the prior year. The decrease in Video Rental Division same store sales was a result of increased competition, the disruption caused by Hurricane Georges and a decline in customer response to new releases for both rental and sell-through videos. Increased competition has come from new competing video outlets and more significantly from increased competition from mass merchandising, in Puerto Rico, of self-activated cellular phones and prepaid phone cards.

      Gross profit for the year ended January 27, 2001 was $198.3 million versus $218.0 million for the prior year, a decline of $19.7 million. Gross profit for the Retail Food Division was $165.2 million for fiscal 2001 compared to $181.0 million for fiscal 2000, a $15.8 million decline. The decline in sales accounted for $13.1 million of the total decline in the Retail Food Division. Additionally, the rate of gross profit for the Retail Food Division declined by 0.5% from 29.0% in fiscal 2000 to 28.5% in fiscal 2001, which resulted in a $2.7 million decline in gross profit. One of the primary reasons for the decline in the rate of gross profit was retail pricing adjustments made as part of the fiscal 2001 marketing plan. The gross profit for the Video Rental Division for the year ended January 27, 2001 was $33.0 million versus $37.0 million in the prior year, a decline of $4.0 million. The gross profit rate for the Video Rental Division increased by 2.8%, to 76.9% in fiscal 2001. The increase in the gross profit rate is a result of an increase in video rental sales, which have a higher gross margin rate than product sales, as a percentage of total Video Rental Division sales.

      Selling, general and administrative expenses were $165.7 million for the year ended January 27, 2001 compared to $163.8 million for the prior year. The increase of $1.9 million from the prior year was primarily a result of an increase in utility expenses due to rate increases in Puerto Rico and the U.S. Virgin Islands, only partially offset by operational efficiencies during fiscal Additionally, the sale/leaseback transaction that occurred in the first quarter of fiscal 2000 resulted in an increase in rental expense, net of rental income, of $1.4 million between fiscal 2001 and fiscal 2000.
 Fiscal 2001 and fiscal 2000 also included non-recurring adjustments related to the Company's reenineering programs in the areas of health insurance and general liability claims costs and the closure of its Florida retail locations. These adjustments which impacted the comparability between fiscal 2001 and fiscal 2000 resulted in reductions in Selling, general and administrative costs of $1.2 million for fiscal 2001 whereas they reduced Selling, general and administrative costs for fiscal 2000 by $8.9 million.

      Store closings for the year ended January 27, 2001 include a charge of $0.7 million for the estimated carrying costs of stores that were closed and $3.5 million for the write down of related assets.

      Depreciation and Amortization was $34.1 million for fiscal 2001 compared to $31.6 million for fiscal 2000, an increase of $2.5 million. This increase was primarily a result of the write off of property, plant and equipment that has been replaced during the past year as the Company's reenineering program to remodel its stores progresses.

      Interest expense, net of interest income decreased by $1.3 million primarily as a result of the Company's purchase of $87.7 million principal amount of its Notes and Series C Senior Notes which occurred on October 2, This reduction was partially offset by interest on $30.0 million in borrowings under the Company's revolving credit facility. The decrease was also partially offset by an increase in interest expense on capital leases of $0.3 million due primarily to establishment of new capital leases in the sale/leaseback transaction which occurred in the second quarter of fiscal 2000.

      Income tax benefit for the year was $11.7 million compared to income tax expense of $4.0 millon in the prior year, a difference of $15.7 million. The income tax benefit for the year did not include a $13.3 million income tax provision related to the Company's extraordinary gain on the purchase of $87.7 million principal amount of its Notes and Series C Senior Notes. The effective rates for fiscal 2001 and 2000 were 36.9% (net of the applicable income taxes on the extraordinary gain) and 45.9%, respectively. Variances in the effective tax rate are a result of variances in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

      Net income for the year ended January 27, 2001 was $2.7 million as compared to $4.7 million for the prior year, a decrease of $2.0 million. The results for fiscal 2001 include a $20.6 million extraordinary gain, net of applicable income taxes, resulting from the Company purchasing $87.7 million principal amount of its Notes and Series C Senior Notes. Also included in the results for fiscal 2001 are a charge of $2.7 million, net of applicable income taxes, pertaining to the estimated carrying cost of stores closed and the write down of related assets and a $1.5 million gain, net of applicable income taxes, related to the final accounting for the property damaged by Hurricane Georges. The results for fiscal 2000 include a $9.2 million gain, net of applicable income taxes, from the settlement of the property portion of the Hurricane Georges insurance claim. Also included in the results for fiscal 2000 is a $1.2 million loss, net of applicable income taxes, on a sale/leaseback transaction.

Fiscal 2000 vs. Fiscal 1999

      As of January 29, 2000, the Company operated a total of 50 supermarkets and 43 video rental locations in Puerto Rico and the U. S. Virgin Islands.
 In fiscal 2000 the Company continued its reenineering of the entire business including the remodeling process scheduled for all of its stores while reconstructing its facilities at all of its locations damaged by Hurricane Georges. During fiscal 2000 one video rental store within a supermarket was closed to better utilize floor space for supermarket operations. The Company is investigating alternative locations for the video store.

      Total sales for the year ended January 29, 2000 were $674.1 million versus $784.8 million in the year ended January 30, 1999, a decrease of 14.1%. Same store sales were $653.3 million for fiscal 2000 versus $765.3 million for the prior year, a decline of 14.6%. Same store sales in the Retail Food Division declined 14.3% from the prior year. The principal Factors contributing to the decline in same stores sales in the Retail Food Division were increased competition, the disruption in fiscal 2000 and a portion of fiscal 1999 caused by repairing and replacing components of the stores damaged by Hurricane Georges, and the disruption associated with
 remodeling stores.   While essentially all of the repairs were complete, the
 adverse effect on the Company's customer base caused by the disruption continued. Video Rental Division same store sales decreased 18.6% from the prior year. The decrease in Video Rental Division same store sales was a result of increased competition, a lackluster year for popular new releases of both rental and sell-through videos and the downsizing of the music departments. The lack of new releases impacted the video sell-through business to a greater extent than the rental business. Increased competition was in two forms. One was new competing video outlets. The second, a more significant factor, was mass merchandising of self-activated cellular phones and prepaid phone cards on the island of Puerto Rico during the fiscal year that ended January 29, 2000. During the prior year, the Company's Video Rental Division enjoyed a leadership position in this special segment of the market as it was the only island-wide retailer.

      Gross profit percentages were 32.3% and 32.7% for fiscal years 2000 and 1999, respectively, compared to the 28.9% of fiscal 1998. The improved gross margin in recent years is attributed to the reenineering processes implemented by management as detailed above. The reduction of 0.4% between fiscal 2000 and fiscal 1999 was primarily due to increased costs associated with changes in distribution practices.

      Selling, general, and administrative expenses were 24.3% as a percentage of sales compared to the 22.0% as a percentage of sales of the prior year. The $9.2 million decline in selling, general, and administrative expenses was a result of the Company's ongoing reenineering program, which had been in process over the previous 36 months. The program involves all areas of the Company's operations and seeks to eliminate excess costs and to control operating costs in light of declining sales.

      Depreciation and amortization decreased by $4.9 million from $36.5 million to $31.6 million. Approximately $3.5 million of the decrease was a result of various assets becoming fully depreciated during the fiscal year. The remaining $1.4 million was a result of the sale/leaseback transaction of seven of the Company's properties.

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

      In August 2000 the Company signed an agreement with its lender banks to amend or adjust certain covenants in its credit facility principally to adapt the financial covenants to changes in the Company's performance and the impact of the Company's purchase of $87.7 million of principal amount of its Notes and Series C Senior Notes. Adjustment of the covenants for the impact of the purchase of the Notes had been completed as of January 26, 2001.

      During the year ended January 27, 2001, the Company borrowed $30.0 million under its revolving credit facility. The weighted average per annum interest rate on these borrowings for fiscal 2001 was 10.625%. Additionally, after the issuance of standby letters of credit in the amount of $3.3 million, as of January 27, 2001, the borrowing availability on a revolving basis under the terms of the New Bank Credit Agreement was $31.7 million.

      Cash used by operating activities was $11.9 million during fiscal 2001 compared to cash provided by operating activities of $39.7 million in the prior year. The difference is a result of a decline in earnings and the increase in cash used for components of working capital.

      Net cash (used in) provided by investing activities was ($17.2) million, $1.1 million, and ($8.2) million in fiscal years 2001, 2000, and 1999, respectively. During fiscal year 2001, the Company invested $17.5 million in improvements to property and equipment compared to $21.6 million in fiscal
 In fiscal 2000, the Company incurred $13.1 million in reconstruction of property and replacement of equipment destroyed in Hurricane Georges. The Company also received proceeds of $35.8 million, in fiscal 2000, from disposition of assets primarily from the sale/leaseback transaction.

      Net cash used in financing activities was $31.7 million, $0.6 million, and $0.6 million in fiscal years 2001, 2000, and 1999, respectively. During fiscal 2001 the company purchased $87.7 million principal amount of its Notes and Series C Senior Notes for $51.0 million, including expenses, and repaid industrial revenue bonds totaling $10.0 million. Additionally, the Company borrowed $30.0 million under its $65.0 million revolving credit facility. During fiscal years 2000 and 1999 the only financing activity was payment of a portion of the capital lease obligations.

      Working capital as of January 27, 2001 was a deficit of $6.9 million, a decrease of $29.1 million from the $22.2 million positive working capital as of January 29, 2000, producing a current ratio of 0.94:1 versus the 1.15:1 current ratio as of the beginning of this fiscal year. The primary reasons for this decrease are due to the resources utilized as discussed in the three preceding paragraphs. Working capital during fiscal 2000 increased by $20.6 million to $22.2 million from $1.6 million at the end of fiscal 1999, producing a current ratio of 1.15:1 in fiscal 2000 versus 1.01:1 in fiscal The increase in working capital was primarily due to the sale/leaseback transaction in which the Company received $35.5 million in proceeds. The increase was offset by the reclassification of $10 million in long-term debt during fiscal 2000 to a current liability.

      The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of January 27, 2001 and is anticipated to be funded with cash provided by operating activities.

      Capital expenditures for fiscal 2002 are expected to be approximately $11.5 million. This capital program (which is subject to continuing change and review) includes new stores, the remodeling of certain existing locations, and updating of equipment and software.

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

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4-- Debt in the notes to Consolidated Financial Statements, the Company's long-term debt consists of the Notes and Series C Senior Notes of $177 million principal amount, bearing interest at a fixed rate of 9 1/2% per annum and due in 2003 and $30 million under the Company's revolving credit facility.

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

      See pages F-1 through F-25 and S-1 through S-4 appearing at the end of this report.

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


Directors
---------
Name                             Age   Position
----                            ----   --------
Gustavo A. Cisneros  . . . . . 55    Chairman of the Board; Member of the
                                       Executive Committee

William T. Keon, III . . . . . 54    Director; President and Chief Executive
                                       Officer; Chairman of the Executive
                                       Committee; Chairman of the Audit and
                                       Risk Committee; Member of the
                                       Compensation and Benefits Committee

Steven I. Bandel . . . . . . . 47    Director; Member of the Executive
                                       Committee; Chairman of the Compensation
                                       and Benefits Committee

Guillermo A. Cisneros  . . . . 29    Director

Cristina Pieretti  . . . . . . 49    Director

Alejandro Rivera . . . . . . . 58    Director; Member of the Audit and Risk
                                       Committee; Member of the
                                       Compensation and Benefits Committee

Executive Officers
------------------
William T. Keon, III . . . . . 54    President and Chief Executive Officer

Daniel J. O'Leary  . . . . . . 54    Executive Vice President and Chief
                                       Financial Officer, Assistant Secretary

Charles M. Newsom  . . . . . . 51    Senior Vice President; President of
                                       Retail Food Division

Melissa Lammers  . . . . . . . 44    Senior Vice President; Chief Marketing
                                       Officer

Fernando J. Bonilla  . . . . . 40    Vice President, General Counsel and
                                       Secretary

Alicia Echevarria  . . . . . . 48    Vice President of Human Resources,
                                       Assistant Secretary


      Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Since prior to 1992, he (and trusts established for the benefit of his family) has been a direct or indirect beneficial owner of interests in and a director of certain companies that own or are engaged in a number of diverse commercial enterprises in Venezuela, the United States, Brazil, Chile and Mexico (the "Cisneros Group"), including the Company. He is a member of the board of directors of America Online Latin America, Pan American Beverages Corporation and Spalding Holdings Corporation.

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

      Steven I. Bandel has been a Director of the Company since the Acquisition. He was appointed to the Executive Committee in October 1995. Since prior to 1992, he has been actively involved in the operations and management of certain companies in the Cisneros Group, other than a period from February 1990 to May 1992 during which he was a partner in a Venezuelan investment banking firm. He is also a member of the board of directors of America Online Latin America.

      Guillermo A. Cisneros was appointed a Director in April, 1998. Since 1998 he has been Program Director for a non-profit educational television station in Caracas, Venezuela. Prior to 1998 he participated in several internships. He is the son of Gustavo Cisneros.

      Cristina Pieretti was appointed a Director in March 1997. During most of the last eight years, she has been actively involved in operations of companies in the Cisneros Group in areas related to consumer goods, retailing and telecommunications, other than a period from March 1995 to February 1997 during which she was a partner in a consulting firm. She is also a member of the board of directors of America Online Latin America.

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


      Charles Newsom joined the Company in June, 1997 and has over 31 years experience in the retail grocery business. In December, 2000 the Company named Mr. Newsom President of the Retail Food Division. Previously, Mr. Newsom held the position of Vice President of Merchandising and Marketing for the Retail Food Division. Prior to joining the Company, Mr. Newsom worked for Kroger for 15 years as Store Manager, District Manager, Human Resource Manager, and head of Store Manager Training. Mr. Newsom also worked for Big V Supermarkets in New York as Vice President of Operations and Bruno's Supermarket as Vice President of Merchandising.

      Melissa Lammers joined the Company in January 2001 as Senior Vice President and Chief Marketing Officer. Before joining the Company, she served as President of Young and Rubicam Puerto Rico, Puerto Rico's number one advertising agency as rated by Caribbean Business. Ms. Lammers has spent the past seventeen years in advertising in the Northern Caribbean market.

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


ITEM 11.     EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid or distributed by the Company through January 27, 2001 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the four most highly compensated executive officers of the Company serving at January 27, 2001.

                                    SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)
                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III,             2001        480,000      220,000     21,853(2)     24,592(1)
   President and Chief            2000        450,000      425,000     19,460(2)     19,500(1)
   Executive Officer              1999        360,000      715,000     22,014(2)     32,586(1)

David L. Aston	                   2001        322,581            0     29,416(3)      9,677(1)
   Executive Vice President;      2000        304,654       60,000     14,293(3)      9,140(1)
   President, Retail Food         1999        289,279      347,515     15,461(3)     19,104(1)
   Division (Retired 12/22/00)

Daniel J. O'Leary                 2001        259,000       60,000     17,332(4)          -
   Executive Vice President;      2000        245,193       60,000     18,174(4)          -
   Chief Financial Officer        1999        232,452      279,231     13,920(4)          -

Charles R. Newsom                 2001        206,465       40,300     22,714(5)          -
   Senior Vice President;         2000        191,057       30,300     10,450(5)          -
   President, Retail Food         1999        181,072      162,963     12,831(5)          -
   Division

Alicia Echevarria                 2001        151,368       20,300     13,730(6)          -
   Vice President of              2000        142,958       10,300     10,493(6)          -
   Human Resources                1999        135,125       81,075      9,651(6)          -

Melissa Lammers (Started 1/8/01)  2001         13,846            -          -             -


NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $9,503, $7,110, and $9,976 and an automobile allowance in the amount of $12,350, $12,350, and $12,038 for fiscal 2001, 2000, and 1999, respectively.

(3) Includes costs related to the reimbursement of executive medical expense of $18,366, $3,243, and $4,723 and an automobile allowance in the amount of $11,050, $11,050, and $10,738 for fiscal 2001, 2000, and 1999, respectively.

(4) Includes costs related to the reimbursement of executive medical expense of $6,932, $7,774, and $3,832 and an automobile allowance in the amount of $10,400, $10,400, and $10,088 for fiscal 2001, 2000, and 1999, respectively.

(5) Includes costs related to the reimbursement of executive medical expense of $12,834, $700, and $3,081 and an automobile allowance in the amount of $9,880, $9,750, and $9,750 for fiscal 2001, 2000, and 1999, respectively.

(6) Includes costs related to the reimbursement of executive medical expense of $4,630, $1,393, and $1,151 and an automobile allowance in the amount of $9,100, $9,100, and $8,500 for fiscal 2001, 2000, and 1999, respectively.



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

      The estimated years of credited service and age, respectively, for purposes of calculating benefits through January 27, 2001 for Mr. Keon is seven and 54, respectively, for Mr. O'Leary is four and 54, respectively, and for Mr. Newsom is four and 51, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table.

Compensation Committee Interlocks and Insider Participation

      Messrs. Keon, Bandel, and Rivera served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the fiscal years ended January 27, 2001, January 29, 2000, and January 30, 1999. Mr. Keon also served as an officer of the Company during the fiscal year ended January 31, 1998.

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

                                                         Shares
                                                    Beneficially Owned
                                 ---------------------------------------------
       Name and Address                  Number                 Percent
-------------------------------  ---------------------     -------------------
 Parkside Investments LLC
   Corporation Trust Center
   1209 Orange Street
   Wilmington, Delaware  19801            1,000                  100.0%


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

      None


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (A)  Documents filed as part of this report:
                                                                        Page
     (1)  Consolidated Financial Statements:

          Independent Auditors' Report                                 F - 1

          Consolidated Balance Sheets as of
             January 27, 2001 and January 29, 2000     F - 2 through   F - 3

          Fiscal years ended January 27, 2001, January 29, 2000,
             and January 30, 1999:
              Consolidated Statements of Operations                    F - 4
              Consolidated Statements of Cash Flows                    F - 5
              Consolidated Statements of Stockholder's Equity          F - 6

          Notes to Consolidated Financial Statements    F - 7 through  F -25

      (2) Financial Statement Schedules:

          Schedule II - Financial Information of Registrant..S-1 through S-3
          Schedule V - Valuation and Qualifying Accounts..............   S-4

      (3) Exhibits

          The following documents are included as exhibits to this form 10-K.
          Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the indicated footnote or in the parenthetical thereafter. If no footnote is indicated or parenthetical appears after an exhibit, such exhibit is filed herewith.








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
                                 NOVEMBER 4, 1995)



                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

       10.23                     EMPLOYMENT AGREEMENT, DATED FEBRUARY 28,
                                 1996, BETWEEN PUEBLO INTERNATIONAL, INC.
                                 AND EDWIN PEREZ**

       10.24                     AGREEMENT, DATED MARCH 1, 1996, BETWEEN
                                 PUEBLO INTERNATIONAL, INC. AND HECTOR G.
                                 QUINONES**

       10.25                     EXECUTED SEVENTH AMENDMENT, DATED AS OF
                                 JANUARY 26, 1996, TO THE OLD BANK CREDIT
                                 AGREEMENTS**

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

       10.33                     NINTH AMENDMENT, DATED AS OF JANUARY 25,
                                 1997, TO THE OLD CREDIT AGREEMENT AMONG
                                 PUEBLO XTRA INTERNATIONAL, INC., PUEBLO
                                 INTERNATIONAL, INC., XTRA SUPER FOOD
                                 CENTERS, INC., VARIOUS LENDING
                                 INSTITUTIONS, THE CHASE MANHATTAN BANK,
                                 N.A. AND SCOTIABANK DE PUERTO RICO, AS
                                 ADMINISTRATIVE AGENTS***

       10.34                     EMPLOYMENT AGREEMENT, DATED MARCH 20, 1997,
                                 BETWEEN PUEBLO INTERNATIONAL, INC. AND
                                 DAVID L. ASTON****




                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

       21.1                      SUBSIDIARIES OF THE COMPANY***

       21.2                      AMENDED AND RESTATED CREDIT AGREEMENT,
                                 DATED AS OF APRIL 29, 1997, OF THE OLD
                                 BANK CREDIT AGREEMENT (THE "NEW BANK
                                 CREDIT AGREEMENT")****

       21.3                      FIRST AMENDMENT, DATED AS OF APRIL 15, 1999,
                                 TO THE NEW BANK CREDIT AGREEMENT

       21.4                      SECOND AMENDMENT, DATED AS OF AUGUST 11,
                                 2000, TO NEW BANK CREDIT AGREEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 12, 2000)

       21.5                      THIRD AMENDMENT , DATED AS OF JANUARY 26,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT




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

PUEBLO XTRA INTERNATIONAL, INC.

Dated:  April 26, 2001            /s/ Daniel J. O'Leary
                                Daniel J. O'Leary,
                                Executive Vice President
                                   and Chief Financial Officer

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

/s/ Cristina Pieretti           Director
Cristina Pieretti

/s/ Alejandro Rivera            Director
Alejandro Rivera


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of Pueblo Xtra International, Inc.


We have audited the accompanying consolidated balance sheets of Pueblo Xtra International, Inc. and its subsidiaries (the "Company") as of January 27, 2001 and January 29, 2000, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended January 27, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pueblo Xtra International, Inc. and its subsidiaries as of January 27, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants


Miami, Florida
February 13, 2001













                                        F-1
                      CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                         (Dollars in thousands)


                                                        January 27,        January 29,
                                                           2001               2000
                                                      -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $  34,833          $  95,711
   Accounts receivable                                       2,123              4,012
   Inventories                                              52,957             57,161
   Prepaid expenses                                          7,375              7,871
   Deferred income taxes                                     9,013              3,489
                                                         ---------          ---------
   TOTAL CURRENT ASSETS                                    106,301            168,244
                                                         ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                     6,283              6,215
   Buildings and improvements                               39,894             39,221
   Furniture, fixtures and equipment                        98,610            120,103
   Leasehold improvements                                   41,233             39,605
   Construction in progress                                  5,972              9,928
                                                         ---------          ---------
                                                           191,992            215,072
   Less accumulated depreciation and amortization           86,826            107,254
                                                         ---------          ---------
                                                           105,166            107,818
   Property under capital leases, net                       13,432             14,445
                                                         ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                            118,598            122,263

GOODWILL, net of accumulated amortization of $38,178 at
   January 27, 2001 and $33,146 at January 29, 2000        153,860            165,835
DEFERRED INCOME TAX                                          5,034              7,137
TRADE NAMES, net of accumulated amortization of $10,393
   at January 27, 2001 and $9,527 at January 29, 2000       28,107             28,973
DEFERRED CHARGES AND OTHER ASSETS                           22,890             29,112
                                                         ---------          ---------
   TOTAL ASSETS                                          $ 434,790          $ 521,564
                                                         =========          =========










                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                        F-2
                     CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except share data)


                                                        January 27,        January 29,
                                                           2001               2000
                                                      -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $  75,819           $  84,366
   Accrued expenses                                        28,473              41,226
   Salaries, wages and benefits payable                     8,259               9,724
   Current portion of long-term debt                            -              10,000
   Current obligations under capital leases                   649                 714
                                                        ---------           ---------
   TOTAL CURRENT LIABILITIES                              113,200             146,030


LONG-TERM DEBT                                             30,000                   -
NOTES PAYABLE                                             174,625             259,645
CAPITAL LEASE OBLIGATIONS, net of current portion          12,773              13,346
RESERVE FOR SELF-INSURANCE CLAIMS                           6,660               5,610
DEFERRED INCOME TAXES                                      24,096              23,100
OTHER LIABILITIES AND DEFERRED CREDITS                     29,835              32,927
                                                        ---------           ---------
   TOTAL LIABILITIES                                      391,189             480,658
                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                     -                   -
   Additional paid-in capital                              91,500              91,500
   Accumulated deficit                                    (47,899)            (50,594)
                                                        ---------           ---------
   TOTAL STOCKHOLDER'S EQUITY                              43,601              40,906
                                                        ---------           ---------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 434,790           $ 521,564
                                                        =========           =========












                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                        F-3
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)


                                                                Fiscal
                                               --------------------------------------
                                                  2001          2000          1999
                                               ----------    ----------    ----------
Net sales                                     $  622,050    $  674,145    $  784,774
Cost of goods sold                               423,755       456,143       528,395
                                               ----------    ----------    ----------
   GROSS PROFIT                                  198,295       218,002       256,379

OPERATING EXPENSES
Selling, general and administrative expenses     165,667       163,785       172,964
Gain on insurance settlement                      (2,464)      (15,066)            -
Store Closings:
   Exit costs                                        685             -             -
   Write down of impaired assets                   3,534             -             -
Depreciation and amortization                     34,142        31,632        36,529
                                               ----------    ----------    ----------
   OPERATING (LOSS) PROFIT                        (3,269)       37,651        46,886

Interest expense on debt                         (26,960)      (28,738)      (28,556)
Interest expense on capital lease obligations     (1,870)       (1,633)       (1,000)
Interest and investment income, net                2,500         2,750         1,379
Loss on sale of real property                          -        (1,291)            -
                                               ----------    ----------    ----------
   (LOSS) INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                     (29,599)        8,739        18,709

Income tax benefit (expense)                      11,691        (4,015)       (9,832)
                                               ----------    ----------    -----------
   (LOSS) INCOME BEFORE EXTRAORDINARY ITEM       (17,908)        4,724         8,877
Extraordinary item: gain on early
   extinguishment of debt, net of
   income taxes of $13,264                        20,603             -             -
                                               ----------    ----------    -----------
   NET INCOME                                 $    2,695    $    4,724    $    8,877
                                               ==========    ==========    ===========
















                 The accompanying notes are an integral part of these
                           consolidated financial statements.


                                        F-4
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)

                                                                                      Fiscal
                                                                         ----------------------------------
                                                                            2001        2000        1999
                                                                         ----------  ----------  ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $  2,695    $  4,724    $  8,877
      Adjustments to reconcile net income to net cash (used in)
       provided by operating activities, net of effects of disposal of Florida retail operations:
         Extraordinary gain on early extinguishment of debt              (20,603)          -           -
         Depreciation and amortization of property and equipment          20,166      17,615      20,782
         Amortization of intangible and other assets                      13,976      14,017      15,747
         Write off of property and equipment destroyed                         -       4,423           -
         Amortization of bond discount                                     1,138       1,170       1,047
         Loss on sale/leaseback of real estate                                 -       1,291           -
         (Gain) loss on disposal of property and equipment, net             (119)         30      (2,182)
         Adjustments to goodwill                                           6,943       2,737           -
         Gain on insurance settlement                                     (2,464)          -           -
         Accrual for exit costs on store closings                            685           -           -
         Write down of impaired assets on store closings                   3,534           -           -
         Provision for deferred income taxes                             (11,514)     (3,375)      9,349
         Provision for deferred charges and other assets                     334       1,838       1,499
         (Benefit) amortization in other liabilities and deferred credits (3,092)      1,963      (2,221)
         Provision (benefit) from reduction of reserve for
           self-insurance claims                                           1,050      (4,286)     (1,310)
         Changes in operating assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                        1,889         703      (1,566)
                Inventories                                               (1,870)     (3,253)    (12,259)
                Prepaid expenses                                             440        (151)      2,298
             (Decrease) increase in:
                Accounts payable and accrued expenses                    (25,132)      3,286        (941)
                                                                        ---------   ---------   ---------
                                                                         (11,944)     42,732      39,120
         Decrease attributable to disposal of Florida retail operations        -      (3,022)     (3,590)
                                                                        ---------   ---------   ---------
         Net cash (used in) provided by operating activities             (11,944)     39,710      35,530
                                                                        ---------   ---------   ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                (17,452)    (21,650)    (15,271)
      Reconstruction of property and replacement of equipment destroyed        -     (13,102)          -
      Proceeds from disposal of property and equipment                       203      35,829       7,062
                                                                        ---------   ---------   ---------
         Net cash (used in) provided by investing activities             (17,249)      1,077      (8,209)
                                                                        ---------   ---------   ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital lease obligations                       (638)       (576)       (591)
      Purchase of Senior Notes due 2003                                  (51,047)          -           -
      Repayment of Industrial Revenue Bonds                              (10,000)          -           -
      Borrowings under Revolving Credit Facility                          30,000           -           -
                                                                        ---------   ---------   ---------
         Net cash used in financing activities                           (31,685)       (576)       (591)
                                                                        ---------   ---------   ---------
   Net (decrease) increase in cash and cash equivalents                  (60,878)     40,211      26,730

   Cash and cash equivalents at beginning of year                         95,711      55,500      28,770
                                                                        ---------   ---------   ---------
   Cash and cash equivalents at end of year                             $ 34,833    $ 95,711    $ 55,500
                                                                        =========   =========   =========

                    The accompanying notes are an integral part of these
                           consolidated financial statements
                                   F-5

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                           Fiscal 2001, 2000, and 1999
                              (Dollars in thousands)


                                              Additional                         Total
                                   Common      Paid-in       Accumulated     Stockholder's
                                   Stock       Capital         Deficit          Equity
                                  ---------  ------------   -------------   -------------
Balance at January 31, 1998        $     -    $  91,500      $  (64,195)     $   27,305

   Net loss for the year                 -            -           8,877           8,877
                                  ---------  -----------    -------------   -------------
Balance at January 30, 1999              -       91,500         (55,318)         36,182

   Net income for the year               -            -           4,724           4,724
                                  ---------  -----------    -------------   -------------
Balance at January 29, 2000              -       91,500         (50,594)         40,906

   Net income for the year               -            -           2,695           2,695
                                  ---------  -----------    -------------   -------------
Balance at January 27, 2001        $     -   $   91,500     $   (47,899)    $    43,601
                                  =========  ===========    =============   =============






























              The accompanying notes are an integral part of these
                       consolidated financial statements

                                        F-6
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements include the accounts of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (the "Company"). The Company, a wholly owned subsidiary of PXC&M Holdings, Inc., operated retail supermarkets and video rental locations in Puerto Rico and the U. S. Virgin Islands during fiscal years 2001, 2000, and 1999. Intercompany accounts and transactions are eliminated in consolidation.

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday in January. Accordingly, fiscal year 2001 ended on January 27, 2001, fiscal 2000 ended on January 29, 2000, and fiscal 1999 ended on January 30, 1999. The three years above were all 52 week years.

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














                                        F-7
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

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

Goodwill and Other Intangibles

      Goodwill represents the excess of cost over the estimated fair value of the net tangible and other intangible assets acquired in connection with the transaction described in Note 2. Tradenames acquired at the time of the transaction were valued by independent appraisers. Goodwill and other intangibles are being amortized using the straight-line method over periods not exceeding 40 years.

Self-Insurance

      The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $250,000 per occurrence for general liability and certain workers compensation. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was $4.3 million and $6.5 million at January 27, 2001 and January 29, 2000, respectively, and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was $1.1 million and $1.3 million at January 27, 2001 and January 29, 2000, respectively, and is also included in the consolidated balance sheets as salaries, wages, and benefits payable.

Revenue Recognition

      Revenues from the sale of products are recognized at the point of sale to the Company's customers.
                                        F-8
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

      Long-lived assets are viewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. During fiscal 2001, fiscal 2000, and fiscal 1999, no such adjustments were recorded.

Pre-Opening Expenses

      Store pre-opening expenses are charged to operations as they are incurred.

Advertising Expenses

      Advertising expenses are charged to operations as they are incurred. During fiscal 2001, fiscal 2000, and fiscal 1999, advertising expenses were $8.8 million, $11.7 million, and $11.9 million, respectively.

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

New Accounting Pronouncements

      In July 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities (an amendment for FASB Statement No. 133)" which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for the Company's fiscal year ended January 26, 2002. The Company has assessed the impact of SFAS No. 133, as amended, and has determined that its adoption will not have a material impact on its financial statements.

Reclassifications

      Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

                                        F-9
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

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

      Since the acquisition, $18.1 million of goodwill has been written off, including $6.9 million in fiscal 2001, resulting from adjustments to the acquired deferred tax liability.

NOTE 3 -- INVENTORIES

      The cost of approximately 84% and 81% of total inventories at January 27, 2001 and January 29, 2000, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was $2.0 million as of both January 27, 2001 and January 29, 2000.

NOTE 4 -- DEBT

      Total debt consists of the following (in thousands):


                                              January 27,    January 29,
                                                  2001           2000
                                              -----------    -----------
Notes and Series C Senior Notes due 2003,
   net of unamortized discount of $2,658
   and $5,355 in 2001 and 2000, respectively  $  174,625     $  259,645
Revolving Credit Facility due 2003                30,000         ------
Payable to a Puerto Rico governmental
   agency                                         ------         10,000
                                              ------------   ------------
                                              $  204,625     $  269,645
                                              ============   ============







                                       F-10
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT (Continued)

      In 1993 the Company issued $180 million in 10-year, 9 1/2% senior notes (the "Notes"). On April 29, 1997, the Company entered into a refinancing plan (the "Refinancing Plan"), which included the issuance and sale of $85.0 million principal amount of 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"), the terms of which are substantially identical to those of the Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under a bank credit agreement dated July 31, 1993 (the "Old Bank Credit Agreement"). During fiscal 2001 the Company purchased at a gain $87.7 million aggregate principal amount of its Notes and Series C Senior Notes. Additionally, the Company repaid $10.0 million in industrial revenue bonds.

      In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility (the "New Credit Facility") with less restrictive covenants compared to the Old Bank Credit Agreement. After the issuance of standby letters of credit in the amount of $3.3 million and borrowings of $30.0 million under the revolver, as of January 27, 2001, the Company has borrowing availability on a revolving basis of $31.7 million under the New Bank Credit Agreement. The Company pays a fee of .50% per annum on unused commitments under the $65.0 million revolving credit facility. Interest on the New Credit Facility fluctuates based on the availability of Section 936 funds in Puerto Rico, Euroloan rates and the prime rate.

      Also in connection with the Refinancing Plan, on April 29, 1997, the Company satisfied $10.0 million of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.

      The New Credit Facility is collateralized by a pledge of the assets of the Company, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The Company is required, under the terms of the New Credit Facility, to meet certain financial covenants which include minimum consolidated net worth levels, interest and fixed charges coverage ratios and minimum EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization as defined in the credit agreement). The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends. Borrowings under the new credit facility have been classified as a long-term obligation since the Company has the ability and intent to refinance borrowings on a long-term basis through the expiration date of the facility.







                                       F-11
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT (Continued)

 The Notes and Series C Senior Notes, which mature on August 1, 2003, are general unsecured obligations of the Company and are subordinate in right of payment to all existing and future liabilities (including, without limitation, obligations under the New Credit Facility) of its subsidiaries. The Notes and Series C Senior Notes may be called by the holders of the notes at 101% in the event of a change in control of the Company (as defined in the indenture). The Notes and Series C Senior Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. The Notes and Series C Senior Notes bear interest at the rate of 9.50% per annum which is payable semiannually on February 1 and August 1. Terms of the Notes and Series C Senior Notes include covenants which restrict the Company and its subsidiaries from engaging in certain activities and transactions.

 Outstanding borrowings from a governmental agency of the Commonwealth of Puerto Rico from the issuance of industrial revenue bonds were $10.0 million as of fiscal 2000. During fiscal year 2001 a principal payment of $5.0 million was made on October 1, 2000, and the final principal payment of $5.0 million was made on November 1, 2000. The bonds, which bore interest at variable rates based on an index of tax-exempt borrowing, had a weighted average per annum interest rate of 5.26% and 4.40% at November 1, 2000 and January 29, 2000, respectively.

      Annual maturities of the Company's debt are as follows (in thousands):

           Fiscal Year               Amount
          -------------            ----------
              2004                  $207,283
                                   ----------
              Total                 $207,283
                                   ==========

      Total interest paid on debt was $27.9 million for fiscal 2001, and $25.6 million for both fiscal 2000 and fiscal 1999. Interest payable was $8.5 million and $12.5 million as of January 27, 2001 and January 29, 2000, respectively.















                                       F-12
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

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

      The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

      Property recorded as assets under capital leases consists of real estate as follows (in thousands):

                                       January 27,         January 29,
                                          2001                2000
                                     ---------------     --------------
Real estate                            $      19,192        $   19,192
Less accumulated depreciation                  5,760             4,747
                                     ---------------     --------------
Property under capital leases, net     $      13,432        $   14,445
                                     ===============     ==============

























                                       F-13
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES AND LEASEHOLD INTERESTS (Continued)

      Depreciation of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statements of operations. Minimum rentals payments to be made under noncancelable leases at January 27, 2001 as well as rent to be received as lessor of owned property and as lessor in sublease rentals of portions of leased property are as follows (in thousands):

                                      Capital      Operating     Operating
                                       Lease         Lease         Lease
                                      Payments      Payments      Receipts
       Fiscal Year                  (As Lessee)   (As Lessee)   (As Lessor)
--------------------------------   ------------  ------------  ------------
2002                                 $  2,523      $ 12,294      $    113
2003                                    2,435        11,172           113
2004                                    2,405        10,043           113
2005                                    2,252         9,772           113
2006                                    2,125         9,439            97
2007 and thereafter                    22,451        87,948           554
                                   ------------  ------------  ------------
                                       34,191      $140,668      $  1,103
                                                 ============  ============
Less executory costs                       16
                                   -----------
   Net minimum lease payments          34,175
Less amount representing interest      20,753
                                   -----------
Present value of net minimum lease
   payments under capital lease
   obligations                         13,422
Less:  current portion                    649
                                    ----------
Capital lease obligations,
   net of current portion             $12,773
                                    ==========

Sublease rental receipts to be received from capital and operating leases:

                                     Capital       Operating
                                      Leases         Leases
                                   -----------   ------------
Total minimum sublease rentals
   to be received in the future       $ 1,289       $  7,511
                                   ===========   ============

      Rent expense and the related contingent rentals under operating leases were $16.1 million and $0.2 million for fiscal 2001, respectively, $15.7 million and $0.2 million for fiscal 2000, respectively, and $13.2 million and $0.3 million for fiscal 1999, respectively.
                                       F-14
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES AND LEASEHOLD INTERESTS (Continued)

      Contingent rentals under capital leases, which are directly related to sales, were $0.1 million for both fiscal 2001 and fiscal 2000 and $0.2 million for fiscal 1999. Interest paid on capital lease obligations was $1.9 million for fiscal 2001, $1.6 million for fiscal 2000, and $1.0 million for fiscal 1999.

      Sublease rental income for operating and capital leases was $4.1 million for fiscal 2001, $4.2 million for fiscal 2000, and $3.1 million for fiscal 1999.

NOTE 6 -- INCOME TAXES

      As described in Note (1)-- Significant Accounting Policies, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

      The components of income tax (benefit) expense, excluding extraordinary items, are as follows (in thousands):

                           Fiscal           Fiscal         Fiscal
                            2001             2000           1999
                         -----------     -----------    ------------
Current
   Federal                $       -        $     46         $     53
   State                          -              17                7
   U.S. Possessions            (177)          4,348              423
                         -----------     -----------    ------------
                               (177)          4,411              483
                         -----------     -----------    ------------
Deferred
   Federal                   (2,764)          1,738            3,083
   State                        388              26               69
   U.S. Possessions          (9,138)         (2,160)           6,197
                         -----------     -----------    ------------
                            (11,514)           (396)           9,349
                         -----------     -----------    ------------
     Total income tax
     (Benefit) expense    $ (11,691)       $  4,015         $  9,832
                         ===========     ===========    ============










                                       F-15
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

      The significant components of the deferred tax assets and liabilities are as follows (in thousands) items:

                                           January 27,      January 29,
                                              2001             2000
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $   7,673         $ 5,130
   Employee benefit plans                      9,270           6,399
   Property and equipment                      9,202           2,225
   Accrued expenses and other liabilities
      and deferred credits                    21,278           6,863
   Other operating loss and tax credit
      carry forwards                          11,234           3,525
   All other                                   2,075             980
   Valuation Allowance                        (3,000)              -
                                         ---------------  --------------
      Total deferred tax assets               57,732          25,122
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                    (18,426)        (12,748)
   Tradenames                                (20,822)        (11,581)
   Operating leases                           (9,185)         (5,984)
   Inventories                                (7,262)         (4,229)
   Other assets                               (3,667)         (1,843)
   Accrued expenses and other liabilities
      and deferred credits                    (9,439)         (1,809)
                                         ---------------  --------------
    Total deferred tax liabilities           (68,801)        (38,194)
                                         ---------------  --------------
      Net deferred tax liabilities        $  (11,069)       $(13,072)
                                         ===============  ==============

















                                       F-16
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

      A reconciliation of the difference between actual income tax expense, exluding extraordinary items, and income taxes computed at U. S. Federal statutory tax rates is as follows (in thousands):

                                     Fiscal        Fiscal       Fiscal
                                      2001          2000         1999
                                   -----------  -----------  -----------
U.S. Federal Statutory rate of 35%
   applied to pretax income (loss)   $(10,359)    $  3,059     $  6,548
Effect of varying rates
   applicable in other taxing
   jurisdictions             	         (1,174)         272          663
Amortization of goodwill                3,233        1,761        1,761
State and local taxes                    (262)          40           53
Alternative minimum taxes                   -            -          413
Branch taxes (possession -
   US/VI)                              (2,777)        (686)          92
All others, net                          (351)        (431)         302
                                   -----------  -----------  -----------
Income tax (benefit) expense         $(11,690)    $  4,015     $  9,832
                                   ===========  ===========  ===========

      The Company's operations are located in U. S. possessions where they are subject to U. S. and local taxation.

      The Company revoked its election under Section 936 of the Internal Revenue Code effective for its tax year beginning January 30, 2000.

      The net deferred tax liability decreased by $2.0 million during the year. Of this amount, $11.5 million was recorded as a deferred tax benefit related to continuing operations and $9.5 million was recorded as a deferred tax expense related to extraordinary items.

      SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management believes that some portion of the deferred tax assets will not be realized based on this criterion. Consequently, the Company has recorded a valuation allowance of $3.0 million.

      As of January 27, 2001, the Company has unused net operating loss carryforwards of $6.2 million and $21.3 million available to offset future taxable income in the U.S. Virgin Islands and Puerto Rico, respectively, through fiscal years 2021 and 2008, respectively.

      The Company has unused tax credits of approximately $0.2 million available to offset future United States income tax liabilities. Such tax credits expire as follows: 2001 - $248,000. Utilization of the tax credit carryforward may be limited each year.
                                       F-17
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

      The Company also has unused alternative minimum tax credits in the amount of $0.2 million and $0.1 million to offset future income tax liabilities in Puerto Rico and the United States, respectively. These credits are carried forward indefinitely.

      Total income taxes paid were $3.8 million during fiscal 2001, $0.7 million during fiscal 2000, and $0.05 million during fiscal 1999.

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

      Net pension cost under the Retirement Plan includes the following components (in thousands):

                                     Fiscal        Fiscal       Fiscal
                                      2001          2000         1999
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,546    $   1,546    $   1,370
Interest cost on projected
   benefit obligation                   1,668        1,509        1,433
Expected return on plan
   assets                              (1,477)      (1,262)      (1,157)
Net amortization and
   deferrals                             (129)          (6)          (6)
                                   -----------  -----------  -----------
   NET PENSION COST                 $   1,608    $   1,787    $   1,640
                                   ===========  ===========  ===========










                                       F-18
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 7.75% and 5.0%, respectively, for fiscal 2001 and fiscal 2000, and 6.75% and 5.0%, respectively, for fiscal 1999. The average expected long-term rate of return on plan assets is 9.0% for the three-year period.

      The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows (in thousands):

                                              January 27,      January 29,
                                                 2001             2000
                                            ---------------  --------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
  vested benefits of $14,507 at January 27,
  2001 and $13,834 at January 29, 2000            $15,551     $    14,708
                                           ===============  ==============

Plan assets at fair value - beginning of the year $16,846     $    14,562
Actual return on plan assets                        2,234           2,792
Employer contributions                              1,237           1,306
Benefits paid                                      (2,377)         (1,814)
                                           ---------------  --------------
Plan assets at fair value - end of the year        17,940          16,846
                                           ---------------  --------------
Projected benefit obligation for service
   rendered to date - beginning of the year       (22,610)        (23,433)
Service cost                                       (1,546)         (1,546)
Interest cost                                      (1,668)         (1,509)
Actuarial gain                                        115           2,064
Benefits paid                                       2,377           1,814
                                           ---------------  --------------
Projected benefit obligation for service
   rendered to date - end of the year             (23,332)        (22,610)
                                           ---------------  --------------
      FUNDED STATUS                                (5,392)         (5,764)

Unrecognized net gain                              (4,817)         (4,068)
Unrecognized prior service cost                       (55)            (61)
                                            ---------------  --------------
      NET PENSION LIABILITY                 $     (10,264)     $   (9,893)
                                            ===============  ==============









                                       F-19
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

       The Company maintains a Supplemental Executive Retirement Plan (the "SERP") for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the SERP and the amount the participant will receive under the Retirement Plan. Effective January 1, 1992, the Board of Directors amended the SERP in order to conform various provisions and definitions with those of the Retirement Plan. The pension benefit calculation under the SERP is limited to a total of 20 years employment and is based on a specified percentage of the average annual compensation received for the five highest consecutive years during a participant's last 10 years of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the SERP occurs upon the completion of five years of service.

       Net pension cost under the SERP includes the following components (in thousands):

                                        Fiscal        Fiscal       Fiscal
                                         2001          2000         1999
                                      -----------  -----------  -----------
Service cost - benefits earned
   during the period                   $    215     $    260     $    150
Interest cost on projected
   benefit obligation                       255          271          309
Net amortization and deferrals             (173)         (79)         (94)
                                      -----------  -----------  -----------
      NET PENSION COST                 $    297     $    452     $    365
                                      ===========  ===========  ===========

      The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the SERP are 7.75% and 5.0%, respectively, for fiscal 2001 and fiscal 2000, and 6.75% and 5.0%, respectively, for fiscal 1999.















                                       F-20
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

       The funded status and amounts recognized in the Company's consolidated balance sheets for the SERP are as follows (in thousands):

                                              January 27,      January 29,
                                                 2001             2000
                                            ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $3,830 at January 27,
   2001 and $3,173 at January 29, 2000       $    3,990       $    3,180
                                            ===============  ==============
Projected benefit obligation for service
 rendered to date                            $   (4,557)      $   (3,467)
                                            ---------------  --------------
      FUNDED STATUS                              (4,557)          (3,467)
Unrecognized net gain                            (1,088)          (2,194)
Unrecognized prior service cost                      24               30
                                            ---------------  --------------
      NET PENSION LIABILITY                  $   (5,621)      $   (5,631)
                                            ===============  ==============

      Change in benefit obligations was as follows (in thousands):

                                              January 27,      January 29,
                                                 2001             2000
                                            ---------------  --------------
Benefit obligation as of beginning of the year  $  3,467      $    4,179

Service costs                                        215             260
Interest costs                                       255             271
Actuarial loss (gain)                                926            (933)
Benefits paid                                       (306)           (310)
                                            ---------------  --------------
Benefit obligation as of end of the year        $  4,557      $    3,467
                                            ===============  ==============

      Change in plan assets were as follows (in thousands):

                                              January 27,      January 29,
                                                 2001             2000
                                            ---------------  --------------
Fair value of assets as of beginning of the year $      -     $       -

Employer contribution                                 306           310
Benefits paid                                        (306)         (310)
                                            ---------------  --------------
Fair value of assets as of end of the year       $      -     $       -
                                            ===============  ==============




                                       F-21
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

      The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico and the U. S. Virgin Islands. Contributions to this plan are at the discretion of the Board of Directors. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States. Expenses related to these plans, which are recognized in the year the cost is incurred, were $697,000 for fiscal 2001, $620,000 for fiscal 2000, and $758,000 for fiscal 1999.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

      The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Debt

      The fair value of the Company's indebtedness, excluding the Notes and Series C Senior Notes, is estimated based on quoted market prices for similar instruments. The fair value of the Notes and Series C Senior Notes is determined based on market quotes.

      The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                     January 27,              January 29,
                                        2001                     2000
                               ----------------------   ----------------------
                                Carrying      Fair       Carrying      Fair
                                 Amount       Value       Amount      Value
                               ---------    ---------   ---------   ---------
Cash and cash equivalents     $  34,833    $  34,833   $  95,711   $  95,711

Debt                           (204,625)    (100,913)   (269,645)   (129,308)



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

                                       F-22
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10 -- CONTINGENCIES

       At January 27, 2001, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. Management believes there were no material contingencies as of January 27, 2001. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

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

     Inventory at retail value
     Reconstruction of property and replacement of equipment at replacement cost
     Extra expenses reimbursed dollar for dollar

      During fiscal year 2000 and 2001 the Company recorded a $15.1 million Gain and $2.5 million gain, respectively, which was a result of the excess of insurance coverage for inventory, property, and equipment over the net book value of these items at the time the storm occurred.

      The property damage portion of the insurance claim resulting from Hurricane Georges has been agreed to in the amount of approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been received.















                                       F-23
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 11 -- HURRICANE GEORGES (Continued)

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands
 (the "claim") as a result of Hurricane Georges. The claim is based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which is the end of the applicable indemnity period. The Company has received $5.3 million from its insurance carriers related to this portion of the claim, $4.7 million of which was received prior to January 27, 2001 and the remaining amount soon thereafter. The $5.3 million is comprised of a $5.0 million advance and reimbursement of $0.3 million of the Company's claim preparation fees. The carriers have invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. Consequently, the Company is unable to predict what total amount eventually will be recovered or when the appraisal process will conclude. The $5.0 million advance is not included in earnings for the year ended January 27, 2001 as all recoveries will be recorded as gains only at such time as they are settled and realized.


NOTE 12-- SALE/LEASEBACK TRANSACTION

Sale/Leaseback Transaction

      On June 1, 1999, the Company realized approximately $35.2 million in cash from the sale of seven shopping centers that are located in Puerto Rico and the U.S. Virgin Islands. The portions of these centers in which the Company's retail stores are located are being leased back pursuant to long-term leases. The Company incurred a $1.2 million loss (net of the income tax benefit and a $6.9 million deferred gain) in the transaction. The deferred gain is being amortized over the life of the related leases.

NOTE 13-- DISCLOSURE ON OPERATING SEGMENTS

      The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 48 supermarkets, 42 of which are in Puerto Rico and 6 of which are in the U. S. Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster video stores for Puerto Rico and the U. S. Virgin Islands operated through 43 video rental stores, 41 of which are in Puerto Rico and 2 of which are in the U. S. Virgin Islands. Most of the video rental stores are adjacent to, or a separate section within, a retail food supermarket. Administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.





                                       F-24
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13-- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                  Retail Food          Video Rental            Total

Fiscal Year Ended 2001
Net sales                         $  579,096           $  42,954          $   622,050
Depreciation and amortization        (25,681)             (8,461)             (34,142)
Operating (loss) profit               (6,348)*             3,079               (3,269)*
Total assets                         412,027              22,763              434,790
Capital expenditures                 (17,377)                (75)             (17,452)

Fiscal Year Ended 2000
Net sales                         $  624,225           $  49,920          $   674,145
Depreciation and amortization        (22,838)             (8,794)             (31,632)
Operating profit                      30,851**             6,800**             37,651**
Total assets                         494,482              27,082              521,564
Capital expenditures                 (21,443)               (207)             (21,650)

Fiscal Year Ended 1999
Net sales                         $  723,802           $  60,972          $   784,774
Depreciation and amortization        (25,834)            (10,695)             (36,529)
Operating profit                      41,746               5,140               46,886
Capital expenditures                 (14,965)               (306)             (15,271)


*  Includes a gain of $2,464 related to the final accounting for the property portion of the
 Hurricane Georges insurance claim.

** Includes a gain of $15,066 on the settlement of the Hurricane Georges insurance claim of which
 $13,798 was in the Retail Food segment and $1,268 was in the Videotape segment.


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













                                       F-25

                                                               Schedule II
                        PUEBLO XTRA INTERNATIONAL, INC.
                      BALANCE SHEETS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                  January 27,        January 29,
                                                           2001               2000
                                                      -------------      -------------
ASSETS

CURRENT ASSETS                                          $    8,439         $   13,160
                                                        -------------      -----------

INVESTMENT IN SUBSIDIARIES                                  65,719             53,503
NOTE RECEIVABLE-MIRROR LOAN                                167,531            256,961
DEFERRED CHARGES AND OTHER ASSETS                            1,639              3,646
                                                        ------------       -----------
  TOTAL ASSETS                                          $  243,328         $  327,270
                                                        ============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued expenses                                    $    11,829         $   12,451
   Intercompany payable, net                                13,273             14,268
                                                       -------------      -----------
  TOTAL CURRENT LIABILITIES                                 25,102             26,719

NOTES PAYABLE                                              174,625            259,645
                                                       -------------      -----------
  TOTAL LIABILITIES                                        199,727            286,364
                                                       -------------      -----------
COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDER'S EQUITY
   Common stock                                                  -                  -
   Additional paid-in capital                               91,500             91,500
   Accumulated deficit                                     (47,899)           (50,594)
                                                       -------------     ------------
   TOTAL STOCKHOLDER'S EQUITY                               43,601             40,906
                                                       -------------     -------------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $   243,328         $  327,270
                                                       =============     =============

                                (Continued)










                                       S-1
                                                               Schedule II
                        PUEBLO XTRA INTERNATIONAL, INC.
                  STATEMENT OF OPERATIONS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                         2001         2000         1999
                                                       ---------   ----------   -----------
Interest income                                         $ 23,005     $ 25,868    $  25,744
Interest expense on debt                                 (24,188)     (26,981)     (26,856)
Selling, general and administrative expenses                  (2)        (206)         (59)
                                                       ----------   ----------   -----------
   LOSS BEFORE INCOME TAXES, EQUITY LOSSES FROM
      SUBSIDIARIES, AND EXTRAORDINARY ITEM                (1,185)      (1,319)      (1,171)

Income tax benefit                                         8,778          458          427
                                                       ----------   ----------   -----------
   INCOME (LOSS) BEFORE EQUITY LOSSES FROM
      SUBSIDIARIES AND EXTRAORDINARY ITEM                  7,593         (861)        (744)

(Loss) Equity gain from subsidiaries                     (25,501)       5,585        9,621
                                                       ----------   ----------   -----------

   NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM           (17,908)       4,724        8,877

Extraordinary item, gain from early extinguishment
   of debt, net of taxes                                  20,603            -            -
                                                       ----------   ----------   -----------

         NET INCOME                                     $  2,695     $  4,724    $   8,877
                                                       ==========   ==========   ===========
























                                       S-2
                                                             Schedule III
                        PUEBLO XTRA INTERNATIONAL, INC.
                 STATEMENTS OF CASH FLOWS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                                  2001        2000        1999
                                                               ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  2,695    $  4,724    $  8,877
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary gain on early extinguishment of debt         (20,603)          -           -
      Increase in deferred income taxes                           (8,777)       (459)       (427)
      Decrease in deferred charges and other assets                  629         705         701
      Changes in operating assets and liabilities:
          Decrease in:
            Notes/accounts receivable                             86,158           -           -
            Prepaid expenses                                         158           -           -
            Interest receivable, net                               4,410           -      13,792
          (Decrease) Increase in:
             Accrued expenses                                     (4,372)        (69)        (66)
             Intercompany payable, net                            (2,646)        922         578
                                                                ---------   ---------   ----------
      Net cash provided by operating activities                   57,652       5,823      23,455
                                                                ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in investment in subsidiaries               25,502      (5,585)     (9,622)
  Increase in investment in subsidiaries due to forgiveness
      of debt                                                    (37,718)          -           -
                                                                ---------   ---------   ----------
      Net cash used in investing activities                      (12,216)     (5,585)     (9,622)
                                                                ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment from notes payable to a related party        (1,138)     (1,103)    (14,771)
   Purchase of Senior Notes due 2003                             (49,999)          -           -
   Proceeds from notes payable to a related party                  1,138       1,170       1,047
                                                                ---------   ---------   ----------
      Net cash (used in) provided by financing activities        (49,999)         67     (13,724)
                                                                ---------   ---------   ----------
Net (decrease) increase in cash and cash equivalents              (4,563)        305         109

Cash and cash equivalents at beginning of period                  13,002      12,697      12,588
                                                                ---------   ---------   ----------
Cash and cash equivalents at end of period                       $ 8,439     $13,002    $ 12,697
                                                                =========   =========   ==========










                                        S-3
                                                                   Schedule V
             Pueblo Xtra International, Inc. and Subsidiaries
                    Valuation and Qualifying Accounts
       For the fiscal years ended January 27, 2001, January 29, 2000, and January 30, 1999

                                                   (Dollars in thousands)

                                    Balance at    Additions                      Balance
                                    Beginning     Charged to                     at End
                                     of Year/     Costs and                     of Year/
          Description                 Period       Expenses    Deductions (1)   Period (2)
-----------------------------      -----------   -----------  ---------------  -----------

Fiscal 2001
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  12,091     $   4,233     $   5,344      $  10,980

Fiscal 2000
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  16,377     $     794     $   5,080      $  12,091

Fiscal 1999
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  17,687     $   4,957     $   6,267      $  16,377



----------
(1)  Amounts consist primarily of payments on claims.

(2) Amounts represent both the current and long-term portions.

















                                        S-4
                                                               EXHIBIT 21.3

                               FIRST AMENDMENT

         FIRST AMENDMENT (the "Amendment"), dated as of April 15, 1999, among Pueblo Xtra International, Inc., Pueblo International, Inc. and Xtra Super Foods Centers, Inc. (collectively the "Credit Parties"), the lenders party to the Credit Agreement referred to below (the "Banks"), Bank of Nova Scotia, as Administrative Agent and NationsBank, N.A. (South) as Syndication Agent. All capitalized terms used herein and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.

                                 WITNESSETH:

         WHEREAS, the Credit Parties, the Banks, the Administrative Agent and the Syndication Agent are parties to an Amended and Restated Credit Agreement dated as of April 29, 1997 (as currently in effect, the "Credit Agreement");

         WHEREAS, the parties hereto wish to amend the Credit Agreement as herein provided,

         NOW, THEREFORE, it is agreed:

         1. Section 8.01 of the Credit Agreement is amended by (i) deleting the "and" after clause (g) thereof, (ii) changing the period at the end of clause (h) thereof to read ", and", and (iii) adding a new clause (i) to read:
" (i) Permitted Sale Leasebacks".

         2. Section 8.02(g) of the Credit Agreement is amended by adding the phrase "or Section 8.03(i) " after the reference therein to "Section 803(b) ".

         3. Section 8.03 of the Credit Agreement is amended by (i) deleting the "and" after clause (g) thereof, (ii) changing the period at the end of clause (h) thereof to read ", and", and (iii) adding a new clause to read:

         " (i) Capitalized Lease Obligations created pursuant to Permitted Sale-Leasebacks".

         4. The definition of Asset Sale in Section 10 of the Credit Agreement is amended by adding immediately prior to the period at the end thereof the phrase:

         "provided that any disposition or sale pursuant to a Permitted Sale-Leaseback shall not constitute as Asset Sale. "

         5. Section 10 of the Credit Agreement is amended by adding the following new definition in appropriate alphabetical order:

         "Permitted Sale-Leaseback" shall mean a sale-leaseback transaction covering any of the properties described on, and subject to the limitations contained on, Annex I, to the Amendment dated as of April 15, 1999 to this Agreement.

         6. This Amendment and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the law of the State of New York.

         7. The Amendment shall become effective on the first date (the "Amendment Date") on which each Credit Party and the Required Lenders shall have signed a copy hereof (whether the same or different copies) and shall have delivered (including by way of telecopier) the same to the Administrative Agent as its Notice Office.

         8. At all times on and after the Amendment Date, all references in the Credit Agreement and each of the Credit Documents to the Credit Agreement shall be deemed to be references to such Credit Agreement after giving effect to this Amendment with the result that Permitted Sale-Leasebacks will be permitted by, and not violate or breach, any Credit Document and that any property or assets sold pursuant to a Permitted Sale-Leaseback shall be released from the Liens created pursuant to the Security Documents.

         9. Upon the request of the Borrower, the Collateral Agent shall, and is hereby directed to, cooperate with the Credit Parties to surrender and/or cancel any Mortgage and to release from pledge any mortgage securing the Subordinated Intercompany Real Estate Note, in each case to the extent attaching to any property sold pursuant to a Permitted Sale-Leaseback.

         IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment to be duly executed and delivered as of the date first above written.




                                               PUEBLO XTRA INTERNATIONAL, INC.

                                               By  /s/ William T. Keon III
                                                  ------------------------
                                               Name:   William T. Keon III
                                               Title:  President


                                               PUEBLO INTERNATIONAL, INC.

                                               By  /s/ William T. Keon III
                                                  ------------------------
                                               Name:   William T. Keon III
                                               Title:  President









                                               BANK OF NOVA SCOTIA,
                                               Individually and as
                                               Administrative Agent


                                               By  /s/ W. J. Brown
                                                  ------------------------
                                               Name:   W. J. Brown
                                               Title:  Vice President



                                               NATIONS BANK, N.A. (SOUTH),
                                               Individually and
                                               Syndication Agent


                                               By  /s/ Richard M. Starke
                                                  ------------------------
                                               Name:   Richard M. Starke
                                               Title:  Senior Vice President

































                                                               ANNEX 1


                           Permitted Sale-Leaseback


Properties that May Be Sold                    Maximum Net Sale Proceeds
                                               Resulting from Sale

I.    In Puerto Rico:

      Altamira (including back lot)            $8,300,000

      Villa Del Carmen (Caguas)                $2,700,000

      Arecibo Shopping Center                  $4,500,000
        (including back lot)

      Norte Shopping Center (including         $8,500,000
        leased premises to Pitusa Store)

      65th Infantry Avenue                     $6,500,000


II.   In U.S. Virgin Islands:

      Long Bay (St. Thomas)                    $2,500,000

      Golden Rock Shopping Center (St. Croix)  $2,500,000
























                                                             EXHIBIT 21.5

                              THIRD AMENDMENT

         THIRD AMENDMENT dated as of January 26, 2001 (the "Amendment") to the Amended and Restated Credit Agreement dated as of April 29, 1997 (as amended to date, the "Credit Agreement") among PUEBLO XTRA INTERNATIONAL, INC., a Delaware corporation ("PXI"), PUEBLO INTERNATIONAL, INC., a Delaware corporation (the "Borrower"), XTRA SUPER FOOD CENTERS, INC., a Delaware corporation ("XTRA"), the Syndication Agent, the Administrative Agent, and the Banks party thereto from time to time. All capitalized terms used in this Amendment and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.

                               WITNISSETH:

         WHEREAS, PXI and the Borrower have requested certain amendments to the Credit Agreement; and

         WHEREAS, in accordance with Section 12.11 of the Credit Agreement the Required Banks are willing to amend the Credit Agreement as herein provided;

         NOW, THEREFORE, it is agreed:

         1. Section 7 of the Credit Agreement is hereby amended by adding the following new Section 7.12 at the end thereof:

         7.12    Real Estate Appraisals.     PXI will deliver to the
Administrative Agent appraisals (by an independent real estate appraiser acceptable to the Administrative Agent) for the owned Real Property identified on Schedule VI hereto as 104 De Diego and 125 Campo Rico within 120 days following the Third Amendment Effective Date.

         2. Section 8.04(a) of the Credit Agreement is hereby amended and restated in its entirety as follows:

         8.04    Capital Expenditures.  (a)     PXI will not, and will not
permit any of its Subsidiaries to, incur Capital Expenditures except Capital Expenditures made in compliance with this Section 8.04. Capital Expenditures shall be permitted to be made by the Borrower, Xtra and their respective Subsidiaries in an aggregate amount for all such Persons (i) during the fiscal year of PXI ending January 26, 2002, not in excess of $21,000,000 and (ii) during each fiscal year ended thereafter, $24,000,000 (or pro rata portion thereof for the portion of the then-current fiscal year that has elapsed prior to the Maturity Date), other than (A) Capital Expenditures made with funds received by the Borrower pursuant to Section 8.05(l) and (B) Capital Expenditures made with the proceeds of business interruption insurance received by PXI and its Subsidiaries, provided that the aggregate amount of Capital Expenditures made pursuant to this clause (B) shall not exceed the lesser of 20% of the amount of such proceeds or $5,000,000.

         3. Section 8.09 of the Credit Agreement is hereby amended and restated in its entirety as follows:

         8.09    EBITDAR to Total Cash Interest Expense.     PXI will not
permit the ratio of (x) EBITDAR to (y) Total Cash Interest Expense for any Test Period ending on the last day of any fiscal quarter set forth below to be less than the amount set forth opposite such fiscal quarter below:

            Fiscal Quarter Ending      Ratio
            May 18, 1997               1.50:1.00
            August 9, 1997             1.50:1.00
            November 1, 1997           1.50:1.00
            January 31, 1998           1.50:1.00
            May 23, 1998               1.50:1.00
            August 15, 1998            1.50:1.00
            November 7, 1998           1.50:1.00
            January 30, 1999           1.75:1.00
            May 22, 1999               1.75:1.00
            August 14, 1999            1.75:1.00
            November 6, 1999           1.75:1.00
            January 29, 2000           2.00:1.00
            May 20, 2000               2.00:1.00
            August 12, 2000            1.50:1.00
            November 4, 2000           1.45:1.00
            January 27, 2001           1.20:1.00
            May 19, 2001               1.10:1.00
            August 11, 2001            1.25:1.00
            November 3, 2001           1.35:1.00
            January 26, 2002           1.45:1.00
            May 18, 2002               1.50:1.00
            August 10, 2002            1.50:1.00
            November 2, 2002           1.50:1.00
            January 25, 2003           1.50:1.00


         4. Section 8.10 of the Credit Agreement is hereby amended and restated in its entirety as follows:

         8.10    Minimum EBITDA.     PXI will not permit EBITDA for the Test
Period ending at the end of any fiscal quarter set forth below to be less than the amount set forth opposite such fiscal quarter below:

           Fiscal Quarter Ending       Amount
           January 27, 2001            $31,000,000
           May 19, 2001                $27,000,000
           August 11, 2001             $30,000,000
           November 3, 2001            $33,000,000
           January 26, 2002            $36,000,000
           May 18, 2002                $38,000,000
           August 10, 2002             $38,000,000
           November 2, 2002            $38,000,000
           January 25, 2003            $38,000,000

         5. Section 8.11 of the Credit Agreement is hereby amended and restated in its entirety as follows:

         8.11    Senior Secured Debt to EBITDA.    PXI will not permit the
ratio of (i) Senior Secured Debt on the last day of any fiscal quarter to (ii) EBITDA for the Test Period ending at the end of such fiscal quarter to be greater than the amount set forth opposite such fiscal quarter below:

            Fiscal Quarter Ending      Ratio
            May 18, 1997               1.50:1.00
            August 9, 1997             1.50:1.00
            November 1, 1997           1.50:1.00
            January 31, 1998           1.50:1.00
            May 23, 1998               1.50:1.00
            August 15, 1998            1.50:1.00
            November 7, 1998           1.50:1.00
            January 30, 1999           1.50:1.00
            May 22, 1999               1.50:1.00
            August 14, 1999            1.50:1.00
            November 6, 1999           1.50:1.00
            January 29, 2000           1.50:1.00
            May 20, 2000               1.50:1.00
            August 12, 2000            1.50:1.00
            November 4, 2000           1.50:1.00
            January 27, 2001           1.50:1.00
            May 19, 2001               1.25:1.00
            August 11, 2001            1.25:1.00
            November 3, 2001           1.25:1.00
            January 26, 2002           1.25:1.00
            May 18, 2002               1.25:1.00
            August 10, 2002            1.25:1.00
            November 2, 2002           1.25:1.00
            January 25, 2003           1.25:1.00


         6.      The defined terms "EBIT" and "Leverage Ratio" set forth in
Section 10 of the Credit Agreement are hereby amended and restated in their entirety as follows:

          "EBIT" shall mean, for any period, Consolidated Net Income, before interest income, interest expense, LIFO adjustment and provision for income taxes and Puerto Rico withholding taxes and without giving effect to any non-recurring charges, extraordinary gains (including without limitation the proceeds of any claim under business interruption insurance), extraordinary losses or gains from sales of assets (other than sales of inventory in the ordinary course of business).

          "Leverage Ratio" shall mean the ratio of (i) Consolidated Indebtedness on the last day of any fiscal quarter of PXI to (ii) EBITDA for the Test Period ending at the end of such fiscal quarter.

         7. Section 10 of the Credit Agreement is hereby amended by inserting the following defined terms in the appropriate alphabetical order:

         "Third Amendment" shall mean the Third Amendment to this Credit Agreement, dated as of January 26, 2001.

         "Third Amendment Effective Date" shall have the meaning provided in the Third Amendment.

         8. In order to induce the Required Banks to enter into this Amendment, PXI and the Borrower hereby represent and warrant that:

         (a) no Default or Event of Default exists as of the Third Amendment Effective Date (as defined below), both before and after giving effect to this Amendment; and

         (b) all of the representations and warranties contained in the Credit Agreement or the other Credit Documents are true and correct in all material respects on and as of the Third Amendment Effective Date both before and after giving effect to this Amendment (it being understood that any representation or warranty made as of a specific date shall be true and correct in all material respects as of such specific date).

         9. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

         10. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

         11. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

         12. This Amendment shall become effective as of January 26, 2001 on the date (the "Third Amendment Effective Date") when each of PXI, the Borrower, Xtra, the Subsidiary Guarantors and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Administrative Agent at its Notice Office.

         13. From and after the Third Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby.



         IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Amendment as of the date first above written.


                                          PUEBLO XTRA INTERNATIONAL, INC.

                                          By:  /s/ Daniel J. O'Leary
                                             ---------------------------------
                                          Title: Executive Vice President
                                                 & Chief Executive Officer

                                          PUEBLO INTERNATIONAL, INC.

                                          By:  /s/ Daniel J. O'Leary
                                             ---------------------------------
                                          Title: Executive Vice President
                                                 & Chief Executive Officer






































THE BANK OF NOVA SCOTIA

By:  /s/ W. J. Brown
   -------------------------
Title: Vice President





















































BANK OF AMERICA, N.A.

By:  /s/ Richard M. Starke
   -------------------------
Title: Managing Director





















































ACKNOWLEDGED:

XTRA SUPER FOOD CENTERS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------
Title: Executive Vice President
       & Chief Financial Officer

PUEBLO MARKETS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------
Title: Executive Vice President
       & Chief Financial Officer

PUEBLO SUPER VIDEOS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------
Title: Executive Vice President
       & Chief Financial Officer

ALL TRUCK, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------
Title: Executive Vice President
       & Chief Financial Officer

XTRA DRUGSTORE, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------
Title: Executive Vice President
       & Chief Financial Officer

PUEBLO CARIBBEAN VIDEOS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------
Title: Executive Vice President
       & Chief Financial Officer