Form 10-Q
period 2001-05-19
PUEBLO XTRA INTERNATIONAL INC
filed 2001-07-02
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                      For the quarter ended May 19, 2001

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of July 2, 2001 -- 200.
                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
            May 19, 2001 (Unaudited) and January 27, 2001 . . . . . . . .  3-4

Consolidated Statements of Operations (Unaudited) -
            Sixteen weeks ended May 19, 2001
            and May 20, 2000. . . . . . . . . . . . . . . . . . . . . . .    5

Consolidated Statements of Cash Flows (Unaudited)-
            Sixteen weeks ended May 19, 2001
            and May 20, 2000. . . . . . . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . .  7-8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 9-14


                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  14





















                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                               May 19,          January 27,
                                                2001               2001
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $    4,879         $   34,833
   Accounts receivable                            1,862              2,123
   Inventories                                   52,585             52,957
   Prepaid expenses                              14,015              7,375
   Deferred income taxes                          9,013              9,013
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          82,354            106,301
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,283              6,283
   Buildings and improvements                    40,007             39,894
   Furniture, fixtures and equipment             98,833             98,610
   Leasehold improvements                        42,238             41,233
   Construction in progress                       4,742              5,972
                                              ---------          ---------
                                                192,103            191,992
   Less accumulated depreciation
      and amortization                           89,652             86,826
                                              ---------          ---------
                                                102,451            105,166
   Property under capital leases, net            13,128             13,432
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 115,579            118,598

GOODWILL, net of accumulated amortization of
   $39,635 at May 19, 2001 and $38,178 at
   January 27, 2001                             152,403            153,860
DEFERRED INCOME TAX                               5,034              5,034
TRADE NAMES                                      27,840             28,107
DEFERRED CHARGES AND OTHER ASSETS                22,007             22,890
                                              ---------          ---------
   TOTAL ASSETS                               $ 405,217          $ 434,790
                                              =========          =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                               CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                           (Unaudited)
                                              May 19,          January 27,
                                               2001               2001
                                          -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   71,825         $   75,819
   Accrued expenses                            21,607             28,473
   Salaries, wages and benefits payable         7,822              8,259
   Current obligations under capital leases       636                649
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                  101,890            113,200

LONG-TERM DEBT                                 15,000             30,000
NOTES PAYABLE                                 174,912            174,625
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             12,565             12,773
RESERVE FOR SELF-INSURANCE CLAIMS               6,661              6,660
DEFERRED INCOME TAXES                          24,096             24,096
OTHER LIABILITIES AND DEFERRED CREDITS         30,450             29,835
                                          -----------        -----------
   TOTAL LIABILITIES                          365,574            391,189
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (51,857)           (47,899)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  39,643             43,601
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  405,217         $  434,790
                                          ===========        ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                                        (Unaudited)
                                                  For the 16 Weeks Ended
                                             --------------------------------
                                               May 19, 2001      May 20, 2000
                                             --------------    --------------
Net sales                                         $176,199          $197,074
Cost of goods sold                                 118,311           133,072
                                             --------------    --------------
  GROSS PROFIT                                      57,888            64,002

OPERATING EXPENSES
Selling, general and administrative expenses        48,693            49,194
Gain on insurance settlement                             -            (2,464)
Depreciation and amortization                        8,925            10,124
                                             --------------    --------------
  OPERATING PROFIT                                     270             7,148

Interest expense on debt                            (6,887)           (8,873)
Interest expense on capital lease obligations         (576)             (598)
Interest and investment income, net                    263             1,046
                                             --------------    --------------
  LOSS BEFORE TAXES                                 (6,930)           (1,277)

Income tax benefit                                   2,972               461
                                             --------------    --------------
 NET LOSS                                          $(3,958)            $(816)
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

                                                                               (Unaudited)
                                                                                  For the 16 Weeks Ended
                                                                            ---------------------------------
                                                                              May 19, 2001     May 20, 2000
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $(3,958)            $(816)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization of property and equipment           4,870             5,827
         Amortization of intangible and other assets                       4,055             4,297
         Amortization of bond discount                                       287               389
         Gain on disposal of property and equipment, net                     (13)              (48)
         Provision for deferred income taxes                              (2,972)              340
         Amortization (Benefit) in other liabilities and deferred credits    615              (128)
         Benefit from reduction of reserves for self-insurance claims          -            (1,679)
         Changes in operating assets and liabilities:
          Decrease (Increase) in:
            Accounts receivable                                              261              (329)
            Inventories                                                   (1,497)           (3,643)
            Prepaid expenses                                              (6,640)           (7,644)
            Other assets                                                     421               460
          Decrease in:
            Accounts payable and accrued expenses                         (8,324)          (19,305)
                                                                     ---------------   --------------
       Net cash used in operating activities                             (12,895)          (22,279)
                                                                     ---------------   --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (1,851)           (6,110)
      Proceeds from disposal of property and equipment                        13                68
                                                                     ---------------   --------------
      Net cash used in investing activities                               (1,838)           (6,042)
                                                                     ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                        (221)             (206)
     Repayment of revolving credit facility                              (15,000)                -
                                                                     ---------------   --------------
      Net cash used in financing activities                              (15,221)             (206)
                                                                     ---------------   --------------
  Net decrease in cash and cash equivalents                              (29,954)          (28,527)

  Cash and cash equivalents at beginning of period                        34,833            95,711
                                                                     ---------------   --------------
  Cash and cash equivalents at end of period                              $4,879           $67,184
                                                                     ===============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $10,075           $13,442
     Income taxes, net of refunds                                             $0            $4,134




                     The accompanying notes are an integral part of these
                          consolidated financial statements
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     With respect to the unaudited financial information for the 16 weeks ended May 19, 2001 and May 20, 2000, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the final accounting for the settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

     Operating results for the 16 weeks ended May 19, 2001 and May 20, 2000 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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








           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                 Retail Food           Video rental             Total

For the 16 Weeks Ended and as of May 19, 2001:

Net sales                         $  164,216        $     11,983          $   176,199
Depreciation and amortization         (6,423)             (2,502)              (8,925)
Operating (loss) profit (b)             (149)                419                  270
Total assets                         383,098              22,119              405,217
Capital expenditures                  (1,839)                (12)              (1,851)

For the 16 Weeks Ended May 20, 2000:

Net sales                         $  183,741        $     13,333          $   197,074
Depreciation and amortization         (7,489)             (2,635)             (10,124)
Operating profit (a), (b)              6,482                 666                7,148
Capital expenditures                  (6,082)                (28)              (6,110)

As of January 27, 2001:

Total assets                      $  412,027        $     22,763          $   434,790


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

 (a) The Retail Food Division includes a $2.5 million gain (before income taxes) realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for such.

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

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. During the quarter (16 weeks) ended May 19, 2001, the Company was reimbursed $1.1 million by its insurance carriers related to its $69.4 million proof of loss submitted on December 1, 2000 for business interruption losses as a result of Hurricane Georges. This reimbursement combined with $4.7 million received during the fourth quarter of the year ended January 27, 2001 results in a total received as of May 19, 2001 of $5.8 million, $5.0 million of which is an advance against the claim and the remainder constituting reimbursement for expenses associated with preparing the claim. The $5.0 million advance may not be included in income until such time as the claim is settled and the related gain is realized. During the Company's fiscal year that ended January 27, 2001 the carriers invoked the appraisal provisions of the policy which, essentially, requires an arbitration process to value the claim. No progress has been made as the appraisers for the Company and the carriers have been unable to agree on a value of the claim or what umpire should be appointed to arbitrate their differences. Further, the Company and the carriers have been unable to agree what court has jurisdiction over appointing the umpire. Consequently, the appointment of the umpire is being litigated in two jurisdictions. The Company is unable to predict when the appraisal process will conclude or what total amount eventually will be recovered.









Selected Operating Results

                                            (as a percentage of sales)

                                                                 16 WEEKS ENDED
                                                     --------------------------------------
                                                      May 19, 2001            May 20, 2000
                                                     --------------          --------------
Gross Profit                                               32.9 %                   32.5%
Selling, General & Administrative Expenses                 27.6                     25.0
Gain on insurance settlement                                  -                      1.3
EBITDA, as defined (1)                                      5.3                      8.8
Depreciation & Amortization                                 5.1                      5.1
Operating Profit                                            0.2                      3.6
Loss Before Income Taxes                                   (3.9)                    (0.6)
Net Loss                                                   (2.2)                    (0.4)


----------
 (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only.


Results of Operations

     As of May 19, 2001, the Company operated a total of 48 supermarkets and 43 video rental locations in Puerto Rico and the U. S. Virgin Islands. Between May 20, 2000 and May 19, 2001, the Company closed two of its supermarkets and relocated one of its video rental stores in Puerto Rico.
 The history of store openings and closings from the end of the first quarter of the prior year on May 20, 2000 through the end of the first quarter of the current year on May 19, 2001, as well as the store composition, is set forth in the tables below:


Stores in Operation:
  At May 20, 2000. . . .  . . . . . . . . . .         93
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          0
     Video tape rental stores  . . . . . . .          1

  Stores closed:
     Supermarket . . . . . . . . . . . . . .          2
     Video tape rental stores  . . . . . . .          1
                                                   -------
  At May 19, 2001. . . . . . . . . . . . . .         91
                                                   =======

Remodels . . . . . . . . . . . . . . . . . .          9
                                                   =======
                                                   May 19, 2001         May 20, 2000
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 48                   50
        Video tape rental stores . . . . . .                 43                   43
                                                        -------              -------
  Total                                                      91                   93
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 83                   85
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      91                   93
                                                        =======              =======


The following is the summary of total and comparable store sales:

                                                 Percentage decrease in sales
                                              for the 16 weeks ended May 19, 2001
                                          ------------------------------------------
Total Sales                                               (10.6)%
                                                          =======
Comparable Stores:

   Retail Food Division                                    (9.1)%
                                                          =======
   Video Rental Division                                  (10.4)%
                                                          =======

      Total Comparable Store Sales                         (9.2)%
                                                          =======


     Total sales for the first quarter (16 weeks) ended May 19, 2001 were $176.2 million, versus $197.1 million for the first quarter (16 weeks)of the prior year, a decline of 10.6%. Same store sales for the 16 weeks ended May 19, 2001 were $176.0 million versus $193.9 million for the comparable period of the prior year, a decline of 9.2%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 9.1% from the comparable period of the prior year. The principal factors contributing to the decline in same stores sales in the Retail Food Division are increased competition and a softening of the economy, in Puerto Rico, over the last twelve to eighteen months. Video Rental Division same store sales decreased 10.4% from the comparable period of the prior year.
 The decrease in Video Rental Division same store sales for the quarter was a result of increased competition and a decline in the customer response to new releases for both rental and sell-through videos.

     Gross profit declined for the quarter (16 weeks) ended May 19, 2001 by $6.1 million to $57.9 million from $64.0 million for the first quarter of the prior year (16 weeks) ended May 20, 2000. The primary reasons for the decrease are a decline in sales and positive adjustments totaling $2.7 million in the prior year period as a result of reevaluating reserves associated with product acquisition costs. The rate of gross profit (as a percentage of sales), for the quarter (16 weeks) ended May 19, 2001 was 32.9% compared to 32.5% for the first quarter (16 weeks) ended May 20, 2000, an increase of 0.4%. The impact of the prior year adjustments totaling $2.7 million was to increase the rate by 1.4%. Excluding the impact of these adjustments, the gross profit rate for the quarter (16 weeks) ended
 May 19, 2001 increased by 1.8% over the 31.1% for the quarter (16 weeks) ended May 20, 2000.

    Selling, general and administrative expenses were $48.7 million for the quarter (16 weeks) ended May 19, 2001 compared to $49.2 million for the first quarter (16 weeks) ended May 20, 2000, a decrease of $0.5 million.

     The Company recorded a net loss for the quarter (16 weeks) ended May 19, 2001 of $4.0 million, a decline of $3.2 million from the net loss of $0.8 million for the first quarter (16 weeks)of the prior fiscal year. The impact on earnings of the decline in sales was offset only in part by continued cost reductions. The net loss for the quarter (16 weeks) ended May 20, 2000 includes $3.2 million of income, net of applicable income taxes, resulting from the gain realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for such and reevaluation of reserves associated with product acquisition costs.

     EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization), was $9.2 million for the quarter (16 weeks) ended May 19, 2001, versus $17.3 million for the first quarter (16 weeks) ended May 20, 2000, a decline of $8.1 million. Included in the results for the prior year period is a $2.5 million gain realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for such and $2.7 million of income as a result of evaluation of reserves associated with product acquisition costs.


Liquidity and Capital Resources

     Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

     Net cash used in operating activities for the 16 weeks ended May 19, 2001 was $12.9 million versus $22.3 million for the comparable period of the prior year. The difference is a result of a decline in earnings and a decrease in cash used for components of working capital.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $1.8 million for the 16 weeks ended May 19, 2001 versus $6.0 million for the comparable period of the prior year. The decrease is a result of a decrease in purchases of property and equipment as the majority of the stores targeted under the store remodeling program have been completed.

     Net cash used in financing activities was $15.2 million for the 16 weeks ended May 19, 2001 versus $0.2 for the comparable period of the prior year. During the first quarter of fiscal 2001, the Company repaid $15.0 million of borrowings it had under its revolving credit facility. As of the date of this filing, the Company has $30.0 million in borrowings under the revolving credit facility.

     Working capital decreased during the first quarter by $12.6 million to $(19.5) million as of May 19, 2001 from $(6.9) million as of January 27, 2001 producing a current ratio of 0.81:1 as of May 19, 2001 versus 0.94:1 as of January 27, 2001.

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

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the year ended January 27, 2001 - Debt in the financial statements, the Company's long-term debt consists of:
 (i) senior notes of $177 million at a fixed rate of 9 1/2% due in 2003 and
 (ii) borrowings under the Company's revolving credit facility of $15 million upon which the weighted average interest rate was 9.5% and 9.8% at May 19, 2001 and January 27, 2001, respectively.

Forward Looking Statements

     Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) management's belief that cash flows generated by the Company's normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs and (2) insurance recovery expectations. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 2000 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of the claims process with insurers.



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

                                PUEBLO XTRA INTERNATIONAL, INC.


Dated:  July 2, 2001           /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer