Form 10-Q
period 2001-08-11
PUEBLO XTRA INTERNATIONAL INC
filed 2001-09-24
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                    For the quarter ended August 11, 2001

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of September 24, 2000 -- 200.



                                   INDEX

                        PART I. FINANCIAL INFORMATION


                                                                       Page(s)
                                                                       -------

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Balance Sheets -
            August 11, 2001 (Unaudited) and January 27, 2001 .  . . . . .  3-4

Consolidated Statements of Operations (Unaudited) -
            Twelve and twenty-eight weeks ended August 11, 2001
            and August 12, 2000. .  . . . . . . . . . . . . . . . . . . .    5

Consolidated Statements of Cash Flows (Unaudited)-
            Twenty-eight weeks ended August 11, 2001
            and August 12, 2000. . . .  . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . .  7-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .10-15

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  16
























                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                              August 11,        January 27,
                                                2001               2001
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $    3,727         $   34,833
   Accounts receivable                            2,482              2,123
   Inventories                                   48,250             52,957
   Prepaid expenses                              11,347              7,375
   Deferred income taxes                          9,013              9,013
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          74,819            106,301
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,283              6,283
   Buildings and improvements                    40,040             39,894
   Furniture, fixtures and equipment             98,296             98,610
   Leasehold improvements                        42,695             41,233
   Construction in progress                       4,634              5,972
                                              ---------          ---------
                                                191,948            191,992
   Less accumulated depreciation
      and amortization                           91,601             86,826
                                              ---------          ---------
                                                100,347            105,166
   Property under capital leases, net            12,899             13,432
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 113,246            118,598

GOODWILL, net of accumulated amortization of
   $40,727 at August 11, 2001 and $38,178 at
   January 27, 2001                             151,311            153,860
DEFERRED INCOME TAX                               5,034              5,034
TRADE NAMES                                      27,640             28,107
DEFERRED CHARGES AND OTHER ASSETS                21,358             22,890
                                              ---------          ---------
   TOTAL ASSETS                               $ 393,408          $ 434,790
                                              =========          =========






             The accompanying notes are an integral part of these
                       consolidated financial statements.
                              CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                            (Unaudited)
                                             August 11,         January 27,
                                                2001               2001
                                           -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   52,698         $   75,819
   Accrued expenses                            16,245             28,473
   Salaries, wages and benefits payable         6,321              8,259
   Current obligations under capital leases       614                649
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                   75,878            113,200

LONG-TERM DEBT                                 30,000             30,000
NOTES PAYABLE                                 175,134            174,625
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             12,420             12,773
RESERVE FOR SELF-INSURANCE CLAIMS               6,660              6,660
DEFERRED INCOME TAXES                          24,096             24,096
OTHER LIABILITIES AND DEFERRED CREDITS         31,092             29,835
                                          -----------        -----------
   TOTAL LIABILITIES                          355,280            391,189
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (53,372)           (47,899)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  38,128             43,601
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  393,408         $  434,790
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

                                                   (Unaudited)                  (Unaudited)
                                               12 weeks    12 weeks        28 weeks    28 weeks
                                                 ended       ended           ended       ended
                                              August 11,   August 12,      August 11,  August 12,
                                                 2001         2000            2001        2000
                                             -----------   ----------     -----------  ----------
Net sales                                      $127,640      $143,105        $303,839   $340,179
Cost of goods sold                               85,120        97,657         203,431    230,728
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  42,520        45,448         100,408    109,451
                                             -----------   -----------     -----------  ---------
OPERATING EXPENSES
Selling, general and administrative expenses     33,065	   39,472          81,758     88,667
Gain on settlement of insurance claim                 -             -               -     (2,464)
Store closings:
   Exit costs                                         -           685               -        685
   Write down of impaired assets                      -         3,578               -      3,578
 Depreciation and amortization                    6,701         8,064          15,626     18,188
                                             -----------   -----------     -----------  ---------
   OPERATING PROFIT (LOSS)                        2,754        (6,351)          3,024        797

Interest expense on debt                         (5,079)       (6,676)        (11,966)   (15,549)
Interest expense on capital lease obligations      (432)         (447)         (1,008)    (1,045)
Interest and investment income, net                 105           684             368      1,730
                                             -----------   -----------     -----------  ---------
  LOSS BEFORE TAXES                              (2,652)      (12,790)         (9,582)   (14,067)

Income tax benefit                                1,137         4,634           4,109      5,095
                                             -----------   -----------     -----------  ---------
   NET LOSS                                     $(1,515)      $(8,156)        $(5,473)   $(8,972)
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

                                                                            (Unaudited)
                                                                      For the 28 Weeks Ended
                                                               ---------------------------------
                                                               August 11, 2001   August 12, 2000
                                                               ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(5,473)          $(8,972)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization of property and equipment       8,593            10,357
         Amortization of intangible and other assets                   7,033             7,831
         Amortization of bond discount                                   509               688
         Gain on insurance settlement                                      -            (2,464)
         Provision for income taxes                                   (4,109)                -
         Accrual for exit costs on store closings                          -               685
         Write down of impaired assets for store closings                  -             3,578
         Gain on disposal of property and equipment, net                 (16)              (73)
         Amortization in other liabilities and deferred credits        1,257                 -
         Benefit from reduction of reserves for self-insurance
           claims                                                          -            (1,592)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                         (359)              472
            Inventories                                                1,498            (2,088)
            Prepaid expenses                                          (3,972)           (4,851)
            Deferred income tax asset                                      -               (57)
            Other assets                                                 724               530
        Increase (decrease) in:
            Accounts payable and accrued expenses                    (33,171)          (41,239)
            Other liabilities and deferred credits                         -               349
            Deferred income tax liability                                  -               384
                                                                 ---------------   ---------------
        Net cash used in operating activities                        (27,486)          (36,462)
                                                                 ---------------   ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                             (3,248)          (11,900)
      Proceeds from disposal of property and equipment                    16               134
                                                                 ---------------   ---------------
      Net cash used in investing activities                           (3,232)          (11,766)
                                                                 ---------------   ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                    (388)             (360)
                                                                 ---------------   ---------------
      Net cash used in financing activities                             (388)             (360)
                                                                 ---------------   ---------------
  Net decrease in cash and cash equivalents                          (31,106)          (48,588)

  Cash and cash equivalents at beginning of period                    34,833            95,711
                                                                 ---------------   ---------------
  Cash and cash equivalents at end of period                          $3,727           $47,123
                                                                 ===============   ===============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                        $19,633           $26,713
     Income taxes, net of refunds                                         $0            $4,134



              The accompanying notes are an integral part of these
                      consolidated financial statements
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

      With respect to the unaudited financial information for the 12 and 28 weeks ended August 11, 2001 and August 12, 2000, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

      Operating results for the 12 and 28 weeks ended August 11, 2001 and August 12, 2000 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the last Saturday in January.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

      The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 48 supermarkets, 42 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also operates 41 video tape rental stores, 39 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within a retail food supermarket. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.











                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

Reportable operating segment financial information is as follows (dollars in thousands):


                                       Retail Food          Videotape            Total
For the 28 Weeks Ended and as of August 11, 2001:

Net sales                                $282,172             $21,667             $303,839
Depreciation and amortization             (11,294)             (4,332)             (15,626)
Operating profit (a)                        1,115               1,909                3,024
Capital expenditures                       (3,231)                (17)              (3,248)
Total assets                              372,448              20,960              393,408

For the 28 Weeks Ended August 12, 2000:

Net sales                                $316,747             $23,432             $340,179
Depreciation and amortization             (13,466)             (4,722)             (18,188)
Gain on settlement of insurance claim (b)   2,464                   -                2,464
Loss on store closings (c)                  4,168                  95                4,263
Operating (loss) profit (a)                  (656)              1,453                  797
Capital expenditures                      (11,866)                (34)             (11,900)

As of January 27, 2001:

Total assets                             $412,027             $22,763             $434,790


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

(a) See Management's Discussion and Analysis for discussions of gross profit and selling, general and administrative expenses.

(b) The 28 weeks ended August 12, 2000 include a $2.5 million gain (before income taxes) realized upon completion of the repairs for the damages caused by Hurricane Georges in September 1998 and the related final accounting for such.

(c) The 12 and 28 weeks ended August 12, 2000 include a $4.3 million loss (before income taxes) for the estimated carrying costs of stores that were closed and the write down of related assets. The estimated carrying costs of these stores was $0.7 million (before income taxes) while the write down of related assets totaled $3.6 million (before income taxes).





                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

       SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the twenty-eight weeks ended August 11, 2001 was $2.5 million.
































ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Hurricane Georges

     Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been paid. As a result, during fiscal 2000, the Company recorded an insurance settlement gain of $15.1 million ($9.2 million, net of applicable income taxes). During fiscal 2001, the Company recorded an additional gain of $2.5 million ($1.5 million, net of applicable income taxes), realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for the same.

     The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. During the quarter (12 weeks) ended August 11, 2001, the Company was reimbursed approximately $0.9 million by its insurance carriers in connection with its $69.4 million proof of loss submitted on December 1, 2000 for business interruption losses as a result of Hurricane Georges. Subsequent to August 11, 2001 the Company was reimbursed an additional $0.1 million. These reimbursements combined with $5.9 million previously received results in a total received as of August 21, 2001 of $6.9 million, $5.0 million of which is an advance against the claim and the remainder constituting reimbursement for expenses associated with preparing the claim. The $5.0 million advance may not be included in income until such time as the claim is settled and the related gain is realized. During the Company's fiscal year that ended January 27, 2001 the carriers invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. No progress has been made as the appraisers for the Company and the carriers have been unable to agree on a value of the claim or what umpire should be appointed to arbitrate their differences. Further, the Company and the carriers have been unable to agree what court has jurisdiction over appointing the umpire. Consequently, the appointment of the umpire is being litigated in two jurisdictions. The litigation initiated in Puerto Rico by the carriers for the appointment of an umpire has been stayed by the Puerto Rico Supreme Court. The Company initiated litigation in Florida. On September 14, 2001, a magistrate judge of The Federal Court, Southern District of Florida, recommended an umpire to preside over the appraisal. At the time of this filing the recommendation is pending as no related final order has been entered by the Court. The Company is unable to predict when the appraisal process will conclude or what total amount eventually may be recovered.





Selected Operating Results:
                                      (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               28 WEEKS ENDED
                                      -------------------------    -------------------------
                                       August 11,   August 12,       August 11,   August 12,
                                          2001         2000             2001         2000
                                      ------------  -----------    -------------  ----------
Gross Profit                              33.3%         31.8%         33.0%          32.2%
Selling, General &
  Administrative Expenses                 25.9          27.6          26.9           26.1
Gain on settlement of insurance claim        -             -             -           (0.7)
Exit costs on store closings                             0.5             -            0.2
EBITDA, as defined (1)                     7.4           3.7           6.1            6.6
Loss on write down of impaired assets        -           2.5             -            1.1
Depreciation & Amortization                5.2           5.6           5.1            5.3
Operating Profit (Loss)                    2.2          (4.4)          1.0            0.2
Loss Before Income Taxes                  (2.1)         (8.9)         (3.2)          (4.1)
Net Loss                                  (1.2)         (5.7)         (1.8)          (2.6)

(1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the write down of impaired assets. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only.

Results of Operations

      As of August 11, 2001, the Company operated a total of 48 supermarkets and 41 video tape rental locations in Puerto Rico and the U.S. Virgin Islands. Between August 12, 2000 and August 11, 2001, the Company closed two of its supermarkets, and relocated one and closed two, of its video rental stores in each case in Puerto Rico. The history of store openings and closings from the end of the second quarter of the prior year on August 12, 2000 through the end of the second quarter of the current year on August 11, 2001, as well as the store composition, is set forth in the tables below:


Stores in Operation:
  At August 12, 2000.. .  . . . . . . . . . .      93
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .        0
     Video tape rental stores  . . . . . . .        1

  Store closed:
     Supermarkets  . . . . . . . . . . . . .        2
     Video tape rental - Puerto Rico . . . .        3
                                                -------
  At August 11, 2001 . . . . . . . . . . . . .     89
                                                =======
Remodels . . . . . . . . . . . . . . . . . . .      6
                                                =======







                                                   August 11, 2001      August 12, 2000
                                                   ---------------      ---------------
  Store Composition at Quarter-End:
  By division:
        Supermarkets . . . . . . . . . . . .                 48                   50
        Video tape rental stores . . . . . .                 41                   43
                                                        -------              -------
  Total                                                      89                   93
                                                        =======              =======
  By location:
       Puerto Rico . . . . . . . . . . . . .                 81                   85
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      89                   93
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                              Percentage decrease in sales for
                                              the period ended August 11, 2001
                                          ------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                     (10.8)%                (10.7)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                          (9.9)%                 (9.5)%
                                             =========               =========
  Video tape rental division                    (3.4)%                 (7.2)%
                                             =========               =========

      Total Comparable Store Sales              (9.5)%                 (9.3)%
                                             =========               =========

      Total sales for the 12 and 28 weeks ended August 11, 2001 were $127.6 million and $303.8 million, respectively, versus $143.1 million and $340.2 million in the related periods of the prior year, decreases of 10.8% and 10.7%, respectively. For the comparable 12 and 28 week periods, same store sales were $127.5 million and $303.3 million, respectively, this year versus $140.8 million and $334.4 million, respectively, for the prior year, declines of 9.5% and 9.3%, respectively. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 9.9% and 9.5% for the 12 and 28 weeks, respectively. The principal factors contributing to the decline in same store sales in the Retail Food Division are increased competition and a softening of the economy, in Puerto Rico and the U.S. Virgin Islands. Video Rental Division same store sales decreased 3.4% and 7.2% for the 12 and 28 weeks, respectively. The decrease in Video Rental Division same store sales was a result of a decline in the number of new releases and customer response to new releases for both rental and sell-through videos.


      Gross profit for the 12 and 28 weeks ended August 11, 2001 was $42.5 million and $100.4 million, respectively, versus $45.4 million and $109.5 million in the related periods of the prior year. Gross profit for the Retail Food Division declined by $2.7 million and $8.0 million for the 12 and 28 weeks ended August 11, 2001, respectively, to $34.5 million and $83.0 million. The net decline of gross profit in the Retail Food Division for the 28 weeks ended August 11, 2001 is a result of the decline in sales, offset by a 0.7% increase in gross margin (as a percentage of sales), from 28.7% to 29.4%. The gross profit for the Video Rental Division decreased by $0.2 million and $1.0 million for the 12 and 28 weeks ended August 11, 2001, respectively, to $8.0 million and $17.4 million. This decrease is due primarily to the decline in sales. The gross profit rate (as a percentage of sales) for the Video Rental Division, however, has increased by 1.3% and 1.6% for the 12 and 28 weeks ended August 11, 2001, respectively, to 82.6% and 80.3%. These increases are a result of an increase in the mix of video rental sales, which have a higher gross margin rate than product sales.

     Selling, general and administrative expenses were $33.1 million and $81.8 million respectively, for the 12 and 28 weeks ended August 11, 2001 as compared to $39.5 million and $88.7 million for the comparable periods of the prior year (the 12 and 28 weeks ended August 12, 2000). The net result is a decline of $6.4 million and $6.9 million respectively, for the 12 and 28 weeks ended August 11, 2001. The impact of the cost reductions implemented in late April 2001 is $3.5 million for the 12 weeks ended August 11, 2001. The remaining $2.9 million reduction for the same 12 week period is primarily due to the decrease in sales.

     The net loss for the 12 and 28 weeks ended August 11, 2001 was $1.5 million and $5.5 million, respectively, an improvement of $6.7 million and $3.5 million, respectively, from the net losses in the comparable periods of the prior year. Net loss for the 12 and 28 weeks ended August 12, 2000 was $8.2 million and $9.0 million, respectively. In addition to the after-tax impact of changes impacting EBITDA, the improvement in net loss for both the 12 and 28 week periods ended August 11, 2001 was a result of a charge, recorded in the prior year, of $2.2 million, net of applicable income taxes, pertaining to the write down of assets of stores closed during the prior year.

     EBITDA (defined as Earnings Before Interest Expense-Net, Income Taxes, Depreciation and Amortization and write down of impaired assets) for the 12 and 28 weeks ended August 11, 2001 was $9.5 million and $18.7 million, respectively, versus $5.3 million and $22.6 million, respectively, for the comparable periods of the prior year. The $4.2 million improvement in EBITDA for the 12 weeks ended August 11, 2001 versus the comparable period of the prior year, despite a decline in sales, is primarily a result of the cost reductions implemented in late April 2001, the improvement in the rate of gross margin and the $0.7 million charge recorded in the comparable period of the prior year for the carrying costs of two stores management had decided to close. The related stores were, in fact, closed prior to the end of the fiscal year ended January 27, 2001. The $3.9 million decline in EBITDA for the 28 weeks ended August 11, 2001 versus the comparable period of the prior fiscal year is attributed to the decline in sales offset by an improvement in the rate of gross margin and expense reduction programs implemented in late April 2001. In addition, EBITDA for the comparable period of the prior year included a $2.5 million gain on an insurance settlement and a $0.7 million charge for the carrying costs of stores management decided to close.



Liquidity and Capital Resources

      Company operations have historically provided a cash flow which, along with its credit facility, have provided adequate liquidity for the Company's operational needs. The Company has signed an agreement with its lender banks to reduce the total availability under its credit facility to $41.7 million for the quarter that will end November 3, 2001 and $43.9 million for the quarter that will end January 26, 2002 and to amend or adjust certain covenants. The changes were made principally to adapt the facility to the Company's needs and adapt the financial covenants to changes in the Company's performance.

     Net cash used in operating activities for the 28 weeks ended August 11, 2001 was $27.5 million versus $36.5 million net cash used in operating activities for the comparable period of the prior year. The primary reason for the difference between both periods is the change in net earnings of $3.5 million, offset by a reduction in cash for working capital.

      Net cash used in investing activities, primarily for purchase of property and equipment, was $3.2 million for the 28 weeks ended August 11, 2001 versus $11.8 million for the comparable period of the prior year. This reduction is a result of there only being two major store remodel projects in the first 28 weeks of this year as compared to five major store remodel projects during the comparable period of the prior year.

      Net cash used in financing activities was $0.4 million for both the 28 weeks ended August 11, 2001 and August 12, 2000 and was used entirely for payment on capital lease obligations.

      Working capital increased during the first two quarters by $5.8 million to $(1.1) million as of August 11, 2001 from $(6.9) million as of January 27, 2001, producing a current ratio of 0.99:1 versus the 0.94:1 current ratio as of the beginning of this fiscal year.

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

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the year ended January 27, 2001 - Debt in the financial statements, the Company's long-term debt consists of:
 (i) senior notes of $177 million at a fixed rate of 9 1/2% due in 2003 and
 (ii) borrowings under the Company's revolving credit facility of $30 million upon which the weighted average interest rate was 8.9% and 9.8% at August 11, 2001 and January 27, 2001, respectively.


Forward Looking Statements

     Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) management's belief that cash flows generated by the Company's normal business operations together with borrowings available under its credit facility will be adequate for its liquidity and capital resource needs and
 (2) insurance recovery expectations. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 2001 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, buying patterns of consumers, and the outcome of the claims process with insurers.


                           PART II.     OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

10.1 Fourth Amendment, dated as of August 10, 2001, to the Amended and Restated Credit Agreement, dated as of April 29, 1997, among Pueblo Xtra International, Inc., Pueblo International, Inc, Xtra Super Food Centers, Inc., the Syndication Agent, the Administrative Agent, and the Banks party there to from time to time.

         (b)      Reports on Form 8-K

               None.


                                  SIGNATURE

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUEBLO XTRA INTERNATIONAL, INC.

Dated:  September 24, 2001       /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer



























                             FOURTH AMENDMENT

       FOURTH AMENDMENT dated as of August 10, 2001 (the "Amendment") to the Amended and Restated Credit Agreement dated as of April 29, 1997 (as amended to date, the "Credit Agreement") among PUEBLO XTRA INTERNATIONAL, INC., a Delaware corporation ("PXI"), PUEBLO INTERNATIONAL, INC., a Delaware corporation (the "Borrower"), XTRA SUPER FOOD CENTERS, INC., a Delaware corporation ("XTRA"), the Syndication Agent, the Administrative Agent, and the Banks party thereto from time to time. All capitalized terms used in this Amendment and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.


                               WITNESSETH:


       WHEREAS, subject to the terms and conditions of this Amendment, the parties hereto wish to amend the Credit Agreement;

       NOW, THEREFORE, it is agreed:

       1. Section 3 of the Credit Agreement is hereby amended by inserting the following new Section 3.04 at the end of said Section:

       "3.04  Limitation on Availability.    (a)(i)  At any time during the
period from and including the first day of any fiscal quarter set forth below to and including the last day of such fiscal quarter, the sum of (x) the aggregate principal amount of Loans outstanding and (y) the aggregate amount of L/C Oustandings, shall not exceed the amount (as further reduced pursuant to clause (ii) below) set forth opposite such fiscal quarter below:

       Fiscal Quarter Ending                   Amount

       November 3, 2001                    $41,700,000.00
       January 26, 2002                    $43,900,000.00

       (ii) The aggregate available amounts set forth in clause (i) above shall be reduced by the amount of any reductions in the Total Unutilized Revolving Commitment or Total Revolving Commitment pursuant to Section
    3.02 or Section 3.03.

       (b) During the period set forth in Section 3.04(a), the Borrower shall be required to make mandatory prepayments in the manner set forth in
Section 4.02(A)(a) as if the Adjusted Total Revolving Commitment in effect were equal to the aggregate available amounts under Section 3.04(a).

       (c) On or before the date which occurs 30 days prior to January 26, 2002, the Borrower will consult with the Agents to determine the aggregate available amounts to be set forth in Section 3.04(a) for the next fiscal year."

       2. Section 8.11 of the Credit Agreement is hereby amended by deleting the ratio "1.25:1.00" set forth opposite the heading "Fiscal Quarter Ending August 11, 2001" and inserting the ratio "1.55:1.00" in lieu thereof.

       3.     In order to induce the Required Banks to enter into this

Amendment, PXI and the Borrower hereby represent and warrant that:

       (a) no Default or Event of Default exists as of the Fourth Amendment Effective Date (as defined below), both before and after giving effect to this Amendment; and

       (b) all of the representations and warranties contained in the Credit Agreement or the other Credit Documents are true and correct in all material respects on and as of the Fourth Amendment Effective Date both before and after giving effect to this Amendment (it being understood that any representation or warranty made as of a specific date shall be true and correct in all material respects as of such specific date).

       4. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

       5. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

       6. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

       7. This Amendment shall become effective as of August 10, 2001 on the date (the "Fourth Amendment Effective Date") when (i) the Administrative Agent has received the amendment fee in relation to this Amendment as provided in the separate fee letter and (ii) each of PXI, the Borrower, Xtra, the Subsidiary Guarantors and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Administrative Agent at its Notice Office.

       8. From and after the Fourth Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby.












       IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Amendment as of the date first above written.

                                           PUEBLO XTRA INTERNATIONAL, INC.

                                           By:  /s/ Daniel J. O'Leary
                                              -------------------------------
                                           Title: Executive Vice President
                                                  & Chief Financial Officer

                                           PUEBLO INTERNATIONAL, INC.

                                           By:  /s/ Daniel J. O'Leary
                                              -------------------------------
                                           Title: Executive Vice President
                                                  & Chief Financial Officer

                                           XTRA SUPER FOOD CENTERS, INC.

                                           By:  /s/ Daniel J. O'Leary
                                              -------------------------------
                                           Title: Executive Vice President
                                                  & Chief Financial Officer

































                                           THE BANK OF NOVA SCOTIA

                                           By:  /s/ W. J. Brown
                                              -------------------------------
                                           Title: Vice President




















































                                           BANK OF AMERICA. N.A.

                                           By:  /s/ Reinhard Freimuth
                                              -------------------------------
                                           Title: Principal




















































ACKNOWLEDGED:

PUEBLO MARKETS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------------
Title: Executive Vice President
       & Chief Financial Officer

PUEBLO SUPER VIDEOS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------------
Title: Executive Vice President
       & Chief Financial Officer

ALL TRUCK. INC.

By:  /s/ Daniel J. O'Leary
   -------------------------------
Title: Executive Vice President
       & Chief Financial Officer

XTRA DRUGSTORE, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------------
Title: Executive Vice President
       & Chief Financial Officer

PUEBLO CARIBBEAN VIDEOS, INC.

By:  /s/ Daniel J. O'Leary
   -------------------------------
Title: Executive Vice President
       & Chief Financial Officer

13

                                                                         1
                                                                         14
                                                                         16
18

22