Form 10-K
period 2001-11-03
PUEBLO XTRA INTERNATIONAL INC
filed 2002-02-01
CIK 906307

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

      [ ] Annual report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the fiscal year ended _____________________

    [X] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from January 28, 2001 to November 3, 2001

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of February 1, 2002 -- 200.










                                  PART I

ITEM 1.     BUSINESS

General

      Pueblo Xtra International, Inc. (the Company) is a Delaware holding company that owns all of the common stock of Pueblo International, LLC and Pueblo Entertainment, Inc., both Delaware companies. Throughout this report Pueblo International, LLC, together with its subsidiaries, is referred to as Pueblo and Pueblo Entertainment, Inc. is referred to as Pueblo Entertainment. Pueblo Entertainment was created on January 28, 2001 to own and operate the video rental store assets in Puerto Rico. Prior to that date those assets were owned and operated by Pueblo International, Inc.. Pueblo International, Inc. was converted to a Delaware limited liability corporation on November 4, 2001 and its name was changed to Pueblo International, LLC. Pueblo owns all of the common stock of Xtra Super Food Center, Inc. ("Xtra"), the subsidiary that operates the supermarkets and video rental stores in the U.S. Virgin Islands. Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is one of the leading supermarket chains in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, the Company, through its ownership of Pueblo and Pueblo Entertainment, is the leading operator of video rental outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster, Inc. ("BI"). The Company currently operates 42 supermarkets in Puerto Rico and 6 supermarkets in the U.S. Virgin Islands. The Company also currently operates 39 video rental stores in Puerto Rico and 2 video rental stores in the U.S. Virgin Islands.

      On November 2, 2001 the Company and its subsidiaries changed their fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the transition period being reported in this Annual Report on Form 10-K is the forty weeks ended November 3, 2001.

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

Business of the Company

Supermarket Industry Overview

      The top four chains in the retail grocery industry in Puerto Rico account for approximately 66% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 2001 were approximately $2.6 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

Puerto Rico

      The Company operates its supermarkets under the names Pueblo and PuebloXtra with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company has a grocery retailing market share of approximately 21%. In addition, the Company estimates that it has a 30% market share in the greater San Juan metropolitan area, the most densely populated region of Puerto Rico, with more than one-third of the island's 3.9 million residents. During the 40 weeks ending November 3, 2001, the Company's stores in Puerto Rico averaged approximately 41,100 gross square feet and generated an average of approximately $319 of sales per selling square foot. Since the Acquisition, the Company has constructed six new supermarkets and remodeled 32 existing supermarkets in Puerto Rico.

U.S. Virgin Islands

      During the 40 weeks ending November 3, 2001, the six supermarkets in the U.S. Virgin Islands averaged 34,367 gross square feet and generated an average of approximately $305 of sales per selling square foot. The Company has an estimated U.S. Virgin Islands grocery retailing market share of approximately 36%. Since the Acquisition, the Company has added one new supermarket and remodeled five existing supermarkets in the U.S. Virgin Islands.

Video Operations

      The Company has operated franchised video rental locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and currently operates 41 video rental locations in Puerto Rico and the U.S. Virgin Islands. In Puerto Rico, the Company operates 15 in-store video rental outlets and 24 free-standing video rental stores, most of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates two video rental stores. The Company's free-standing video rental stores average approximately 5,500 gross square feet, while the Company's in-store video rental outlets average approximately 4,050 gross square feet. During fiscal 1998, the Company converted all of the remaining video outlets which it operated in its supermarkets under the name Pueblo Video Clubs into its Video Rental Division. In order to increase customer traffic in its supermarkets, the Company's typical in-store video rental outlet has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

      The Company's Video Rental Operations are currently the largest major video chain operating in Puerto Rico and the U.S. Virgin Islands. In the last several years Video Avenue has opened 15 stores in Puerto Rico in competition with the Company. Each of the Company's free-standing video rental locations carries an average of approximately 11,000 tapes dedicated to video rental whereas its in-store video rental locations average approximately 8,900. Each location also offers for sale a selection of recorded and blank video tapes, music compact discs, video game cartridges, self-activated cellular phones, prepaid phone cards, accessories, and snack food products. For promotions of its Video Rental Division operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. The Company's franchisor also provides product and support services to the Company. These include, among other things, marketing programs and computer software.

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

Store Composition

      Since the Acquisition, the Company has made capital expenditures of approximately $117.5 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of six new supermarkets, the acquisition of one new supermarket and the remodeling of 37 existing supermarkets. In the same period, the Company has made capital expenditures totaling approximately $10.9 million in its Video Rental Division operations. The history of store openings, closings and remodelings, beginning with fiscal 1998, is set forth in the table below:

                                  40 Weeks
                                   Ended
                                 November 3,            Fiscal Year
                                 -----------  ------------------------------
                                    2001      2001     2000     1999    1998
                                    ----      ----     ----     ----    ----
Stores in Operation:
  At beginning of year . . . . . . .   91       93       94       94       77
  Stores opened:
     Supermarkets  . . . . . . . . .   -        -        -        1        -
     video rental stores . . . . . .   -        1        -        1       17**

  Stores closed:
     Puerto Rico - Supermarket . . .   -        2        -        1*       -
     Puerto Rico - video rental  . .   2        1        1        1*       -
                                     ----     ----     ----     ----    ----
  At end of year . . . . . . . . .    89       91       93       94       94
                                     ====     ====     ====     ====    ====
 Remodels and/or conversions  . . .    2        8        9        2       16
                                     ====     ====     ====     ====    ====
  Store Composition at Year-End:
     By division:
        Supermarkets . . . . . . . .  48       48       50       50       50
        video rental stores  . . . .  41       43       43       44       44
                                     ----     ----     ----     ----    ----
  Total                               89       91       93       94       94
                                     ====     ====     ====     ====    ====
     By location:
       Puerto Rico . . . . . . . .    81       83       85       86       86
       U.S. Virgin Islands . . . .     8        8        8        8        8
                                     ----     ----     ----     ----    ----
  Total                               89       91       93       94       94
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

     The Company owns a full-line distribution center in greater San Juan with approximately 300,000 square feet. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan distribution center has capacity to store approximately 1.5 million cases of assorted products and serves as the Company's central distribution center for the island. The distribution center is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. During the fiscal year ended November 3, 2001, this facility provided approximately 57% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

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



















      The following table sets forth the mix of products sold (as measured in sales dollars) in the Company's supermarkets for the fiscal years indicated:

                                    40 Weeks           Fiscal Year Ended
                                      Ended        ---------------------------
                                    November 3,    January 27,     January 29,
Product Category                       2001           2001            2000
                                   -----------     -----------     -----------
Grocery   . . . . . . . . . . .  .      43.8%           45.2%           45.7%
Health/Beauty Care/General Merchandise   8.2             8.2             7.7
Dairy   . . . . . . . . . . . . . .     18.6            17.8            18.0
Meat/Seafood  . . . . . . . . . . .     15.7            15.1            14.4
Produce . . . . . . . . . . . . . .      9.1             9.1             9.7
Deli/Bakery . . . . . . . . . . . .      4.6             4.6             4.5
                                       ------          ------          ------
     Total  . . . . . . . . . . . .    100.0%           100.0%         100.0%
                                       ======          ======          ======


Pricing

      As one of the largest grocery store chain operators in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies to offer competitive pricing at its supermarkets. The Company utilizes weekly circulars to emphasize special offers.

Private Label

      During fiscal 1998 the Company began selling Pueblo brand private label grocery, dairy, and frozen food items in its supermarkets. As of November 3, 2001, the Company continues to have approximately 320 SKUs of manufactured Pueblo brand items offered in its supermarkets. Product selection seeks to achieve quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

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

      The Company's private label program consists of the products discussed in the two preceding paragraphs as well as Pueblo private label products sold in its bakery and deli departments and a variety of brand labels sold exclusively at its supermarkets. Private label sales are approximately 14.3% of total supermarket sales.

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

      In March of 2001, the Company introduced the new "PuebloCard" to its customers in Puerto Rico and the U. S. Virgin Islands. The PuebloCard will serve many functions, including enhancing customer loyalty, through providing discounts available only to customers using the card, check cashing services, and target marketing.

      All advertising is created and designed through the Company's wholly-owned advertising agency, CaribAd, Inc. (dba "Adteam"). Adteam, based in Puerto Rico, develops promotional programs for all of the Company's markets, thereby providing advertising cost advantages over the Company's competitors.

Competition

      The grocery retailing business is highly competitive. Competition is based primarily on price, quality of goods and service, convenience and product mix. The number and type of competitors, and the degree of competition experienced by individual stores, vary by location.

      The Company competes with local food chains, such as Supermercados Amigo, Supermercados Grande, Supermercados Econo, Mr. Special Supermarkets, Plaza Gigante Supermarkets, and Supermercados Selecto in Puerto Rico, and Plaza Extra and Cost-U-Less in the U. S. Virgin Islands, as well as numerous independent operations throughout Puerto Rico and the U.S. Virgin Islands. In addition, several warehouse clubs and mass merchandisers, such as Sam's Club, Wal-Mart, Kmart (including its Big K format), Costco and Walgreens, have opened new locations in Puerto Rico and the U.S. Virgin Islands.

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

Employees

      As of November 3, 2001, the Company had approximately 4,800 employees (full- and part-time) of whom approximately 3,800 were employed at the supermarket level, 500 at the administrative and financial services offices and distribution center and 500 by the Video Rental Division. Approximately 66% of the Company's supermarket employees are employed on a part-time basis. Approximately 3,300 store employees are represented by a nonaffiliated collective bargaining organization under a three year contract expiring in 2002. The Company considers its relations with its employees to be good.

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

ITEM 2.     PROPERTIES

      The following table sets forth information as of November 3, 2001 with respect to the owned and leased stores and support facilities used by Pueblo in its business:

                               Owned (1)         Leased (2)             Total
                             -----------------   -----------------    ----------------
                             No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft
                             --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . .    6    273,000       42    1,660,000      48    1,933,000
Video rental stores  . . .    3     17,000       38      187,000      41      204,000
Distribution center & offices 1    300,000        1       13,000       2      313,000

----------
(1) For four of the owned stores the Company owns the building and leases the land. Three of these are in Puerto Rico and one is in the U.S. Virgin Islands.

(2) Total supermarkets and leased gross square footage includes 42,080 square feet for the Cayey store closed 12/30/00 whose lease has not been assigned.

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

ITEM 3.     LEGAL PROCEEDINGS

       At November 3, 2001, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. Management believes there were no material contingencies as of November 3, 2001. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the 40 weeks ended November 3, 2001.


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

Dividends

      No cash dividends have been declared on the common stock since the Company's inception. Certain restrictive covenants in the New Bank Credit Agreement impose limitations on the declaration or payment of dividends by the Company. Additionally, dividend payments by Pueblo and Pueblo Entertainment to the Company are restricted under the terms of the New Bank Credit Agreement. The New Bank Credit Agreement, however, provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Company's 9 1/2 % Senior Notes due 2003 (the "Notes") and the Company's 9 1/2 % Series C Notes due 2003 (the "Series C Senior Notes") then due and payable in accordance with the terms thereof (see Note (4)-- Debt in the notes to Consolidated Financial Statements).


ITEM 6.     SELECTED FINANCIAL DATA
            (Dollars in thousands, except average sales per selling square foot amounts)

                                    40 Weeks Ended
                               ------------------------                   Fiscal Year Ended
                                           (unaudited)   --------------------------------------------------
                               November 3,  November 4,  January 27,  January 29,  January 30,  January 31,
                                  2001         2000          2001         2000         1999         1998
                               -----------  -----------  -----------  -----------  -----------  -----------
Operating Statement Data
Net sales                      $433,342     $478,799     $622,050     $674,145     $784,774     $938,506
Cost of goods sold              290,997      326,066      423,755      456,143      528,395      667,043
                               ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit                 142,345      152,733      198,295      218,002      256,379      271,463
Selling, general and admin-
    istrative expenses          116,541      127,101      165,667      163,785      172,964      204,185
Gain on insurance settlement(1)       -       (2,464)      (2,464)     (15,066)           -            -
Store Closings:
   Exit costs (2)                     -          685           685           -            -            -
   Write down of impaired
      assets (2)                      -        3,578         3,534           -            -            -
Depreciation and amortization    22,671       25,945        34,142      31,632       36,529       40,175
                               ---------    ---------    ---------    ---------    ---------    ---------
   Operating profit (loss)        3,133       (2,112)       (3,269)     37,651       46,886       27,103
Sundry, net                                        -             -           -            -          (36)
Interest expense-debt and
   capital lease obligations    (18,376)     (23,272)      (28,830)    (30,371)     (29,556)     (30,527)
Interest and investment
   income, net                      415        2,256         2,500       2,750        1,379          910
Loss on sale of real
   property (3)                                    -             -       (1,291)           -           -
Income tax benefit (expense)      6,612        8,497        11,691       (4,015)      (9,832)       (583)
                               ---------    ---------    ---------    ---------    ---------    ---------
(Loss) Income before
   extraordinary item            (8,216)     (14,631)      (17,908)       4,724        8,877      (3,133)
Extraordinary item, net of
   taxes (4)                          -       20,603        20,603            -            -      (2,444)
                               ---------    ---------    -----------  -----------   -----------   ---------
Net (loss) income              $ (8,216)    $  5,972     $   2,695    $   4,724     $  8,877     $(5,577)
                               =========    =========    =========    =========    =========    =========

          See notes to Selected Financial Data at the end of Item 6.













                                                          As of
                              -------------------------------------------------------------------
                              November 3,   January 27,   January 29,   January 30,   January 31,
                                 2001          2001          2000          1999          1998
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (5)  $ 2,169        $34,833       $95,711       $55,500       $28,770
Working capital (deficit)          252         (6,899)       22,214         1,578       (23,535)
Property and equipment, net    111,227        118,598       122,263       129,860       135,844
Total assets                   394,159        434,790       521,564       507,002       502,176
Total debt and capital
   lease obligations           218,277        218,047       283,705       276,032       275,576
Stockholder's equity            35,385         43,601        40,906        36,182        27,305





                                   40 Weeks Ended
                              ------------------------                   Fiscal Year Ended
                                          (unaudited)   --------------------------------------------------
                              November 3,  November 4,  January 27,  January 29,  January 30,  January 31,
                                 2001         2000          2001         2000         1999         1998
                              -----------  -----------  -----------  -----------  -----------  -----------
Certain Financial Ratios
   and Other Data
EBITDA (as defined) (6)        $25,804      $27,411      $34,407     $69,283       $83,415       $67,278
Cash flow (used in) provided
   by investing activities (3)  (5,240)     (15,970)     (17,249)      1,077        (8,209)          187
Cash flow used in
   financing activities           (503)     (31,415)     (31,685)       (576)         (591)      (20,343)
Cash flow (used in) provided
   by operating activities     (26,921)     (41,663)     (11,944)     39,710        35,530        36,778
Capital expenditures            (5,271)     (16,154)      17,452      21,650 *      15,271        10,938
EBITDA (as defined) margin (6)     6.0%         5.7%         5.5%       10.3%         10.6%          7.2%
Debt to EBITDA  (as defined)     6.65:1**     4.94:1**     6.34:1      4.09:1        3.30:1        4.10:1

* Excludes replacements of approximately $13.1 million as a result of damages from Hurricane Georges.

** For comparison purposes, these ratios were computed using the EBITDA for the trailing 52 week period.

          See notes to Selected Financial Data at the end of Item 6.
























                                             40 Weeks Ended
                                        ------------------------
                                                     (unaudited)                Fiscal Year
                                        November 3,  November 4,  ----------------------------------------
                                           2001         2000        2001      2000       1999       1998
                                        -----------  -----------  --------  --------   --------   --------
RETAIL FOOD DIVISION DATA
Puerto Rico
 Number of stores (at fiscal year-end)           42         44         42         44         44         44
 Average sales per store (7)               $  8,698   $  9,144   $ 11,943   $ 12,901   $ 14,804   $ 18,221
 Average selling square footage              28,895     28,632     28,149     28,243     27,179     26,455
 Average sales per selling square foot (7) $    319   $    346   $    452   $    491   $    590   $    701
 Total sales                               $365,311   $402,357   $522,059   $567,658   $650,816   $801,732
 Same store sales % change                   (7.6)%     (8.3)%     (7.6)%    (13.1)%    (17.8)%    (10.2)%

U.S. Virgin Islands
 Number of stores (at fiscal year-end)            6          6          6          6          6          6
 Average sales per store (7)               $  5,916   $  6,194   $  8,085   $  8,364   $ 11,326   $ 14,777
 Average selling square footage              19,421     19,421     19,421     19,421     19,421     19,421
 Average sales per selling square foot (7) $    305   $    317   $    414   $    427   $    580   $    754
 Total sales                               $ 35,497   $ 37,163   $ 48,509   $ 50,185   $ 67,958   $ 88,659
 Same store sales % change                   (4.5)%     (3.0)%     (3.3)%    (26.2)%    (21.7)%     (3.9)%

VIDEO RENTAL DIVISION DATA
Video Rental Stores
 Number of stores (at fiscal year-end)           41         43         43         43         44         44
 Average sales per store (7)               $    702   $    746   $  1,000   $  1,146    $ 1,381    $ 1,371
 Average weekly sales                      $    740   $    802   $    837   $    962    $ 1,184    $   683
 Total sales                               $ 29,421   $ 32,084   $ 42,954   $ 49,920    $60,972    $48,115
 Same store sales % change                   (7.8)%    (13.8)%    (13.5)%    (18.6)%      10.8%     (4.5)%

          See notes to Selected Financial Data at the end of Item 6.


NOTES TO SELECTED FINANCIAL DATA

(1) The Company realized a gain from an insurance settlement relating to Hurricane Georges on the excess of replacement costs over book value of assets replaced that were damaged by the storm.
(2) The company recorded a charge of $0.7 million for the estimated carrying costs of stores that were closed and $3.5 million for the write down of related assets.
(3) The Company received $35.5 million in cash and incurred a loss in a sale/leaseback of real estate.
(4) The 40 weeks ended November 4, 2000 and the fiscal year ended January 27, 2001 amount relates to a gain on early extinguishment of debt, net of income taxes of $13,264. The fiscal year 1998 amount relates to a loss on the early extinguishment of debt, net of income taxes of $1,567.
(5) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(6) EBITDA (as defined) represents Earnings Before Interest, Taxes, Depreciation, Amortization, the loss on sale/leaseback transaction, sundry, and the write down of impaired assets. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
(7) For all periods presented, average sales are weighted for the period of time stores are open during the year.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

General

     The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new video rental locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 50 and the number of the Company's video rental locations (including conversions) grew from 20 to 43, in each case measured from the Acquisition through the end of fiscal 2000. During the fiscal year ended January 27, 2001, the Company closed 2 under-performing supermarkets in Puerto Rico, reducing the number of supermarkets to 48. Also in such year, the Company relocated a video rental store that was in one of the closed supermarkets to a new free standing location. On November 2, 2001 the Company changed its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the fiscal period being reported in this Annual Report on Form 10-K is the 40 weeks ended November 3, 2001. During the 40 weeks ended November 3, 2001, the Company closed 2 under-performing video rental stores, reducing the number to 41. From the Acquisition through November 3, 2001, the Company made capital expenditures totaling $137.6 million, of which $128.5 million related to Puerto Rico and the U.S. Virgin Islands.

      Throughout this time period, the Company's markets have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, mass merchandisers, department stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which began entering the Puerto Rico and U.S. Virgin Islands markets in 1990 offering various grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other grocery store operators to increase prices and has intensified the competitive environment by causing such retailers to emphasize promotional activities and discount pricing to maintain or gain market share.

      The Company's focus from the date of Acquisition through the end of fiscal 1997 on new supermarket development rather than supermarket operations, as well as the effects of increased competition, resulted in declines in both net sales and same store sales and in consolidated operating results.

      In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it has a stronger competitive position and greater profit opportunities. In fiscal 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the closing of two under-performing supermarkets in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six Pueblo Video Clubs into in-store Video Rental Division outlets. Throughout fiscal 1997 and fiscal 1998, the Company completed its conversion of Pueblo Video Clubs into Video Rental Division outlets. During fiscal 1998 a new management team was put in place which embarked on converting the Puerto Rico and U. S. Virgin Islands supermarkets to "combo" stores which offer expanded grocery items, a wide selection of health and beauty care products and general merchandise. In addition, services such as banks and private postal services were added to many of the stores. Management also embarked on a program to remodel the supermarkets and open new stores where appropriate. A total of twenty-three supermarkets were remodeled from fiscal 1997 through November 3, 2001. Although the remodeling program was delayed in the latter part of fiscal 1999, and the early part of fiscal 2000, due to the business interruption as a result of Hurricane Georges, the Company continued the program in fiscal 2000 and fiscal 2001 with the completion of seventeen of the twenty-three remodels, nine of which were completed in fiscal 2000 and eight in fiscal 2001. The Company's store remodel program continued during the 40 weeks ended November 3, 2001, with two additional remodels. In fiscal 1999 one new supermarket and one new video rental store were opened in Puerto Rico. Currently, the company has an additional supermarket and video rental location under construction.

      The Company has no operations of its own, and its only assets are its equity interests in Pueblo and Pueblo Entertainment and intercompany notes issued to the Company by its subsidiaries in connection with its investment of the net proceeds of the 9 1/2% senior notes (the "Notes") and the 9 1/2% Series C Senior Notes Due 2003 (the "Series C Senior Notes"). The Company has no source of cash to meet its obligations, including its obligations under the Notes and the Series C Senior Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the New Bank Credit Agreement, and dividends from its subsidiaries. The New Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no default or event of default (as defined in the New Bank Credit Agreement) exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes and the Series C Senior Notes then due and payable in accordance with the terms thereof.

Hurricane Georges

      Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been paid. As a result, during fiscal 2000, the Company recorded an insurance settlement gain of $15.1 million ($9.2 million, net of applicable income taxes). During the fiscal year ended January 27, 2001, the Company recorded an additional gain of $2.5 million ($1.5 million, net of applicable income taxes), realized upon completion of the repairs for the damages caused by the hurricane and the related final accounting for the same.

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands (the "claim") as a result of Hurricane Georges. The claim is based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which is, in management's opinion, the end of the applicable indemnity period. The Company has received $6.9 million from its insurance carriers related to this portion of the claim. The $6.9 million is comprised of a $5.0 million advance and reimbursement of $1.9 million of the Company's claim preparation fees. The $5.0 million advance will not be included in earnings until such time as the claim is settled and the related gain is realized. During the Company's fiscal year that ended January 27, 2001 the carriers invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. The Company and the carriers have been unable to agree which court has jurisdiction over appointing the umpire. Consequently, the appointment of the umpire is being litigated in two jurisdictions. On October 30, 2001 the Federal Court for the Southern District of Florida appointed an umpire as a result of litigation initiated by the Company. The umpire and the appraisers for the Company and the insurance carriers have taken initial steps to organize the appraisal process. The insurance carriers have asked that the appraisal process in Florida be stayed while they appeal the appointment of the umpire to the U.S. Court of Appeals for the Eleventh District. At the date of this report the appraisal process in Florida has not been stayed and no decision has been rendered by the U.S. Court of Appeals. The litigation initiated in Puerto Rico by the carriers for the appointment of an umpire is stayed pending the decision on the appeal filed by the insurance carriers with the U.S. Court of Appeals for the Eleventh District. The Company is unable to predict when the appraisal process will conclude or what total amount eventually may be recovered.


Results of Operations

40 Weeks Ended November 3, 2001 vs. 40 Weeks Ended November 4, 2000

      As of November 3, 2001, the Company operated a total of 48 supermarkets and 41 video rental locations in Puerto Rico and the U. S. Virgin Islands. During the fiscal year ended November 3, 2001, the Company closed two of its video rental stores in Puerto Rico. Additionally, the Company continued its reengineering including the remodeling process scheduled for all of its stores.

      Total sales for the 40 weeks ended November 3, 2001 were $433.3 million versus and $478.8 million in the comparable periods of the prior year, a decrease of 9.5%. For the comparable 40 week periods, same store sales were $432.7 million this year versus $470.9 million for the prior year, a decline of 8.1%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 8.1% for the 40 weeks ended November 3, 2001 as compared to the same period of the prior year.
 The principal factors contributing to the decline in same store sales in the Retail Food Division are increased competition and weakness in the economy in both Puerto Rico and the U.S. Virgin Islands. Video Rental Division same store sales decreased 7.8% for the 40 weeks, respectively, as compared to the same periods in the prior year.

      Gross profit for the 40 weeks ended November 3, 2001 was $142.3 million versus $152.7 million for the comparable period of the prior year, a decline of $10.4 million. Gross profit for the Retail Food Division was $119.0 million for the 40 weeks ended November 3, 2001 compared to $127.8 million for the comparable period of the prior year, a $8.8 million decline. The $8.8 million decline in gross profit for the Retail Food Division was a result of the decline in sales and was offset by a 0.9% increase in the rate of gross profit, from 28.6% in the 40 weeks ended November 4, 2000 to 29.5% in the 40 weeks ended November 3, 2001. The primary reason for the improvement in the rate of gross profit was the impact of the Company's loyalty program, which began in March of 2001. In addition to providing loyal customers with enhanced values the program provides the Company the ability to improve control of its promotional programs. The program is based on the PuebloCard which identifies the card holder as a member of the program and the special pricing the card holder is entitled to on the specific item(s) being checked out. Currently, Pueblo is the only supermarket retailer offering such a program in Puerto Rico and the U. S. Virgin Islands. The gross profit for the Video Rental Division for the 40 weeks ended November 3, 2001 was $23.4 million versus $25.0 million for the comparable period of the prior year, a decline of $1.6 million. The gross profit rate for the Video Rental Division increased by 1.7%, to 79.5% in the 40 weeks ended November 3, 2001. The increase in the gross profit rate was a result of an increase in video rental sales, which have a higher gross margin rate than product sales, as a percentage of total Video Rental Division sales.

   Selling, general and administrative expenses were $116.5 million for the 40 weeks ended November 3, 2001 compared to $127.1 million for the comparable period of the prior year. The decrease of $10.6 million in the 40 weeks ended November 3, 2001 from the comparable period of the prior year was a result of the decline in sales and cost reductions implemented in April of 2001.

      Depreciation and Amortization was $22.7 million for the 40 weeks ended November 3, 2001 compared to $25.9 million for the comparable period of the prior year, a decrease of $3.2 million. This decrease was primarily a result of the write off, during the 40 weeks ended November 4, 2000, of property, plant and equipment that had been replaced during fiscal years 2001 and 2000 when the majority of the Company's remodels were completed.

      Interest expense, net of interest income, decreased by $3.1 million between the 40 weeks ended November 3, 2001 and the comparable period of the prior year primarily as a result of the Company's purchase of $87.7 million principal amount of its Notes and Series C Senior Notes which occurred on October 2, 2000. This reduction was partially offset by interest on $30.0 million in borrowings under the Company's revolving credit facility.

      Income tax benefit for the 40 weeks year ended November 3, 2001 was $6.6 million compared to a benefit of $8.5 million in the comparable period of the prior year, a decrease of $1.9 million. The income tax benefit for the 40 weeks ended November 4, 2000 did not include the impact of a $13.3 million income tax provision related to the Company's extraordinary gain on the purchase of $87.7 million principal amount of its Notes and Series C Senior Notes. The effective rates for the 40 weeks ended November 3, 2001 and the comparable period of the prior year were 44.6% and 36.8%, respectively. Variances in the effective tax rate were a result of variances in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

     Net loss for the 40 weeks ended November 3, 2001 was $8.2 million, a decrease of $14.2 million from the net income in the comparable period of the prior year. Net income for the 40 weeks ended November 4, 2000 was $6.0 million. The 40 weeks ended November 4, 2000 include a $20.6 million extraordinary gain, net of applicable income taxes, from early extinguishment of the Company's debt. The 40 weeks ended November 4, 2000 also include a charge of $2.7 million, net of applicable income taxes, pertaining to the write-down of assets of stores closed and a $1.5 million gain, net of applicable income taxes, related to the final accounting for the property damaged by Hurricane Georges in September of 1998.


Fiscal 2001 vs. Fiscal 2000

      As of January 27, 2001, the Company operated a total of 48 supermarkets and 43 video rental locations in Puerto Rico and the U. S. Virgin Islands. During fiscal 2001, the Company closed two of its supermarkets and relocated one of its video rental stores in Puerto Rico. Additionally, the Company continued the reengineering of its business including the remodeling process scheduled for all of its stores.

      Total sales for the fiscal year ended January 27, 2001 were $622.1 million versus $674.1 million in the year ended January 29, 2000, a decline of 7.7%. Same store sales were $614.0 million in fiscal 2001 versus $662.6 million for the prior year, a decline of 7.3%. Same store sales in the Retail Food Division declined 6.8% from the prior year. The principal factor contributing to the fiscal 2001 decline in same stores sales in the Retail Food Division is increased competition. In addition the disruption caused by Hurricane Georges, the related effect on the Division's customer base, and remodeling stores negatively impacted sales. Video Rental Division same store sales decreased 13.5% in fiscal 2001 from the prior year. The decrease in Video Rental Division same store sales was a result of increased competition, the disruption caused by Hurricane Georges and a decline in customer response to new releases for both rental and sell-through videos. Increased competition came from new competing video outlets and more significantly from increased competition from mass merchandising, in Puerto Rico, of self-activated cellular phones and prepaid phone cards.

      Gross profit for the fiscal year ended January 27, 2001 was $198.3 million versus $218.0 million for the prior year, a decline of $19.7 million. Gross profit for the Retail Food Division was $165.2 million for fiscal 2001 compared to $181.0 million for fiscal 2000, a $15.8 million decline. The decline in sales accounted for $13.1 million of the total decline in the Retail Food Division. Additionally, the rate of gross profit for the Retail Food Division declined by 0.5% from 29.0% in fiscal 2000 to 28.5% in fiscal 2001, which resulted in a $2.7 million decline in gross profit. One of the primary reasons for the decline in the rate of gross profit was retail pricing adjustments made as part of the fiscal 2001 marketing plan. The gross profit for the Video Rental Division for the year ended January 27, 2001 was $33.0 million versus $37.0 million in the prior year, a decline of $4.0 million. The gross profit rate for the Video Rental Division increased by 2.8%, to 76.9% in fiscal 2001. The increase in the gross profit rate was a result of an increase in video rental sales, which have a higher gross margin rate than product sales, as a percentage of total Video Rental Division sales.

      Selling, general and administrative expenses were $165.7 million for the year ended January 27, 2001 compared to $163.8 million for the prior year. The increase of $1.9 million in fiscal 2001 from the prior year was primarily a result of an increase in utility expenses due to rate increases in Puerto Rico and the U.S. Virgin Islands, only partially offset by operational efficiencies during fiscal 2001. Additionally, the sale/leaseback transaction that occurred in the first quarter of fiscal 2000 resulted in an increase in rental expense, net of rental income, of $1.4 million between fiscal 2001 and fiscal 2000. Fiscal 2001 and fiscal 2000 also included non-recurring adjustments related to the Company's reengineering programs in the areas of health insurance and general liability claims costs and the closure of its Florida retail locations. These adjustments which impacted the comparability between fiscal 2001 and fiscal 2000 resulted in reductions in Selling, general and administrative costs of $1.2 million for fiscal 2001 whereas they reduced Selling, general and administrative costs for fiscal 2000 by $8.9 million.

      Store closings for the year ended January 27, 2001 include a charge of $0.7 million for the estimated carrying costs of stores that were closed and $3.5 million for the write down of related assets.

      Depreciation and Amortization was $34.1 million for fiscal 2001 compared to $31.6 million for fiscal 2000, an increase of $2.5 million. This increase was primarily a result of the write off of property, plant and equipment that had been replaced during fiscal 2001 as the Company's reengineering program to remodel its stores progresses.

      Interest expense, net of interest income, decreased by $1.3 million between fiscal 2001 and fiscal 2000 primarily as a result of the Company's purchase of $87.7 million principal amount of its Notes and Series C Senior Notes which occurred on October 2, 2000. This reduction was partially offset by interest on $30.0 million in borrowings under the Company's revolving credit facility. The decrease was also partially offset by an increase in interest expense on capital leases of $0.3 million due primarily to establishment of new capital leases in the sale/leaseback transaction which occurred in the second quarter of fiscal 2000.

      Income tax benefit for fiscal 2001 was $11.7 million compared to income tax expense of $4.0 million in the prior year, a difference of $15.7 million. The income tax benefit for fiscal 2001 did not include a $13.3 million income tax provision related to the Company's extraordinary gain on the purchase of $87.7 million principal amount of its Notes and Series C Senior Notes. The effective rates for fiscal 2001 and 2000 were 36.9% (net of the applicable income taxes on the extraordinary gain) and 45.9%, respectively. Variances in the effective tax rate were a result of variances in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

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

      On April 29, 1997 the Company entered into a refinancing plan (the "Refinancing Plan") in connection with which it issued $85.0 million principal amount of Series C Senior Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73.9 million after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under a bank agreement dated July 31, 1993 (the "Old Bank Credit Agreement.") In connection with the Refinancing Plan, the Company entered into an amended bank agreement (the "New Bank Credit Agreement"), which provided for a $65.0 million revolving credit facility with less restrictive covenants compared to the Old Bank Credit Agreement.

      During the 40 weeks ended November 3, 2001, the Company signed an amendment to the New Bank Credit Agreement to reduce the total availability under its credit facility to $41.7 million through November 3, 2001 and $43.9 million through January 26, 2002 and to amend or adjust certain covenants. The changes were made principally to adapt the facility to the Company's needs and adapt the financial covenants to changes in the Company's performance. The company has complied with all covenants. On January 31, 2002, the Company signed the Sixth Amendment, effective that date, to the New Bank Credit Agreement which adjusted total availability under the facility to $43.0 million through May 18, 2002, and to $40.0 million from May 19, 2002 through the maturity date (February 2003). The Company believes such availability will be sufficient to meet its working capital needs until February 2003. The Company will continue to explore its options for such financing after February 2003, but no assurances can be given that such financing can be obtained on acceptable terms or at all.

      As of November 3, 2001, the Company had borrowings of $30.0 million under its revolving credit facility. The weighted average per annum interest rate on these borrowings for the 40 weeks ended November 3, 2001 and fiscal year ended January 27, 2001 was 8.406% and 10.625%, respectively. Additionally, after the issuance of standby letters of credit in the amount of $3.9 million, as of November 3, 2001, the borrowing availability on a revolving basis under the terms of the New Bank Credit Agreement was $7.8 million which increased on November 4, 2001 to $10 million through January 26, 2002, and decreased to 9.1 million on January 31, 2002.

      Cash used in operating activities was $26.9 million during the 40 weeks ended November 3, 2001 compared to $41.7 million in the comparable period of the prior year. The improvement is a result of a decline in net loss from operations and a decrease in cash used for components of working capital.

      Net cash used in investing activities was $5.2 million and $16.0 million in the 40 weeks ended November 3, 2001 and the comparable period of the prior year, respectively. This reduction is a result of there only being two major store remodel projects in the 40 weeks ended November 3, 2001 compared to eight major store remodel projects during the comparable period of the prior year.

      Net cash used in financing activities was $0.5 million and $31.4 million in the 40 weeks ended November 3, 2001 and the comparable period of the prior year, respectively. During the 40 weeks ended November 4, 2000 the Company purchased $87.7 million principal amount of its Notes and Series C Senior Notes for $51.0 million, including expenses, and repaid industrial revenue bonds totaling $10.0 million. Additionally, the Company borrowed $30.0 million under its $65.0 million revolving credit facility during the 40 weeks ended November 4, 2000.

      Working capital as of November 3, 2001 was $0.3 million, an increase of $7.2 million from the $6.9 million negative working capital as of January 27, 2001, producing a current ratio of 1.0:1 and 0.94:1, respectively. The primary reason for this increase is due to the change in the fiscal year end and its impact on prepaid expenses, inventory, and accrued interest balances.

      The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of November 3, 2001 and is anticipated to be funded with cash provided by operating activities.

      Capital expenditures for fiscal 2002 are expected to be approximately $9.7 million. This capital program (which is subject to continuing change and review) includes new stores, the remodeling of certain existing locations, and updating of equipment and software.

      The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility will be adequate for its liquidity and capital resource needs.

      The Company is considering potential options regarding the refinancing or payment of its outstanding Notes and Series C Senior Notes which mature on August 1, 2003. There can be no assurance that such a refinancing can be obtained on acceptable terms or at all.

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

ITEM 7A.      QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4-- Debt in the notes to Consolidated Financial Statements, the Company's long-term debt consists of the Notes and Series C Senior Notes of $177.3 million principal amount, bearing interest at a fixed rate of 9 1/2% per annum and due in 2003 and $30 million under the Company's revolving credit facility expiring February 2003.

                                 ****
Forward Looking Statements

      Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning: (1) Company management's belief that the cash flows generated by its normal business operations together with its available credit facility will be adequate for its liquidity and capital resource needs, (2) insurance recovery expectations, and (3) anticipated capital expenditures. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

                                 ****

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








Directors
---------
Name                             Age   Position
----                            ----   --------
Gustavo A. Cisneros  . . . . . 56    Chairman of the Board; Member of the
                                       Executive Committee

William T. Keon, III . . . . . 55    Director; President and Chief Executive
                                       Officer; Chairman of the Executive
                                       Committee; Chairman of the Audit
                                       Committee; Member of the Compensation
                                       and Benefits Committee

Steven I. Bandel . . . . . . . 48    Director; Member of the Executive and
                                       Audit Committees; Chairman of the
                                       Compensation and Benefits Committee

Guillermo A. Cisneros  . . . . 30    Director

Cristina Pieretti  . . . . . . 49    Director

Alejandro Rivera . . . . . . . 58    Director; Member of the Audit Committee;
                                       Member of the Compensation and Benefits
                                       Committee

Executive Officers
------------------
William T. Keon, III . . . . . 55    President and Chief Executive Officer

Daniel J. O'Leary  . . . . . . 54    Executive Vice President and Chief
                                       Financial Officer, Assistant Secretary

Charles M. Newsom  . . . . . . 51    Senior Vice President; President of
                                       Retail Food Division

Melissa Lammers  . . . . . . . 45    Senior Vice President; Chief Marketing
                                       Officer

Fernando J. Bonilla  . . . . . 41    Vice President, General Counsel and
                                       Secretary

Alicia Echevarria  . . . . . . 49    Vice President of Human Resources,
                                       Assistant Secretary


      Gustavo A. Cisneros has been the Chairman of the Board of the Company since its inception (July 28, 1993). He was appointed to the Executive Committee in October 1995. Mr. Cisneros is Chairman and Chief Executive Officer of the Cisneros Group. The "Cisneros Group" is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are engaged in diversified commercial businesses in Latin America and the United States, including broadcast, media, telecommunications and consumer enterprises, and that are associated with Gustavo A. and Ricardo
 J. Cisneros and trusts established by them for the benefit of themselves and members of their families. Since 1975, Mr. Cisneros has overseen the management and operations of the Cisneros Group and is an executive officer and director of many of its member companies. He is a member of the board of directors of America Online Latin America, Inc., PanAmerican Beverages, Inc., and Spalding Holdings Corporation.

      William T. Keon, III has been a Director of the Company since October 1995. He assumed the position of President and Chief Executive Officer and was appointed Chairman of the Executive Committee and Audit Committee also in October 1995. He is also a member of the Compensation and Benefits Committee. Since January 1983, Mr. Keon has served in senior managerial roles in the Cisneros Group.

      Steven I. Bandel has been a Director of the Company since the Acquisition. He was appointed to the Executive Committee in October 1995. Since 1995, Mr. Bandel has held several senior management positions at companies within the Cisneros Group, with responsibilities in the areas of finance and business development. Mr. Bandel has the title of President and Chief Operating Officer of the Cisneros Group. He is also a member of the board of directors of America Online Latin America, Inc.

      Guillermo A. Cisneros was appointed a Director in April, 1998. Since 1998 he has been Program Director for a non-profit educational television station in Caracas, Venezuela. Prior to 1998 he participated in several internships. He is the son of Gustavo A. Cisneros.

      Cristina Pieretti was appointed a Director in March 1997. Since February 1996, Ms. Pieretti has held a number of senior management positions within the Cisneros Group in the consumer goods, retail and telecommunications industries. From March 1995 to February 1996, Ms. Pieretti was a partner at Booz-Allen & Hamilton, a consulting firm. Ms. Pieretti has the title of vice president of operations of the Cisneros Group. She is also a member of the board of directors of America Online Latin America, Inc.

      Alejandro Rivera has been a Director of the Company since the Acquisition. Since 1976, he has been actively involved in the operations and management of certain companies in the Cisneros Group. Mr. Rivera is also a Director of Univision Communications, Inc. Mr. Rivera is a member of the Audit and Risk Committee and of the Compensation and Benefits Committee.

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

      Charles Newsom joined the Company in June 1997 and has over 32 years experience in the retail grocery business. In December, 2000 the Company named Mr. Newsom President of the Retail Food Division. Previously, Mr. Newsom held the position of Vice President of Merchandising and Marketing for the Retail Food Division. Prior to joining the Company, Mr. Newsom worked for Kroger for 15 years as Store Manager, District Manager, Human Resource Manager, and head of Store Manager Training. Mr. Newsom also worked for Big V Supermarkets in New York as Vice President of Operations and Bruno's Supermarket as Vice President of Merchandising.

      Melissa Lammers joined the Company in January 2001 as Senior Vice President and Chief Marketing Officer. Before joining the Company, she served as President of Young and Rubicam Puerto Rico, Puerto Rico's number one advertising agency as rated by Caribbean Business (a weekly business publication in San Juan). Ms. Lammers has spent the past seventeen years in advertising in the Northern Caribbean market.

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

ITEM 11.     EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid or distributed by the Company through November 3, 2001 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the four most highly compensated executive officers of the Company serving at November 3, 2001.

                                    SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)
                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III,             2001(8)     384,616      240,000     15,021(2)     11,538(1)
   President and Chief            2001        480,000      220,000     21,853(2)     24,592(1)
   Executive Officer              2000        450,000      425,000     19,460(2)     19,500(1)

David L. Aston                    2001(8)           -            -          -             -
   Executive Vice President;      2001        322,581            -     29,416(3)      9,677(1)
   President, Retail Food         2000        304,654       60,000     14,293(3)      9,140(1)
   Division (Retired 12/22/00)

Daniel J. O'Leary                 2001(8)     203,846            -     10,413(4)          -
   Executive Vice President;      2001        259,000       60,000     17,332(4)          -
   Chief Financial Officer        2000        245,193       60,000     18,174(4)          -

Charles R. Newsom                 2001(8)     192,308            -     11,621(5)          -
   Senior Vice President;         2001        206,465       40,300     22,714(5)          -
   President, Retail Food         2000        191,057       30,300     10,450(5)          -
   Division

Alicia Echevarria                 2001(8)     118,362            -      9,108(6)          -
   Vice President of              2001        151,368       20,300     13,730(6)          -
   Human Resources                2000        142,958       10,300     10,493(6)          -

Melissa Lammers (Started 1/8/01)  2001(8)     184,616        8,322      7,723(7)          -
                                  2001         13,846            -          -             -

NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $5,521, $9,503, and $7,110 and an automobile allowance in the amount of $9,500, $12,350, and $12,350 for the 40 weeks ended November 3, 2001, fiscal 2001, and 2000, respectively.

(3) Includes costs related to the reimbursement of executive medical expense of $18,366, and $3,243 and an automobile allowance in the amount of $11,050, and $11,050 for fiscal 2001 and 2000, respectively.

(4) Includes costs related to the reimbursement of executive medical expense of $2,413, $6,932, and $7,774 and an automobile allowance in the amount of $8,000 $10,400, and $10,400 for the 40 weeks ended November 3, 2001, fiscal 2001, and 2000, respectively.

(5) Includes costs related to the reimbursement of executive medical expense of $3,121, $12,834, and $700 and an automobile allowance in the amount of $8,500, $9,880, and $9,750 for the 40 weeks ended November 3, 2001, fiscal 2001, and 2000, respectively.

(6) Includes costs related to the reimbursement of executive medical expense of $2,108, $4,630, and $1,393 and an automobile allowance in the amount of $7,000 $9,100, and $9,100 for the 40 weeks ended November 3, 2001, fiscal 2001, and 2000, respectively.

(7) Includes costs related to the reimbursement of executive medical expense of $223 and an automobile allowance in the amount of $7,500 for the 40 weeks ended November 3, 2001

(8)  Represents the 40 weeks ended November 3, 2001.

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


      Compensation covered by the qualified Retirement Plan is equal to the total compensation (excluding compensation attributable to the redemption of certain stock options) paid to an employee during a plan year prior to any reduction under a salary reduction agreement entered into by the employee pursuant to a plan maintained by the employer which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), or pursuant to a plan maintained by the employer which qualifies under Section 125 of the Code. Compensation in excess of $170,000 shall be disregarded, provided, however, that such $170,000 limitation shall be adjusted at the same time and in such manner as the maximum compensation limit is adjusted under Section 401(a)(17) of the Code.

      Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $170,000 limit is not applicable.

      The estimated years of credited service and age, respectively, for purposes of calculating benefits through November 3, 2001 for Mr. Keon is eight and 55, respectively, for Mr. O'Leary is four and 54, respectively, and for Mr. Newsom is four and 51, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table.

Compensation Committee Interlocks and Insider Participation

      Messrs. Keon, Bandel, and Rivera served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the 40 weeks ended November 3, 2001 and fiscal year ended January 27, 2001. Mr. Keon also served as an officer of the Company during those periods.

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


      The shares of Holdings described above are beneficially owned by the Principal Shareholders by virtue of their indirect ownership of the entity listed above. The principal business address of the Principal Shareholders is 6 Place des Eaux - Vives, 1207 Geneva, Switzerland

(b)   Security Ownership of Management

      As of the date of this filing, the directors and executive officers of the Company have no beneficial ownership of Holdings which has not been disclaimed.

(c)   Changes in Control

      The borrowings outstanding under the New Bank Credit Agreement are collateralized by a pledge of the assets of the Company's subsidiaries, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None







                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (A)  Documents filed as part of this report:
                                                                        Page
     (1)  Consolidated Financial Statements:

          Independent Auditors' Report                                 F - 1

          Consolidated Balance Sheets                  F - 2 through   F - 3

          Consolidated Statements of Operations                        F - 4
          Consolidated Statements of Cash Flows                        F - 5
          Consolidated Statements of Stockholder's Equity              F - 6

          Notes to Consolidated Financial Statements    F - 7 through  F -24

      (2) Financial Statement Schedules:

          Schedule I - Financial Information of Registrant...S-1 through S-3
          Schedule II - Valuation and Qualifying Accounts.............   S-4

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

       10.34                     EMPLOYMENT AGREEMENT, DATED MARCH 20, 1997,
                                 BETWEEN PUEBLO INTERNATIONAL, INC. AND
                                 DAVID L. ASTON****











                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

       21.1                      SUBSIDIARIES OF THE COMPANY***

       21.2                      AMENDED AND RESTATED CREDIT AGREEMENT,
                                 DATED AS OF APRIL 29, 1997, OF THE OLD
                                 BANK CREDIT AGREEMENT (THE "NEW BANK
                                 CREDIT AGREEMENT")****

       21.3                      FIRST AMENDMENT, DATED AS OF APRIL 15, 1999,
                                 TO THE NEW BANK CREDIT AGREEMENT*****

       21.4                      SECOND AMENDMENT, DATED AS OF AUGUST 11,
                                 2000, TO NEW BANK CREDIT AGREEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 12, 2000)

       21.5                      THIRD AMENDMENT , DATED AS OF JANUARY 26,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT *****

       21.6                      FOURTH AMENDMENT, DATED AS OF AUGUST 11,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT
                                 (INCORPORATED BY REFERNECE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 11, 2001)

       21.7                      FIFTH AMENDMENT, DATED AS OF NOVEMBER 2,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT

       21.8                      SIXTH AMENDMENT, DATED AS OF JANUARY 31,
                                 2002, TO THE NEW BANK CREDIT AGREEMENT



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

*****   Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 27, 2001

         (B)   Reports on Form 8-K
                  The Company filed a current Report on Form 8-K dated November 16, 2001 reporting the change of the subsidiary Pueblo International, Inc. to Pueblo International, LLC, and the change of the Company's fiscal year from the Saturday closest to January 31 to the Saturday closest to October 31.






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

PUEBLO XTRA INTERNATIONAL, INC.

Dated:  February 1, 2002            /s/ Daniel J. O'Leary
                                  Daniel J. O'Leary,
                                  Executive Vice President
                                   and Chief Financial Officer

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

/s/ Evis H. Lois                Controller
Evis H. Lois, CPA

/s/ Steven I. Bandel            Director
Steven I. Bandel

/s/ Guillermo A. Cisneros       Director
Director

/s/ Cristina Pieretti           Director
Cristina Pieretti

/s/ Alejandro Rivera            Director
Alejandro Rivera


 INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholder of Pueblo Xtra International, Inc.


 We have audited the accompanying consolidated balance sheets of Pueblo Xtra International, Inc. and its subsidiaries (the "Company") as of November 3, 2001 and January 27, 2001, and the related consolidated statements of operations, cash flows and stockholder's equity for the 40 weeks ended November 3, 2001 and for each of the two fiscal years in the period ended January 27, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pueblo Xtra International, Inc. and its subsidiaries as of November 3, 2001 and January 27, 2001 and the results of their operations and their cash flows for the 40 weeks ended November 3, 2001 and for each of the two fiscal years in the period ended January 27, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants


Miami, Florida
December 21, 2001 (January 31, 2002 as to the effects of the Sixth Amendment to the New Bank Credit Agreement described in Note 4).



















                                        F-1
                      CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                         (Dollars in thousands)


                                                        November 3,        January 27,
                                                           2001               2001
                                                      -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $   2,169          $  34,833
   Accounts receivable, net of allowance for doubtful
      accounts of $520 at November 3, 2001 and $546 at
      January 27, 2001                                       3,450              2,123
   Inventories                                              54,228             52,957
   Prepaid expenses                                          8,997              7,375
   Deferred income taxes                                    14,534              9,013
                                                         ---------          ---------
   TOTAL CURRENT ASSETS                                     83,378            106,301
                                                         ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                     6,299              6,283
   Buildings and improvements                               40,051             39,894
   Furniture, fixtures and equipment                        99,758             98,610
   Leasehold improvements                                   43,736             41,233
   Construction in progress                                  2,803              5,972
                                                         ---------          ---------
                                                           192,647            191,992
   Less accumulated depreciation and amortization           94,110             86,826
                                                         ---------          ---------
                                                            98,537            105,166
   Property under capital leases, net                       12,690             13,432
                                                         ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                            111,227            118,598

GOODWILL, net of accumulated amortization of $41,821 at
   November 3, 2001 and $38,178 at January 27, 2001        150,217            153,860
DEFERRED INCOME TAX                                          1,080              5,034
TRADE NAMES, net of accumulated amortization of $11,059
   at November 3, 2001 and $10,393 at January 27, 2001      27,441             28,107
DEFERRED CHARGES AND OTHER ASSETS                           20,816             22,890
                                                         ---------          ---------
   TOTAL ASSETS                                          $ 394,159          $ 434,790
                                                         =========          =========
















                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                        F-2
                     CONSOLIDATED BALANCE SHEETS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except share data)


                                                        November 3,        January 27,
                                                           2001               2001
                                                      -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $  53,539           $  75,819
   Accrued expenses                                        16,669              19,933
   Accrued interest                                         4,432               8,540
   Salaries, wages and benefits payable                     7,862               8,259
   Current obligations under capital leases                   623                 649
                                                        ---------           ---------
   TOTAL CURRENT LIABILITIES                               83,125             113,200


LONG-TERM DEBT                                             30,000              30,000
NOTES PAYABLE                                             175,358             174,625
CAPITAL LEASE OBLIGATIONS, net of current portion          12,296              12,773
RESERVE FOR SELF-INSURANCE CLAIMS                           6,008               6,660
DEFERRED INCOME TAXES                                      20,486              24,096
OTHER LIABILITIES AND DEFERRED CREDITS                     31,501              29,835
                                                        ---------           ---------
   TOTAL LIABILITIES                                      358,774             391,189
                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                     -                   -
   Additional paid-in capital                              91,500              91,500
   Accumulated deficit                                    (56,115)            (47,899)
                                                        ---------           ---------
   TOTAL STOCKHOLDER'S EQUITY                              35,385              43,601
                                                        ---------           ---------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 394,159           $ 434,790
                                                        =========           =========




















                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                        F-3
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)


                                                40 weeks ended              Fiscal Year
                                           -------------------------  --------------------------
                                                         (unaudited)
                                           November 3,   November 4,
                                              2001          2000           2001         2000
                                           ----------    ----------    ----------    ----------
Net sales                                   $ 433,342     $ 478,799     $ 622,050     $ 674,145
Cost of goods sold                            290,997       326,066       423,755       456,143
                                            ---------     ---------     ---------     ---------
   GROSS PROFIT                               142,345       152,733       198,295       218,002

OPERATING EXPENSES
Selling, general and administrative expenses  116,541       127,101       165,667       163,785
Gain on insurance settlement                        -        (2,464)       (2,464)      (15,066)
Store Closings:
   Exit costs                                       -           685           685             -
   Write down of impaired assets                              3,578         3,534             -
Depreciation and amortization                  22,671        25,945        34,142        31,632
                                             ----------    ----------    ---------     ---------
   OPERATING (LOSS) PROFIT                      3,133        (2,112)       (3,269)       37,651

Interest expense on debt                      (16,967)      (21,779)      (26,960)      (28,738)
Interest expense on capital lease obligations  (1,409)       (1,493)       (1,870)       (1,633)
Interest and investment income, net               415         2,256         2,500         2,750
Loss on sale of real property                       -             -             -        (1,291)
                                             ---------     ---------     ---------     ---------
   (LOSS) INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                  (14,828)      (23,128)      (29,599)        8,739

Income tax benefit (expense)                    6,612         8,497        11,691        (4,015)
                                             ---------     ---------     ---------     ---------
   (LOSS) INCOME BEFORE EXTRAORDINARY ITEM     (8,216)      (14,631)      (17,908)        4,724

Extraordinary item: gain on early
   extinguishment of debt, net of
   income taxes of $13,264                          -        20,603        20,603             -
                                            ----------     ----------    ----------    ---------
   NET (LOSS) INCOME                        $  (8,216)     $  5,972      $  2,695       $  4,724
                                            ==========     ==========    ==========    =========



















                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                        F-4
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                          (Dollars in thousands)

                                                                   40 weeks ended            Fiscal Year
                                                                -----------------------  -------------------
                                                                            (unaudited)
                                                                Novmmber 3, Novmeber 4,
                                                                   2001        2000        2001       2000
                                                                ---------   ---------   ---------   --------
--
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                 $ (8,216)   $  5,972    $  2,695    $  4,724
      Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities, net of effects of disposal of Florida retail operations:
         Extraordinary gain on early extinguishment of debt                    -     (20,603)    (20,603)          -
         Depreciation and amortization of property and equipment          12,635      15,041      20,166      17,615
         Amortization of intangibles, other assets and inventories        10,036      10,904      13,976      14,017
         Write off of property and equipment destroyed                         -           -           -       4,423
         Amortization of bond discount                                       733         933       1,138       1,170
         Loss on sale/leaseback of real estate                                 -           -           -       1,291
         (Gain) loss on disposal of property and equipment, net              (31)       (102)       (119)         30
         Adjustments to goodwill                                               -           -       6,943       2,737
         Gain on insurance settlement                                          -      (2,464)     (2,464)          -
         Accrual for exit costs on store closings                              -         685         685           -
         Write down of impaired assets on store closings                       -       3,577       3,534           -
         Provision for deferred income taxes                              (6,203)        442     (11,514)     (3,375)
         Provision for deferred charges and other assets                       -         (17)        334       1,838
         Amortization (benefit) in other liabilities and
           deferred credits                                                1,666         662      (3,092)      1,963
         Provision (benefit) from reduction of reserve for
           self-insurance claims                                               -      (1,592)      1,050      (4,286)
         Changes in operating assets and liabilities:
             (Increase) decrease in:
                Accounts receivable                                       (1,327)        454       1,889         703
                Inventories                                               (5,843)     (3,954)     (1,870)     (3,253)
                Prepaid expenses                                          (1,622)     (2,385)        440        (151)
                Other assets                                                 919           -           -           -
             (Decrease) increase in:
                Accounts payable, accrued expenses and accrued interest  (29,668)    (49,216)    (25,132)      3,286
                                                                         ---------   ---------   ---------  ---------
                                                                         (26,921)    (41,663)    (11,944)     42,732
         Decrease attributable to disposal of Florida retail operations        -           -           -      (3,022)
                                                                        ---------   ---------   ---------   ---------
         Net cash (used in) provided by operating activities             (26,921)    (41,663)    (11,944)     39,710
                                                                        ---------   ---------   ---------   ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (5,271)    (16,154)    (17,452)    (21,650)
      Reconstruction of property and replacement of equipment destroyed        -           -           -     (13,102)
      Proceeds from disposal of property and equipment                        31         184         203      35,829
                                                                        ---------   ---------   ---------   ---------
         Net cash (used in) provided by investing activities              (5,240)    (15,970)    (17,249)      1,077
                                                                        ---------   ---------   ---------   ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital lease obligations                       (503)       (507)       (638)       (576)
      Purchase of Senior Notes due 2003                                        -     (50,908)    (51,047)          -
      Repayment of Industrial Revenue Bonds                                    -     (10,000)    (10,000)          -
      Borrowings under Revolving Credit Facility                               -      30,000      30,000           -
                                                                        ---------   ---------   ---------   ---------
         Net cash used in financing activities                              (503)    (31,415)    (31,685)       (576)
                                                                        ---------   ---------   ---------   ---------
   Net (decrease) increase in cash and cash equivalents                  (32,664)    (89,048)    (60,878)     40,211

   Cash and cash equivalents at beginning of year                         34,833      95,711      95,711      55,500
                                                                        ---------   ---------   ---------   ---------
   Cash and cash equivalents at end of year                             $  2,169    $  6,663    $ 34,833    $ 95,711
                                                                        =========   =========   =========   =========


                    The accompanying notes are an integral part of these
                           consolidated financial statements

                                   F-5
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
    40 weeks ended November 3, 2001, and fiscal years ended January 27, 2001 and January 29, 2000
                              (Dollars in thousands)


                                              Additional                         Total
                                   Common      Paid-in       Accumulated     Stockholder's
                                   Stock       Capital         Deficit          Equity
                                  ---------  ------------   -------------   -------------
Balance at January 30, 1999              -   $   91,500      $  (55,318)     $   36,182

   Net income for the year               -            -           4,724           4,724
                                  ---------  -----------    -------------   -------------
Balance at January 29, 2000              -       91,500         (50,594)         40,906

   Net income for the year               -            -           2,695           2,695
                                  ---------  -----------    -------------   -------------
Balance at January 27, 2001              -       91,500         (47,899)         43,601

   Net loss for the 40 weeks
    ended November 3, 2001                                       (8,216)         (8,216)
                                  ---------  -----------    -------------   -------------
Balance at November 3, 2001              -   $   91,500      $  (56,115)     $   35,385
                                  =========  ===========    =============   =============





































              The accompanying notes are an integral part of these
                       consolidated financial statements

                                        F-6
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements include the accounts of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (the "Company"). The Company, a wholly owned subsidiary of PXC&M Holdings, Inc., operates retail supermarkets and video rental locations in Puerto Rico and the U. S. Virgin Islands. Intercompany accounts and transactions are eliminated in consolidation.

      Effective November 2, 2001, the Company changed its fiscal year end to the Saturday closest to October 31. Previously, the Company's fiscal year ended on the Saturday closest to January 31. Consequently, the current fiscal period is the 40 weeks ended November 3, 2001. Fiscal 2001 and 2000 were both 52 week years and ended on January 27, 2001 and January 29, 2000, respectively.

      Further, effective November 4, 2001, Pueblo International, Inc. a wholly owned subsidiary of Pueblo Xtra International, Inc. was converted to a limited liability corporation and its name changed to Pueblo International, LLC.

Operations

 The Company has experienced a decrease in its sales and profitability over the past several years. As a result, the Company's financial position has
 been negatively impacted.   Management believes the decrease is due to the
 negative effects of Hurricane George's which occurred in September 1998, increased competition and weakness in the economy in both Puerto Rico and the U.S. Virgin Islands. The Company has taken certain initiatives to improve its profitability and financial position including repurchase of $87.7 million of its Notes and Series C Senior Notes for $51.5 million (including expenses), operating cost reductions, closing under performing stores, remodeling the majority of its remaining stores and the introduction of its PuebloCard loyalty and discount program. Although no assurances can be given, management believes the above steps will improve the Company's operating performance and cash flows. Further, management believes that the cash flows generated by its normal business operations together with it's available credit facility will be adequate to meet its obligations through the end of its fiscal year which ends on November 2, 2002.

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






                                        F-7
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

      Inventories held for sale are stated at the lower of cost or market. The cost of inventories held for sale is determined, depending on the nature of the product, either by the last-in, first-out (LIFO) method or by the first-in, first-out (FIFO) method. Videocassette rental inventories are recorded at cost, net of accumulated amortization. Videocassettes held for rental are amortized over 52 weeks on a straight-line basis.

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

Goodwill and Other Intangibles

      Goodwill represents the excess of cost over the then estimated fair value of the net tangible and other intangible assets acquired in connection with the transaction described in Note 2. Tradenames acquired at the time of the transaction were recorded based on valuations by independent appraisers. Goodwill and other intangibles are being amortized using the straight-line method over periods not exceeding 40 years.

Self-Insurance

      The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $250,000 per occurrence for general liability and certain workers compensation. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was $4.3 million at both November 3, 2001 and January 27, 2001, and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was $1.1 million at both November 3, 2001 and January 27, 2001. It is included in the consolidated balance sheets caption entitled salaries, wages, and benefits payable.




                                        F-8
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

      Revenues from the sale of products are recognized at the point of sale to the Company's customers.

Long-Lived Assets

      Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. During the 40 weeks ended November 3, 2001, fiscal 2001, and fiscal 2000, no such adjustments were recorded.

Pre-Opening Expenses

      Store pre-opening expenses are charged to operations as they are incurred.

Advertising Expenses

      Advertising expenses are charged to operations as they are incurred. During the 40 weeks ended November 3, 2001, fiscal 2001 and, fiscal 2000, advertising expenses were $6.0 million, $8.8 million, and $11.7 million, respectively.

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

New Accounting Pronouncements

      In July 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities (an amendment for FASB Statement No. 133)" which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for the Company's fiscal period ended November 3, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on the financial statements.

      In July 2001, the FASB issued SFAS No.141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001


                                        F-9
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of the fiscal year ending November 2, 2002 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing Goodwill and other intangible assets. Goodwill amortization expense was $3.6 million for the 40 weeks ended November 3, 2001 and $5.0 million for both fiscal 2001 and fiscal 2000.

      In July 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year ending November 2, 2002. The Company is currently evaluating the impact of the new accounting standards on existing long-lived assets.

Reclassifications

      Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

Unaudited Period

      The financial statements for the 40 weeks ended November 4, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for the period.

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

                                  F-10

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- GOODWILL (Continued)

      Since the acquisition, $18.1 million of goodwill has been written off, including $6.9 million in the fiscal year ended January 27, 2001, resulting from adjustments to the acquired deferred tax liability.

NOTE 3 -- INVENTORIES

      The cost of approximately 78% and 84% of total inventories at November 3, 2001 and January 27, 2001, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was $2.2 million and $2.0 million as of November 3, 2001 and January 27, 2001.
 In the 40 weeks ended November 3, 2001 and for each of the prior two fiscal years, inventory quantities were reduced resulting in a liquidation of certain inventory base layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss for the 40 weeks ended November 3, 2001 by $120,000 and increased net income by $20,000 and $73,000 in the fiscal years 2001 and 2000, respectively.

NOTE 4 -- DEBT

      Total debt consists of the following (in thousands):


                                              November 3,    January 27,
                                                  2001           2001
                                              -----------    -----------
Notes and Series C Senior Notes due 2003,
   net of unamortized discount of $1,925
   and $2,658 at November 3, 2001 and
   January 27, 2001, respectively             $  175,358     $  174,625
Revolving Credit Facility due 2003                30,000         30,000
                                              ------------   ------------
                                              $  205,358     $  204,625
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







                                       F-11
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- DEBT (Continued)

      In connection with the Refinancing Plan, the Company entered into an amended bank credit agreement (the "New Bank Credit Agreement"), which provides for a $65.0 million revolving credit facility (the "New Credit Facility") with less restrictive covenants compared to the Old Bank Credit Agreement. The Fourth Amendment has placed limits on the availability of the credit facility. The Fifth Amendment has adjusted certain covenants to conform to the Company's results. Consequently, availability through November 3, 2001 was limited to $41.7 million and subsequently to $43.9 million. After the issuance of standby letters of credit in the amount of $3.9 million and borrowings of $30.0 million under the revolver, as of November 3, 2001, the Company has borrowing availability on a revolving basis of $7.8 million under the New Bank Credit Agreement. On January 31, 2002, the Company signed the Sixth Amendment, effective that date, to the New Bank Credit Agreement which adjusted total availability under the facility to $43.0 million through May 18, 2002 and to $40.0 million from May 19, 2002 through the maturity date (February 2003). Consequently, as of January 31, 2002, the Company has borrowing availability on a revolving credit basis of $9.1 million. The Company pays a fee of .50% per annum on unused commitments under the $65.0 million revolving credit facility. Interest on the New Credit Facility fluctuates based on the availability of Section 936 funds in Puerto Rico, Euroloan rates and the prime rate.

      Also in connection with the Refinancing Plan, on April 29, 1997, the Company satisfied $10.0 million of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.

      The New Credit Facility is collateralized by a pledge of the assets of the Company, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The Company is required, under the terms of the New Credit Facility, to meet certain financial covenants which include minimum consolidated net worth levels, interest and fixed charges coverage ratios and minimum EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization)as defined in the
 New Credit Facility. The New Credit Facility also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends. Borrowings under the New Credit Facility have been classified as a long-term obligation since the Company has the ability and intent to refinance borrowings on a long-term basis through the expiration date of the New Credit Facility.

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








                                       F-12
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

      Annual maturities of the Company's debt are as follows (in thousands):

           Fiscal Year               Amount
          -------------            ----------
              2003                  $207,283
                                   ----------
              Total                 $207,283
                                   ==========

      Total interest paid on debt was $19.2 million, $28.3 million, and $26.1 million for the 40 weeks ended November 3, 2001 and fiscal years ended January 27, 2001 and January 29, 2000, respectively. Interest payable was $4.4 million and $8.5 million as of November 3, 2001 and January 27, 2001, respectively.


NOTE 5 -- LEASES

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

      The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

      Property recorded as assets under capital leases consists of real estate as follows (in thousands):

                                       November 3,         January 27,
                                          2001                2001
                                     ---------------     --------------
Real estate                            $   19,192           $   19,192
Less accumulated depreciation               6,502                5,760
                                     ---------------     --------------
Property under capital leases, net     $   12,690            $  13,432
                                     ===============     ==============













                                       F-13
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES (Continued)

      Depreciation of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statements of operations. Minimum rentals payments to be made under noncancelable leases at November 3, 2001 as well as rent to be received as lessor of owned property and as lessor in sublease rentals of portions of leased property are as follows (in thousands):

                                      Capital      Operating     Operating
                                       Lease         Lease         Lease
                                      Payments      Payments      Receipts
       Fiscal Years Ending          (As Lessee)   (As Lessee)   (As Lessor)
--------------------------------   ------------  ------------  ------------
November 2, 2002                     $  2,428      $ 12,531      $    113
November 1, 2003                        2,439        11,291           113
October 30, 2004                        2,259        10,866           113
October 29, 2005                        2,176        10,676           106
October 28, 2006                        2,126        10,075            56
November 3, 2007 and thereafter        20,845        88,815           508
                                   ------------  ------------  ------------
                                       32,273      $144,254      $  1,009
                                                 ============  ============
Less executory costs                        -
                                   -----------
   Net minimum lease payments          32,273
Less amount representing interest      19,354
                                   -----------
Present value of net minimum lease
   payments under capital lease
   obligations                         12,919
Less:  current portion                    623
                                    ----------
Capital lease obligations,
   net of current portion             $12,296
                                    ==========

Sublease rental receipts to be received from capital and operating leases:

                                     Capital       Operating
                                      Leases         Leases
                                   -----------   ------------
Total minimum sublease rentals
   to be received in the future       $ 1,118       $  6,876
                                   ===========   ============

      Rent expense and the related contingent rentals under operating leases were $11.8 and $0.2 million for the 40 weeks ended November 3, 2001, respectively, $16.1 million and $0.2 million for fiscal 2001, respectively, and $15.7 million and $0.2 million for fiscal 2000, respectively.








                                       F-14
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES (Continued)

      Contingent rentals under capital leases, which are directly related to sales, were $0.03 million for the 40 weeks ended November 3, 2001, and $0.1 million for both fiscal 2001 and fiscal 2000. Interest paid on capital lease obligations was $1.4 million for the 40 weeks ended November 3, 2001, $1.9 million for fiscal 2001, and $1.6 million for fiscal 2000.

      Sublease rental income for operating and capital leases was $3.7 million for the 40 weeks ended November 3, 2001, $4.1 million for fiscal 2001, and $4.2 million for fiscal 2000.


NOTE 6 -- INCOME TAXES

      The components of income tax (benefit) expense, excluding extraordinary items, are as follows (in thousands):

                           40 weeks             Fiscal Year Ended
                            ended         --------------------------
                          November 3,     January 27,    January 29,
                            2001             2001            2000
                         -----------     -----------    ------------
Current
   Federal                $    (429)        $     -        $     46
   State                         (3)              -              17
   U.S. Possessions              23            (177)          4,348
                         -----------     -----------    ------------
                               (409)           (177)          4,411
                         -----------     -----------    ------------
Deferred
   Federal                   (1,785)         (2,764)          1,738
   State                        (12)            388              26
   U.S. Possessions          (4,406)         (9,138)         (2,160)
                         -----------     -----------    ------------
                             (6,203)        (11,514)           (396)
                         -----------     -----------    ------------
     Total income tax
     (Benefit) expense    $  (6,612)      $ (11,691)       $  4,015
                         ===========     ===========    ============


      The deferred tax assets and liabilities are presented on a net basis by Jurisdiction in the accompanying balance sheets.

      The significant components of the deferred tax assets and liabilities (on a gross basis) are as follows (in thousands):












                                       F-15
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (Continued)

                                           November 3,      January 27,
                                              2001             2001
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $  7,153          $ 7,673
   Employee benefit plans                    10,287            9,270
   Property and equipment                     7,167            9,202
   Accrued expenses and other liabilities
      and deferred credits                   11,555           21,278
   Other operating loss and tax credit
      carry forwards                         11,402           11,234
   All other                                  5,316            2,075
   Valuation Allowance                       (3,788)          (3,000)
                                         ---------------  --------------
      Total deferred tax assets              49,092           57,732
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                   (14,314)         (18,426)
   Tradenames                               (20,674)         (20,822)
   Operating leases                          (7,173)          (9,185)
   Inventories                               (7,255)          (7,262)
   Other assets                              (3,820)          (3,667)
   Accrued expenses and other liabilities
      and deferred credits                     (721)          (9,439)
                                         ---------------  --------------
    Total deferred tax liabilities          (53,957)         (68,801)
                                         ---------------  --------------
      Net deferred tax liabilities        $  (4,865)        $(11,069)
                                         ===============  ==============

      A reconciliation of the difference between actual income tax expense, excluding extraordinary items, and income taxes computed at U. S. Federal statutory tax rates is as follows (in thousands):

                                    40 weeks        Fiscal Year Ended
                                      ended     ------------------------
                                   November 3,  January 27,  January 29,
                                     2001           2001         2000
                                   -----------  -----------  -----------
U.S. Federal Statutory rate of 35%
   applied to pretax income (loss)   $(5,190)     $(10,359)    $  3,059
Effect of varying rates
   applicable in other taxing
   jurisdictions                        (338)       (1,174)         272
Amortization of goodwill               2,356         3,233        1,761
State and local taxes                    (17)         (262)          40
Foreign Tax Credit                       214             -            -
Branch taxes (possession -
   United States / Virgin Islands)    (5,207)       (2,777)        (686)

All others, net                        1,570          (352)        (431)
                                   -----------  -----------  -----------
Income tax (benefit) expense         $(6,612)     $(11,691)    $  4,015
                                   ===========  ===========  ===========

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

      SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management believes that some portion of the deferred tax assets will not be realized based on this criterion. Consequently, the Company has recorded a valuation allowance of $3.8 million.

      As of November 3, 2001, the Company has unused net operating loss carryforwards of $7.7 million and $24.8 million available to offset future taxable income in the U.S. Virgin Islands and Puerto Rico, respectively, through fiscal years 2021 and 2008, respectively. Utilization of the tax credit carryforward may be limited each year.

      The Company has unused general business tax credits of approximately $19,000 available to offset future United States income tax liabilities. Such tax credits expires on 2011.

      The Company also has unused alternative minimum tax credits in the amount of $0.2 million and $0.1 million to offset future income tax liabilities in Puerto Rico and the United States, respectively. These credits are carried forward indefinitely.

      Total income taxes paid were $45,000 for the 40 weeks ended November
 3, 2001, $3.8 million during the fiscal year ended January 27, 2001 and $0.7 million during fiscal 2000.


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















F-17
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

 Net pension cost under the Retirement Plan includes the following components (in thousands):

                                    40 weeks         Fiscal Year Ended
                                                                     ended     --------------------------
                                    November 3,  January 27,   January 29,
                                      2001          2001         2000
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,119    $   1,546    $   1,546
Interest cost on projected
   benefit obligation                   1,293        1,668        1,509
Expected return on plan
   assets                              (1,166)      (1,477)      (1,262)
Net amortization and
   deferrals                             (135)        (129)          (6)
                                   -----------  -----------  -----------
   NET PENSION COST                 $   1,111    $   1,608    $   1,787
                                   ===========  ===========  ===========

     The discount rate, average expected long-term rate of return on plan assets, and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 7.75%, 9.0%, and 5.0%, respectively, for the 40 weeks ended November 3, 2001, fiscal 2001, and fiscal 2000.































                                       F-18
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

      The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows (in thousands):

                                              November 3,      January 27,
                                                 2001             2001
                                            ---------------  --------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
 vested benefits of $15,175 at November 3,
 2001 and $14,507 at January 27, 2001             $16,393     $    15,551
                                           ===============  ==============

Plan assets at fair value - beginning of
 the year/period                                  $17,940     $    16,846
Actual return on plan assets                       (3,907)          2,234
Employer contributions                                795           1,237
Benefits paid                                      (2,788)         (2,377)
                                           ---------------  --------------
Plan assets at fair value - end of the
 year/period                                       12,040          17,940
                                           ---------------  --------------
Projected benefit obligation for service
 rendered to date - beginning of the
 year/period                                      (23,332)        (22,610)
Service cost                                       (1,119)         (1,546)
Interest cost                                      (1,293)         (1,668)
Actuarial gain                                     (1,817)            115
Benefits paid                                       2,788           2,377
                                           ---------------  --------------
Projected benefit obligation for service
 rendered to date - end of the year/period        (24,773)        (23,332)
                                           ---------------  --------------
      FUNDED STATUS                               (12,733)         (5,392)

Unrecognized net gain                               2,203          (4,817)
Unrecognized prior service cost                       (50)            (55)
                                            ---------------  --------------
      NET PENSION LIABILITY                 $     (10,580)     $  (10,264)
                                            ===============  ==============

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







                                       F-19
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

       Net pension cost under the SERP includes the following components (in thousands):

                                        40 weeks        Fiscal Year Ended
                                                         ended     --------------------------
                                       November 3,   January 27,  January 29,
                                         2001           2001         2000
                                      -----------  -----------  -----------
Service cost - benefits earned
   during the year/period              $    274     $    215     $    260
Interest cost on projected
   benefit obligation                       255          255          271
Net amortization and deferrals              (41)        (173)         (79)
                                      -----------  -----------  -----------
      NET PENSION COST                 $    488     $    297     $    452
                                      ===========  ===========  ===========

      The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the SERP are 7.75% and 5.0%, respectively, for the 40 weeks ended November 3, 2001, fiscal 2001, and fiscal 2000.

       The funded status and amounts recognized in the Company's consolidated balance sheets for the SERP are as follows (in thousands):

                                              November 3,      January 27,
                                                 2001             2001
                                            ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $4,563 at November 3,
   2001 and $3,830 at January 27, 2001        $    4,668      $    3,990
                                            ===============  ==============
Projected benefit obligation for service
 rendered to date                             $   (5,359)     $   (4,557)
                                            ---------------  --------------
      FUNDED STATUS                               (5,359)         (4,557)
Unrecognized net gain                               (540)         (1,088)
Unrecognized prior service cost                       19              24
                                            ---------------  --------------
      NET PENSION LIABILITY                   $   (5,880)     $   (5,621)
                                            ===============  ==============

      Change in benefit obligations was as follows (in thousands):

                                              November 3,      January 27,
                                                 2001             2001
                                            ---------------  --------------
Benefit obligation as of beginning of the
 year/period                                    $  4,557      $    3,467
Service costs                                        274             215
Interest costs                                       255             255
Actuarial loss                                       503             926
Benefits paid                                       (230)           (306)
                                            ---------------  --------------
Benefit obligation as of end of the
 year/period                                    $  5,359      $    4,557
                                            ===============  ==============
                                       F-20
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT BENEFITS (Continued)

      Change in plan assets were as follows (in thousands):

                                              November 3,      January 27,
                                                 2001             2001
                                            ---------------  --------------
Fair value of assets as of beginning of the
 year/period                                     $     -      $       -

Employer contribution                                230            306
Benefits paid                                       (230)          (306)
                                            ---------------  --------------
Fair value of assets as of end of the
 year/period                                     $     -      $       -
                                            ===============  ==============

      The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico. Contributions to this plan are at the discretion of the Board of Directors. During the 40 weeks ended November 3, 2001, the Board of Directors elected not to pay its contribution for the 2001 calendar year. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States and the U. S. Virgin Islands. The cost of these plans are recognized in the year the cost is incurred. As a result of its decision not to make its contribution and an over accrual during fiscal 2001 related to the noncontributory defined contribution plan, the Company recognized a net credit during the 40 weeks ended November 3, 2001 of $12,000 for these plans versus expenses of $697,000 and $620,000 for fiscal 2001 and fiscal 2000, respectively.

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















                                       F-21
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)


      The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                     November 3,              January 27,
                                        2001                     2001
                               ----------------------   ----------------------
                                Carrying      Fair       Carrying     Fair
                                 Amount       Value       Amount      Value
                               ---------    ---------   ---------   ---------
Cash and cash equivalents     $   2,169    $   2,169   $  34,833   $  34,833

Debt                           (205,358)     (56,592)   (204,625)   (100,913)


NOTE 9 -- CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.

NOTE 10 -- CONTINGENCIES

       At November 3, 2001, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. Management believes there were no material contingencies as of November 3, 2001. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

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

     Inventory at retail value
     Reconstruction of property and replacement of equipment at replacement cost
     Extra expenses reimbursed dollar for dollar





F-22
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 11 -- HURRICANE GEORGES (Continued)

      During fiscal years ended January 29, 2000 and January 27, 2001 the Company recorded a $15.1 million Gain and $2.5 million gain, respectively, which was a result of the excess of insurance coverage for inventory, property, and equipment over the net book value of these items at the time the storm occurred.

      The property damage portion of the insurance claim resulting from Hurricane Georges has been agreed to in the amount of approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been received.

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands
 (the "claim") as a result of Hurricane Georges. The claim is based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which is the end of the applicable indemnity period. The Company has received $6.9 million from its insurance carriers related to this portion of the claim.
 The $6.9 million is comprised of a $5.0 million advance and reimbursement of $1.9 million of the Company's claim preparation fees. The $5.0 million advance will not be included in earnings until such time as the claim is settled and the related gain is realized. During the Company's fiscal year that ended January 27, 2001 the carriers invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. The Company and the carriers have been unable to agree which court has jurisdiction over appointing the umpire. Consequently, the appointment of the umpire is being litigated in two jurisdictions. On October 30, 2001 the Federal Court for the Southern District of Florida appointed an umpire as a result of litigation initiated by the Company. The umpire and the appraisers for the Company and the insurance carriers have taken initial steps to organize the appraisal process. The insurance carriers have asked that the appraisal process in Florida be stayed while they appeal the appointment of the umpire to the U.S. Court of Appeals for the Eleventh District. At the date of this release the appraisal process in Florida has not been stayed and no decision has been rendered by the U.S. Court of Appeals. The litigation initiated in Puerto Rico by the carriers for the appointment of an umpire is continuing. The Company is unable to predict when the appraisal process will conclude or what total amount eventually may be recovered.

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







                                       F-23
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13-- DISCLOSURE ON OPERATING SEGMENTS

      The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 48 supermarkets, 42 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster video stores for Puerto Rico and the U. S. Virgin Islands operated through 41 video rental stores, 39 of which are in Puerto Rico and 2 of which are in the U. S. Virgin Islands. Most of the video rental stores are adjacent to, or a separate section within, a retail food supermarket. Administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.

Reportable operating segment financial information is as follows (dollars in thousands):


                                  Retail Food          Video Rental            Total

40 weeks ended November 3, 2001
Net sales                         $  403,921           $  29,421          $   433,342
Depreciation and amortization        (16,508)             (6,163)             (22,671)
Operating profit                       1,158               1,975                3,133
Total assets                         371,899              22,260              394,159
Capital expenditures                  (5,237)                (34)              (5,271)

(Unaudited)
40 weeks ended November 4, 2000
Net sales                         $  446,715           $  32,084          $   478,799
Depreciation and amortization        (19,368)             (6,577)             (25,945)
Operating (loss) profit               (3,433)              1,321               (2,112)
Total assets                         399,209              24,226              423,435
Capital expenditures                 (16,115)                (39)             (16,154)

Fiscal Year Ended 2001
Net sales                         $  579,096           $  42,954          $   622,050
Depreciation and amortization        (25,681)             (8,461)             (34,142)
Operating (loss) profit               (6,348)*             3,079               (3,269)*
Total assets                         412,027              22,763              434,790
Capital expenditures                 (17,377)                (75)             (17,452)

Fiscal Year Ended 2000
Net sales                         $  624,225           $  49,920          $   674,145
Depreciation and amortization        (22,838)             (8,794)             (31,632)
Operating profit                      30,851**             6,800**             37,651**
Capital expenditures                 (21,443)               (207)             (21,650)


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




                                       F-24


                                                                    Schedule I
                        PUEBLO XTRA INTERNATIONAL, INC.
                      BALANCE SHEETS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                  November 3,        January 27,
                                                           2001               2001
                                                      -------------      -------------
ASSETS

CURRENT ASSETS                                          $        5         $    8,439
                                                        -------------      -----------

INVESTMENT IN SUBSIDIARIES                                  57,286             65,719
NOTE RECEIVABLE-MIRROR LOAN                                164,531            167,531
DEFERRED CHARGES AND OTHER ASSETS                            2,037              1,639
                                                        ------------       -----------
  TOTAL ASSETS                                          $  223,859         $  243,328
                                                        ============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accrued expenses                                    $     3,533         $   11,829
   Intercompany payable, net                                 9,583             13,273
                                                       -------------      -----------
  TOTAL CURRENT LIABILITIES                                 13,116             25,102

NOTES PAYABLE                                              175,358            174,625
                                                       -------------      -----------
  TOTAL LIABILITIES                                        188,474            199,727
                                                       -------------      -----------
COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDER'S EQUITY
   Common stock                                                  -                  -
   Additional paid-in capital                               91,500             91,500
   Accumulated deficit                                     (56,115)           (47,899)
                                                       -------------     ------------
   TOTAL STOCKHOLDER'S EQUITY                               35,385             43,601
                                                       -------------     -------------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $   223,859         $  243,328
                                                       =============     =============

                                (Continued)

















                                       S-1

                        PUEBLO XTRA INTERNATIONAL, INC.
                  STATEMENTS OF OPERATIONS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                       40 weeks         Fiscal Year Ended
                                                        ended     --------------------------
                                                      November 3 ,  January 27,   January 29,
                                                          2001         2001         2000
                                                       ---------   ----------   -----------
Interest income                                         $ 13,074     $ 23,005     $ 25,868
Interest expense on debt                                 (14,049)     (24,188)     (26,981)
Selling, general and administrative expenses                   -           (2)        (206)
                                                       ----------   ----------   -----------
   LOSS BEFORE INCOME TAXES, EQUITY LOSSES FROM
      SUBSIDIARIES, AND EXTRAORDINARY ITEM                  (975)      (1,185)      (1,319)

Income tax benefit                                         1,192        8,778          458
                                                       ----------   ----------   -----------
   INCOME (LOSS) BEFORE EQUITY LOSSES FROM
      SUBSIDIARIES AND EXTRAORDINARY ITEM                    217        7,593         (861)

(Loss) Equity gain from subsidiaries                      (8,433)     (25,501)       5,585
                                                       ----------   ----------   -----------

   NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM            (8,216)     (17,908)       4,724

Extraordinary item, gain from early extinguishment
   of debt, net of taxes                                       -       20,603            -
                                                       ----------   ----------   -----------

         NET (LOSS) INCOME                              $ (8,216)    $  2,695     $  4,724
                                                       ==========   ==========   ===========





























                                       S-2
                        PUEBLO XTRA INTERNATIONAL, INC.
                 STATEMENTS OF CASH FLOWS-PARENT COMPANY ONLY
                            (Dollars in thousands)


                                                               40 weeks        Fiscal Year Ended
                                                                ended     -----------------------
                                                              November 3, January 27, January 29,
                                                                 2001        2001        2000
                                                               ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                            $ (8,216)   $  2,695    $  4,724
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary gain on early extinguishment of debt                     (20,603)          -
      Decrease in deferred charges and other assets                  363         629         705
      Changes in operating assets and liabilities:
          Decrease in:
            Notes/accounts receivable                                  -      86,158           -
            Prepaid expenses                                           -         158           -
            Interest receivable, net                               3,000       4,410           -
            Deferred income taxes                                   (761)     (8,777)       (459)
          (Decrease) Increase in:
             Accrued expenses                                     (8,296)     (4,372)        (69)
             Intercompany payable, net                            (3,690)     (2,646)        922
                                                                ---------   ---------   ----------
      Net cash (used in) provided by operating activities        (17,600)     57,652       5,823
                                                                ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in investment in subsidiaries                8,433      25,501      (5,585)
  Increase in investment in subsidiaries due to forgiveness
      of debt                                                          -     (37,717)          -
                                                                ---------   ---------   ----------
      Net cash provided by (used in) investing activities          8,433     (12,216)     (5,585)
                                                                ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment from notes payable to a related party             -      (1,138)     (1,103)
   Purchase of Senior Notes due 2003                                   -     (49,999)          -
   Proceeds from notes payable to a related party                    733       1,138       1,170
                                                                ---------   ---------   ----------
      Net cash (used in) provided by financing activities            733     (49,999)         67
                                                                ---------   ---------   ----------
Net (decrease) increase in cash and cash equivalents              (8,434)     (4,563)        305

Cash and cash equivalents at beginning of period                   8,439      13,002      12,697
                                                                ---------   ---------   ----------
Cash and cash equivalents at end of period                       $     5     $ 8,439    $ 13,002
                                                                =========   =========   ==========















                                        S-3
                                                                  Schedule II
             Pueblo Xtra International, Inc. and Subsidiaries
                    Valuation and Qualifying Accounts
       For the 40 weeks ended November 3, 2001 and Fiscal Years Ended
                  January 27, 2001 and January 29, 2000


                                                   (Dollars in thousands)

                                    Balance at    Additions                      Balance
                                    Beginning     Charged to                     at End
                                     of Year/     Costs and                     of Year/
          Description                 Period       Expenses    Deductions (1)   Period (2)
-----------------------------      -----------   -----------  ---------------  -----------

40 Weeks Ended November 3, 2001
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  10,980     $   2,896     $   3,549      $  10,327

Fiscal 2001
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  12,091     $   4,233     $   5,344      $  10,980

Fiscal 2000
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  16,377     $     794     $   5,080      $  12,091



----------
(1)  Amounts consist primarily of payments on claims.

(2)Amounts represent both the current and long-term portions.























                                        S-4
                                                                   EXIBIT 21.7
FIFTH AMENDMENT

FIFTH AMENDMENT dated as of November 2, 2001 (the "Amendment") to the Amended and Restated Credit Agreement dated as of April 29, 1997 (as amended to date, the "Credit Agreement") among PUEBLO XTRA INTERNATIONAL, INC., a Delaware corporation ("PXI"), PUEBLO INTERNATIONAL, INC., a Delaware corporation (the "Borrower"), XTRA SUPER FOOD CENTERS, INC., a Delaware corporation ("XTRA"), the Syndication Agent, the Administrative Agent, and the Banks party thereto from time to time. All capitalized terms used in this Amendment and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.
W I T N E S S E T H :
WHEREAS, subject to the terms and conditions of this Amendment, the parties hereto wish to amend the Credit Agreement;

NOW, THEREFORE, it is agreed:

1. Section 7.08 of the Credit Agreement is hereby amended by (x) deleting the phrase "last Saturday of January" where such phrase appears in clause (i), and (y) inserting the phrase "Saturday closest to October 31" in lieu thereof.

2. Section 8.11 of the Credit Agreement is hereby amended by (x) deleting the ratio "1.25:1.00" set forth opposite the heading "Fiscal Quarter Ending November 3, 2001", and (y) inserting the ratio "1.55:1.00" in lieu thereof.

3. Section 8.12(a)(ii) of the Credit Agreement is hereby amended by inserting immediately following the word "By Laws" the phrase "or, in the case of the Borrower following its conversion to a Delaware limited liability company, its certificate of formation or its limited liability company agreement".

4. Section 10 of the Credit Agreement is hereby amended by deleting the definition of "Borrower" in its entirety and inserting the following new definition in lieu thereof: "Borrower" shall mean Pueblo International Inc., and following its conversion to a Delaware limited liability company, Pueblo International LLC.

5. Each Bank hereby consents to the conversion of Pueblo International Inc. to a Delaware limited liability company with the name of "Pueblo International LLC" and with the initial Certificate of Formation, dated as of November 2, 2001 and the Limited Liability Company Agreement and Single Member Declaration, dated as of November 2, 2001, provided that 100% of the membership interests in Pueblo International LLC are certificated and are pledged to the Collateral Agent pursuant to the PXI Pledge Agreement.

6. For purposes of Sections 3.04, 8.09, 8.10, and 8.11 of the Credit Agreement, the fiscal quarter of PXI and its Subsidiaries that commences on November 4, 2001 will end (or be deemed to end) on January 26, 2002 (as stated in such Sections), however for other reporting purposes (including the filing of PXI's report on form 10-Q) such fiscal quarter may end on February 23, 2002'.

7. In order to induce the Required Banks to enter into this Amendment, PXI and the Borrower hereby represent and warrant that:
            (a) no Default or Event of Default exists as of the Fifth Amendment Effective Date (as defined below), both before and after giving effect to this Amendment; and
            (b) all of the representations and warranties contained in the Credit Agreement or the other Credit Documents are true and correct in all material respects on and as of the Fifth Amendment Effective Date both before and after giving effect to this Amendment (it being understood that any representation or warranty made as of a specific date shall be true and correct in all material respects as of such specific date).

8. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

9. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

10. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNEDBY THE LAW OF THE STATE OF NEW YORK.

11. This Amendment shall become effective as of November 2, 2001 on the date (the "Fifth Amendment Effective Date") when (i) the Administrative Agent has received the amendment fee in relation to this Amendment as provided in the separate fee letter, (ii) each of PXI, the Borrower, Xtra, the Subsidiary Guarantors and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Administrative Agent at its Notice Office, and (iii) PXI shall have delivered 100% of the membership interests in Pueblo International LLC in certificated form to the Collateral Agent.

12. From and after the Fifth Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby.














IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Amendment as of the date first above written.

                                            PUEBLO XTRA INTERNATIONAL, INC.


                                            By: /s/ Daniel J. O'Leary
                                            Title: Executive Vice President
                                                   & Chief Financial Officer


                                            PUEBLO INTERNATIONAL, INC.


                                            By: /s/ Daniel J. O'Leary
                                            Title: Executive Vice President
                                                   & Chief Financial Officer

                                            XTRA SUPER FOOD CENTERS, INC.


                                            By: /s/ Daniel J. O'Leary
                                            Title: Executive Vice President
                                                   & Chief Financial Officer




































                                            THE BANK OF NOVA SCOTTIA


                                            By: /s/ W. Brown
                                            Title: Managing Director
























































                                            BANK OF AMERICA, N.A


                                            By: /s/ Wayne R. Porritt
                                            Title: Managing Director
























































ACKNOWLEDGED:


PUEBLO MARKETS, INC.


By: /s/ Daniel J. O'Leary
Title: Executive Vice President
       & Chief Financial Officer




PUEBLO SUPER VIDEOS, INC.


By: /s/ Daniel J. O'Leary
Title: Executive Vice President
       & Chief Financial Officer




ALL TRUCK, INC.


By: /s/ Daniel J. O'Leary
Title: Executive Vice President
       & Chief Financial Officer




XTRA DRUGSTORE, INC.


By: /s/ Daniel J. O'Leary
Title: Executive Vice President
       & Chief Financial Officer





















                                                                   EXIBIT 21.8
SIXTH AMENDMENT

 SIXTH AMENDMENT dated as of January 31, 2002 (the "Amendment") to the Amended and Restated Credit Agreement dated as of April 29, 1997 (as amended to date, the "Credit Agreement") among PUEBLO XTRA INTERNATIONAL, INC., a Delaware corporation ("PXI"), PUEBLO INTERNATIONAL, INC., a Delaware corporation (the "Borrower"), XTRA SUPER FOOD CENTERS, INC., a Delaware corporation ("XTRA"), the Syndication Agent, the Administrative Agent, and the Banks party thereto from time to time. All capitalized terms used in this Amendment and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.

                            W I T N E S S E T H :


             WHEREAS, subject to the terms and conditions of this Amendment, the parties hereto wish to amend the Credit Agreement;

             NOW, THEREFORE, it is agreed:
1. Section 3.04 of the Credit Agreement is hereby amended and restated inits entirety as follows:

             "3.04 Limitation on Availability. (a)(i) At any time during each period set forth below, the sum of (x) the aggregate principal amount of Loans outstanding and (y) the aggregate amount of L/C Oustandings, shall not exceed the amount (as further reduced pursuant to clause (ii) below) set forth opposite such period:

             Period (dates are inclusive)              Amount

             August 12, 2001 - November 3, 2001        $41,700,000.00

             November 4, 2001 - January 26, 2002       $43,900,000.00

             January 27, 2002 - May 18, 2002           $43,000,000.00

             May 19, 2002 - Maturity Date              $40,000,000.00

       (ii) The aggregate available amounts set forth in clause (i) above shall be reduced by the amount of any reductions in the Total Unutilized Revolving Commitment or Total Revolving Commitment pursuant to Section 3.02 or Section 3.03.

             (b) During any period set forth in Section 3.04(a), the Borrower shall be required to make mandatory prepayments in the manner set forth in
 Section 4.02(A)(a) as if the Adjusted Total Revolving Commitment in effect were equal to the aggregate amount then available under Section 3.04(a)."

             2. In order to induce the Required Banks to enter into this Amendment, PXI and the Borrower hereby represent and warrant that:






       (a) no Default or Event of Default exists as of the Sixth
 Amendment Effective Date (as defined below), both before and after giving effect to this Amendment; and

       (b) all of the representations and warranties contained in the Credit Agreement or the other Credit Documents are true and correct in all material respects on and as of the Sixth Amendment Effective Date both before and after giving effect to this Amendment (it being understood that any representation or warranty made as of a specific date shall be true and correct in all material respects as of such specific date).

             3. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

             4. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

             5. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

             6. This Amendment shall become effective as of January 31, 2002 on the date (the "Sixth Amendment Effective Date") when each of PXI, the Borrower, Xtra, the Subsidiary Guarantors and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Administrative Agent at its Notice Office.

             7. From and after the Sixth Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby.


            IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Amendment as of the date first above written.

PUEBLO XTRA INTERNATIONAL, INC.


                              By: /s/ Daniel J. O'Leary
                              Title: Executive Vice President
                                     & Chief Financial Officer



PUEBLO INTERNATIONAL, INC.


                              By: /s/ Daniel J. O'Leary
                              Title: Executive Vice President
                                     & Chief Financial Officer




                            XTRA SUPER FOOD CENTERS,INC.

                              By: /s/ Daniel J. O'Leary
                              Title: Executive Vice President
                                     & Chief Financial Officer

































THE BANK OF NOVA SCOTIA


By: /s/ Patrick J. Hawes

Title: Comptroller



BANK OF AMERICA, N.A.


  By: /s/ Wayne R. Porritt
      Title: Managing Director




ACKNOWLEDGED:

PUEBLO MARKETS, INC.


  By: /s/ Daniel J. O'Leary
  Title: Executive Vice President
         & Chief Financial Officer



PUEBLO SUPER VIDEOS, INC.


  By: /s/ Daniel J. O'Leary
  Title: Executive Vice President
         & Chief Financial Officer



ALL TRUCK, INC.

  By: /s/ Daniel J. O'Leary
  Title: Executive Vice President
         & Chief Financial Officer



XTRA DRUGSTORE, INC.

  By: /s/ Daniel J. O'Leary
  Title: Executive Vice President
         & Chief Financial Officer





























PUEBLO CARIBBEAN VIDEOS, INC.


By: /s/ Daniel J. O'Leary
Title: Executive Vice President
       & Chief Financial Officer

1/29/2002 6:57 PM (2K)
NEWYORK 854947 v4 [$b_j04!.DOC]




1/29/2002 6:57 PM (2K)
NEWYORK 854947 v4 [$b_j04!.DOC]
-59-




1/29/2002 6:57 PM (2K)
NEWYORK 854947 v4 [$b_j04!.DOC]