Form 10-Q
period 2002-02-23
PUEBLO XTRA INTERNATIONAL INC
filed 2002-04-09
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                   For the quarter ended February 23, 2002

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of April 9, 2002 -- 200.







                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
            February 23, 2002 (Unaudited) and November 3, 2001. . . . . .  3-4

Consolidated Statements of Operations (Unaudited) -
            Sixteen weeks ended February 23, 2002
            and February 24, 2001 . . . . . . . . . . . . . . . . . . . .    5

Consolidated Statements of Cash Flows (Unaudited)-
            Sixteen weeks ended February 23, 2002
            and February 24, 2001 . . . . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . .  7-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .10-13

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . 13

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  15
























                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                             February 23,        November 3,
                                                2002                2001
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $    5,806         $    2,169
   Accounts receivable, net of allowance for
    doubtful accounts of $477 at February 23,
    2002 and $520 at November 3, 2001             2,686              3,450
   Inventories                                   52,939             54,228
   Prepaid expenses                               6,745              8,997
   Deferred income taxes                         14,534             14,534
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          82,710             83,378
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,299              6,299
   Buildings and improvements                    40,032             40,051
   Furniture, fixtures and equipment            100,138             99,758
   Leasehold improvements                        44,249             43,736
   Construction in progress                       2,023              2,803
                                              ---------          ---------
                                                192,741            192,647
   Less accumulated depreciation
      and amortization                           97,223             94,110
                                              ---------          ---------
                                                 95,518             98,537
   Property under capital leases, net            12,391             12,690
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 107,909            111,227

GOODWILL, net of accumulated amortization of
   $43,279 at February 23, 2002 and $41,821
   at November 3, 2001                          148,759            150,217
DEFERRED INCOME TAX                               1,080              1,080
TRADE NAMES, net of accumulated amortization
 of $11,326 at February 23, 2002 and $11,059
 at November 3, 2001                             27,174             27,441
DEFERRED CHARGES AND OTHER ASSETS                20,037             20,816
                                              ---------          ---------
   TOTAL ASSETS                               $ 387,669          $ 394,159
                                              =========          =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.
                               CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                           (Unaudited)
                                           February 23,        November 3,
                                               2002               2001
                                          -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   53,496         $   53,539
   Accrued interest                             1,173              4,432
   Accrued expenses                            16,453             16,669
   Salaries, wages and benefits payable         8,846              7,862
   Current obligations under capital leases       648                623
   Borrowings under revolving credit
      facility                                 30,000                  -
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                  110,616             83,125

BORROWINGS UNDER REVOLVING CREDIT
   FACILITY - LONG-TERM PORTION                     -             30,000
NOTES PAYABLE                                 175,668            175,358
CAPITAL LEASE OBLIGATIONS, net of
   current portion                             12,086             12,296
RESERVE FOR SELF-INSURANCE CLAIMS               6,035              6,008
DEFERRED INCOME TAXES                          20,479             20,486
OTHER LIABILITIES AND DEFERRED CREDITS         31,990             31,501
                                          -----------        -----------
   TOTAL LIABILITIES                          356,874            358,774
                                          -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                        (60,705)           (56,115)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                  30,795             35,385
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  387,669         $  394,159
                                          ===========        ===========












              The accompanying notes are an integral part of these
                       consolidated financial statements.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                                        (Unaudited)
                                                      16 weeks ended
                                             --------------------------------
                                              February 23,      February 24,
                                                  2002              2001
                                             --------------    --------------
Net sales                                         $187,281          $187,736
Cost of goods sold                                 125,880           127,683
                                             --------------    --------------
  GROSS PROFIT                                      61,401            60,053

OPERATING EXPENSES
Selling, general and administrative expenses        50,144            50,663
Store closings:
  Write down of impaired assets                          -               (44)
Depreciation and amortization                        8,712            10,426
                                             --------------    --------------
  OPERATING PROFIT (LOSS)                            2,545              (992)

Interest expense on debt                            (6,641)           (6,924)
Interest expense on capital lease obligations         (559)             (521)
Interest and investment income, net                     65               340
                                             --------------    --------------
  LOSS BEFORE TAXES                                 (4,590)           (8,097)

Income tax benefit                                       -             3,281
                                             --------------    --------------
 NET LOSS                                          $(4,590)          $(4,816)
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

                                                                               (Unaudited)
                                                                                       16 weeks ended
                                                                            ---------------------------------
                                                                              February 23,      February 24,
                                                                                  2002              2001
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $(4,590)          $(4,816)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Depreciation and amortization of property and equipment           4,967             6,345
         Amortization of intangible and other assets                       3,745             4,081
         Amortization of bond discount                                       310               276
         Gain on disposal of property and equipment, net                     (21)              (17)
         Provision for deferred income taxes                                   -            (3,281)
         Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                              764               708
            Inventories                                                     (268)            1,429
            Prepaid expenses                                               2,252              (372)
            Other assets                                                     316               424
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest       (2,507)           (2,648)
            Other liabilities and deferred credits                           482             4,851

                                                                     ---------------   --------------
       Net cash provided by operating activities                           5,450             6,980
                                                                     ---------------   --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (1,649)           (1,553)
      Proceeds from disposal of property and equipment                        21                19
                                                                     ---------------   --------------
      Net cash used in investing activities                               (1,628)           (1,534)
                                                                     ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                        (185)             (187)
                                                                     ---------------   --------------
      Net cash used in financing activities                                 (185)             (187)
                                                                     ---------------   --------------
  Net increase in cash and cash equivalents                                3,637             5,259

  Cash and cash equivalents at beginning of period                         2,169             6,663
                                                                     ---------------   --------------
  Cash and cash equivalents at end of period                              $5,806           $11,922
                                                                     ===============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                             $9,607            $9,951
     Income taxes, net of refunds                                             $0            $3,750











                     The accompanying notes are an integral part of these
                          consolidated financial statements
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     On November 2, 2001 the Company changed its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the first quarter of the current fiscal year is the 16 weeks ended February 23, 2002. The comparable period is the 16 weeks ended February 24, 2001 which is presented for comparison purposes and has never been reported separately in filings with the Securities and Exchange Commission. Operating results for the 16 weeks ended February 23, 2002 and February 24, 2001 are not necessarily indicative of results that may be expected for a full fiscal year.

     With respect to the unaudited financial information for the 16 weeks ended February 23, 2002 and February 24, 2001, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the final accounting for the settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced a decrease in sales and profitability over the past several years. As a result, the Company's financial position has been negatively impacted including a working capital deficit of approximately $27.9 million. Management believes the decrease in sales and profitability is due to the negative effects of Hurricane Georges, which occurred in September 1998, increased competition and weakness in the economy in both Puerto Rico and the U.S. Virgin Islands. The working capital deficit is due to the Company's revolving credit facility coming due within the next year (February 1, 2003). These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The Company has taken certain initiatives to improve its profitability and financial position, including repurchase of $87.7 million principal amount of its 9 1/2% Notes due 2003 (the "Notes") and its 9 1/2% Series C Senior Notes due 2003 (the "Series C Senior Notes") during the fiscal year ending January 27, 2001 for $51.5 million (including expenses), operating cost reductions, closing under performing stores, remodeling the majority of its remaining stores and the introduction of its PuebloCard loyalty and discount program. Additionally, the Company will seek to refinance its revolving credit facility prior to its due date of February 1, 2003.
 Although no assurances can be given, management believes the above steps will improve the Company's operating performance and cash flows. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.






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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 47 supermarkets, 41 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also operates 41 video tape rental stores, 39 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.

 Reportable operating segment financial information is as follows (dollars in thousands):


                                 Retail Food           Video Rental             Total

For the 16 Weeks Ended and as of February 23, 2002:

Net sales                         $  173,551        $     13,730          $   187,281
Depreciation and amortization         (6,583)             (2,129)              (8,712)
Operating profit (a)                     614               1,931                2,545
Total assets                         367,269              20,400              387,669
Capital expenditures                  (1,646)                 (3)              (1,649)

For the 16 Weeks Ended February 24, 2001:

Net sales                         $  173,835        $     13,901          $   187,736
Depreciation and amortization         (7,917)             (2,509)             (10,426)
Operating (loss) profit (a)           (2,861)              1,869                 (992)
Capital expenditures                  (1,504)                (49)              (1,553)

As of November 3, 2001:

Total assets                      $  371,899        $     22,260          $   394,159


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

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB")issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

       SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal year ending November 2, 2002, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization expense was $1.5 million for both the 16 weeks ended February 23, 2002 and February 24, 2001.

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

Selected Operating Results

                                            (As a percentage of sales)

<CAPTION)
                                                                 16 WEEKS ENDED
                                                     --------------------------------------
                                                      February 23,            February 24,
                                                          2002                    2001
                                                     --------------          --------------
Gross Profit                                               32.8 %                   32.0%
Selling, General & Administrative Expenses                 26.8                     27.0
EBITDA, as defined (1)                                      6.1                      5.1
Depreciation & Amortization                                 4.7                      5.6
Operating Profit (loss)                                     1.4                     (0.5)
Loss Before Income Taxes                                   (2.5)                    (4.3)
Net Loss                                                   (2.5)                    (2.6)

----------
 (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the write down of impaired assets. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only.

Results of Operations

     As of February 23, 2002, the Company operated a total of 47 supermarkets and 41 video rental locations in Puerto Rico and the U. S. Virgin Islands. Between February 24, 2001 and February 23, 2002, the Company closed one of its supermarkets and two of its video rental stores in Puerto Rico. The history of store openings and closings from February 24, 2001 through the end of the first quarter of the current year on February 23, 2002, as well as the store composition, is set forth in the tables below:


Stores in Operation:
  At February 24, 2001  . . . . . . . . . . .         91
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          0
     Video tape rental stores  . . . . . . .          0

 Stores closed:
     Supermarket . . . . . . . . . . . . . .          1
     Video tape rental stores  . . . . . . .          2
                                                   -------
  At February 23, 2002 . . . . . . . . . . .         88
                                                   =======

 Remodels  . . . . . . . . . . . . . . . . .          2
                                                   =======

                                                   February 23,         February 24,
                                                       2002                 2001
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 47                   48
        Video tape rental stores . . . . . .                 41                   43
                                                        -------              -------
  Total                                                      88                   91
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 80                   83
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      88                   91
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                           Percentage (decrease) increase in sales
                                           for the 16 weeks ended February 23, 2002
                                          ------------------------------------------
Total Sales                                                (0.2)%
                                                          =======
Comparable Stores:

   Retail Food Division                                     0.3%
                                                          =======
   Video Tape Rental Division                              (0.4%)
                                                          =======

      Total Comparable Store Sales                          0.2%
                                                          =======

     Total sales for the first quarter (16 weeks) ended February 23, 2002 were $187.3 million, versus $187.7 million for the 16 comparable weeks ended February 24, 2001, a decrease of 0.2%; however same store sales increased by 0.2%. For the 16 weeks ended February 23, 2002, same store sales were $185.6 million versus $185.2 million for the 16 comparable weeks ended February 24, 2001. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division increased 0.3% from the 16 comparable weeks ended February 24, 2001. The principal factors contributing to the increase in same stores sales in the Retail Food Division, despite continued growth in competition, are the Company's PuebloCard, a customer loyalty card program launched in March 2001, and the Company's repositioning efforts, also begun in March 2001. Video Rental Division same store sales decreased 0.4% from the 16 comparable weeks ended February 24, 2001.

     Gross profit increased for the quarter (16 weeks) ended February 23, 2002 by $1.3 million to $61.4 million from $60.1 million for the comparable period of the prior year (16 weeks) ended February 24, 2001. The rate of gross profit (as a percentage of sales), for the quarter (16 weeks) ended February 23, 2002 was 32.8% compared to 32.0% for the comparable period of the prior year (16 weeks) ended February 24, 2001, an increase of 0.8%. The primary reason for the improvement in gross profit and the rate of gross profit was the impact of the Company's loyalty program in its Retail Food division, which began in March of 2001. In addition to providing loyal customers with enhanced values the program provides the Company the ability to improve control of its promotional programs. The program is based on the PuebloCard which identifies the card holder as a member of the program and the special pricing the card holder is entitled to on the specific item(s) being checked out. Currently, Pueblo is the only supermarket retailer offering such a program in Puerto Rico and the U. S. Virgin Islands.

     Selling, general and administrative expenses were $50.1 million for the quarter (16 weeks) ended February 23, 2002 compared to $50.7 million for the comparable period of the prior year (16 weeks) ended February 24, 2001, a decrease of $0.6 million.

     Depreciation and amortization was $8.7 million for the quarter (16 weeks) ended February 23, 2002 compared to $10.4 million for the comparable period of the prior year, a decrease of $1.7 million. This decrease was primarily a result of the write off, during the 16 weeks ended February 24, 2001, of property and equipment that had been replaced during fiscal years 2001 and 2000 when the majority of the Company's store remodels were completed.

     The effective tax rate for the 16 weeks ended February 23, 2002 was 0.0% compared to 40.5% for the comparable 16 weeks ended February 24, 2001. The variance is a result of the variance in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

     The Company recorded a net loss for the quarter (16 weeks) ended February 23, 2002 of $4.6 million, a $0.2 million improvement from the net loss of $4.8 million for the 16 comparable weeks ended February 24, 2001.

     EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, and the write down of impaired assets), was $11.3 million for the quarter (16 weeks) ended February 23, 2002, versus $9.4 million for the comparable 16 weeks ended February 24, 2001, an increase of $1.9 million.

Liquidity and Capital Resources

     Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

     The Company has agreed with the banks providing the credit facility that total borrowings (cash and letters of credit) under the facility will be limited to $43.0 million through May 18, 2002 and to $40.0 million from May 19, 2002 through the termination date of the facility, which is February 1, 2003. The Company believes such availability will be sufficient to meet its working capital needs until February 2003. The Company will continue to explore its options for such financing after this date, but no assurances can be given that such financing can be obtained on acceptable terms or at all. As of February 23, 2002, the company had cash borrowings of $30.0 million and letters of credit outstanding of $3.9 million.

     Net cash provided by operating activities for the 16 weeks ended February 23, 2002 was $5.5 million versus $7.0 million for the comparable period of the prior year. The difference is a result of an increase in cash used for components of working capital partially offset by an increase in earnings.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $1.6 million for the 16 weeks ended February 23, 2002 versus $1.5 million for the comparable period of the prior year.

     Net cash used in financing activities was $0.2 million for both the 16 weeks ended February 23, 2002 and February 24, 2001.

     Working capital decreased during the first quarter by $28.2 million to $(27.9) million as of February 23, 2002 from $0.3 million as of November 3, 2001 producing a current ratio of 0.75:1 as of February 23, 2002 versus 1.00:1 as of November 3, 2001. The decrease in working capital is a result of the classification of the company's $30.0 million borrowings under its revolving credit facility as current as of February 23, 2002 as the facility expires on February 1, 2003.

     The Company's management believes that the cash flows generated by its normal business operations together with its available revolving credit facility, or potential replacement thereof, will be adequate for its liquidity and capital resource needs.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of February 23, 2002 and is anticipated to be funded with cash provided by operating activities.

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


ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the 40 weeks ended November 3, 2001
 - Debt in the financial statements, the Company's long-term debt consists of:
 (i) senior notes of $177.3 million at a fixed rate of 9 1/2% due in 2003 and
 (ii) borrowings under the Company's revolving credit facility of $30 million upon which the weighted average interest rate was 6.0% and 10.6% for the 16 weeks ended February 23, 2002 and February 24, 2001, respectively.

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

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands (the "claim") as a result of Hurricane Georges. The claim is based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which is, in management's opinion, the end of the applicable indemnity period. During the Company's fiscal year that ended January 27, 2001, the carriers invoked the appraisal provisions of the policy which, essentially, require an arbitration process to value the claim. The Company and the carriers have been unable to agree which court has jurisdiction over appointing the umpire. Consequently, the appointment of the umpire is being litigated in two jurisdictions. On October 30, 2001, the Federal Court for the Southern District of Florida appointed an umpire as a result of litigation initiated by the Company. The insurance carriers have asked that the appraisal process in Florida be stayed while they appeal the appointment of the umpire to the U.S. Court of Appeals for the Eleventh District. The request for a stay of the appraisal process in Florida has been denied and no decision has been rendered by the U. S. Court of Appeals. The litigation initiated in Puerto Rico by the carriers for the appointment of an umpire has been stayed pending the outcome of the appeal in the Florida litigation to the U.S. Court of Appeals. The company has received $6.9 million which is comprised of a $5.0 million advance and reimbursement of $1.9 million of the Company's claim preparation fees in connection with the $69.4 million proof of loss. The $6.9 million was received prior to the quarter (16 weeks) ended February 23, 2002 and the $5.0 million advance will not be included in income until such time as the claim is settled and the related gain is realized. The Company is unable to predict when the appraisal process will conclude or what total amount eventually may be recovered.


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

                                PUEBLO XTRA INTERNATIONAL, INC.


Dated:  April 9, 2002           /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer