Form 10-Q
period 2002-05-18
PUEBLO XTRA INTERNATIONAL INC
filed 2002-06-20
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                   For the quarter ended May 18, 2002

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from               to _____________

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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of June 20, 2002 -- 200.







                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
            May 18, 2002 (Unaudited) and November 3, 2001. . . . . . . . . 3-4

Consolidated Statements of Operations (Unaudited) -
            Twelve and twenty-eight weeks ended May 18, 2002
            and May 19, 2001 . . . . . . . . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows (Unaudited)-
            Twenty-eight weeks ended May 18, 2002
            and May 19, 2001 . . . . . . . . . . . . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements (Unaudited). . . . .  7-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .10-15

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . 15

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  16
























                                CONSOLIDATED BALANCE SHEETS
                      PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                               May 18,          November 3,
                                                2002                2001
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $    4,385         $    2,169
   Accounts receivable, net of allowance for
    doubtful accounts of $446 at May 18,
    2002 and $520 at November 3, 2001             2,537              3,450
   Inventories                                   52,233             54,228
   Prepaid expenses                              14,009              8,997
   Deferred income taxes                         10,964             14,534
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          84,128             83,378
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,299              6,299
   Buildings and improvements                    40,032             40,051
   Furniture, fixtures and equipment            100,078             99,758
   Leasehold improvements                        44,253             43,736
   Construction in progress                       3,411              2,803
                                              ---------          ---------
                                                194,073            192,647
   Less accumulated depreciation
      and amortization                          100,476             94,110
                                              ---------          ---------
                                                 93,597             98,537
   Property under capital leases, net            12,167             12,690
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 105,764            111,227

GOODWILL, net of accumulated amortization of
   $44,373 at May 18, 2002 and $41,821
   at November 3, 2001                          147,665            150,217
DEFERRED INCOME TAX                               6,153              1,080
TRADE NAMES, net of accumulated amortization
 of $11,525 at May 18, 2002 and $11,059
 at November 3, 2001                             26,975             27,441
DEFERRED CHARGES AND OTHER ASSETS                19,227             20,816
                                              ---------          ---------
   TOTAL ASSETS                               $ 389,912          $ 394,159
                                              =========          =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.
                               CONSOLIDATED BALANCE SHEETS
                    PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                               (Unaudited)
                                                  May 18,          November 3,
                                                   2002               2001
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                            $   53,913         $   53,539
   Accrued interest                                 5,095              4,432
   Accrued expenses                                15,490             16,669
   Salaries, wages and benefits payable             8,209              7,862
   Current obligations under capital leases           667                623
   Borrowings under revolving credit
      facility                                     30,000                  -
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                      113,374             83,125

BORROWINGS UNDER REVOLVING CREDIT
   FACILITY - LONG-TERM PORTION                         -             30,000
NOTES PAYABLE                                     175,911            175,358
CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 11,918             12,296
DEFERRED INCOME TAXES                              21,982             20,486
RESERVE FOR SELF-INSURANCE CLAIMS                   6,085              6,008
OTHER LIABILITIES AND DEFERRED CREDITS             32,088             31,501
                                               -----------        -----------
   TOTAL LIABILITIES                              361,358            358,774
                                               -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                      91,500             91,500
   Accumulated deficit                            (62,946)           (56,115)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                      28,554             35,385
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  389,912         $  394,159
                                               ===========        ===========












              The accompanying notes are an integral part of these
                       consolidated financial statements.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES
                              (Dollars in thousands)


                                                   (Unaudited)                  (Unaudited)
                                               12 weeks    12 weeks        28 weeks    28 weeks
                                                 ended       ended           ended       ended
                                                May 18,     May 19,         May 18,      May 19,
                                                 2002         2001            2002        2001
                                             -----------   ----------     -----------  ----------
Net sales                                      $136,189      $131,714        $323,470   $319,450
Cost of goods sold                               90,957        88,317         216,837    216,000
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  45,232        43,397         106,633    103,450

OPERATING EXPENSES
Selling, general and administrative expenses     35,783        36,596          85,927     87,259
Write down of impaired assets-store closings          -             -               -        (44)
Depreciation and amortization                     6,227         6,696          14,939     17,122
                                             -----------   -----------     -----------  ---------
   OPERATING PROFIT (LOSS)                        3,222           105           5,767       (887)

Interest expense on debt                         (5,079)       (5,144)        (11,720)   (12,068)
Interest expense on capital lease obligations      (421)         (432)           (980)      (953)
Interest and investment income, net                  37           167             102        507
                                             -----------   -----------     -----------  ---------
  LOSS BEFORE TAXES                              (2,241)       (5,304)         (6,831)   (13,401)

Income tax benefit                                    -         2,365               -      5,646
                                             -----------   -----------     -----------  ---------
   NET LOSS                                     $(2,241)      $(2,939)        $(6,831)   $(7,755)
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

                                                                               (Unaudited)
                                                                                       28 weeks ended
                                                                            ---------------------------------
                                                                                May 18,             May 19,
                                                                                  2002              2001
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $(6,831)          $(7,755)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Depreciation and amortization of property and equipment           8,531             9,995
         Amortization of intangibles, other assets and inventories         6,408             7,127
         Amortization of bond discount                                       553               492
         Provision for deferred income taxes                                   -            (5,646)
         Gain on disposal of property and equipment, net                     (37)              (30)
         Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                              913             1,579
            Inventories                                                     (584)              587
            Prepaid expenses                                              (5,012)           (3,954)
            Other assets                                                     778               772
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest         (149)            7,298
            Salaries, wages and benefits payable                             347              (180)
            Other liabilities and deferred credits and reserve for
             self-insurance claims                                           664             6,447
                                                                     ---------------   --------------
       Net cash provided by operating activities                           5,581            16,732
                                                                     ---------------   --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (3,068)           (3,196)
      Proceeds from disposal of property and equipment                        37                32
                                                                     ---------------   --------------
      Net cash used in investing activities                               (3,031)           (3,164)
                                                                     ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit facility                            2,000            10,000
     Pay back of revolving credit facility                                (2,000)          (25,000)
     Principal payments on capital lease obligations                        (334)             (352)
                                                                     ---------------   --------------
      Net cash used in financing activities                                 (334)          (15,352)
                                                                     ---------------   --------------
  Net increase (decrease) in cash and cash equivalents                     2,216            (1,784)

  Cash and cash equivalents at beginning of period                         2,169             6,663
                                                                     ---------------   --------------
  Cash and cash equivalents at end of period                              $4,385            $4,879
                                                                     ===============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $10,503           $11,102
     Income taxes paid (refunded), net                                     ($597)           $3,750









                     The accompanying notes are an integral part of these
                          consolidated financial statements
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  PUEBLO XTRA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     On November 2, 2001 the Company changed its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the second quarter of the current fiscal year is the 12 weeks ended May 18, 2002 and the first two quarters of the current fiscal year are the 28 weeks ended May 18, 2002. The comparable periods are the 12 and 28 weeks ended May 19, 2001, which are presented herein for comparison purposes and have never been reported separately in filings with the Securities and Exchange Commission. Operating results for the 12 and 28 weeks ended May 18, 2002 and May 19, 2001 are not necessarily indicative of results that may be expected for a full fiscal year.

     With respect to the unaudited financial information for the 12 and 28 weeks ended May 18, 2002 and May 19, 2001, it is the opinion of management of Pueblo Xtra International, Inc. and its wholly-owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the final accounting for the settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's sales, operating earnings and net loss have improved during the 28 weeks ended May 18, 2002. However, the Company experienced a decrease in sales and profitability over the past several years. As a result, the Company's financial position has been negatively impacted including a working capital deficit of approximately $29.2 million. Management believes the decrease in sales and profitability was due to the negative effects of Hurricane Georges, which occurred in September 1998, and increased competition and weakness in the economy in both Puerto Rico and the U.S. Virgin Islands. The working capital deficit is due to the Company's revolving credit facility coming due within the next year (February 1, 2003). Based upon the circumstances described above, unless the Company is successful in refinancing its revolving credit facility and its outstanding Notes and Series C Senior Notes, the Company may be unable to continue as a going concern.

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

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division, with headquarters in Puerto Rico, consists of 47 supermarkets, 41 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also operates 41 video tape rental stores, 39 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within one of the Company's retail food supermarkets. The Company's administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.

      Reportable operating segment financial information is as follows (dollars in thousands):


                                 Retail Food           Video Rental             Total

For the 28 Weeks Ended and as of May 18, 2002:

Net sales                         $  301,153        $     22,317          $   323,470
Depreciation and amortization        (11,368)             (3,571)             (14,939)
Operating profit (a)                   2,518               3,249                5,767
Total assets                         369,175              20,737              389,912
Capital expenditures                  (3,052)                (16)              (3,068)

For the 28 Weeks Ended May 19, 2001:

Net sales                         $  296,598        $     22,852          $   319,450
Depreciation and amortization        (12,735)             (4,387)             (17,122)
Operating (loss) profit (a)           (3,061)              2,174                 (887)
Capital expenditures                  (3,148)                (48)              (3,196)

As of November 3, 2001:

Total assets                      $  371,899        $     22,260          $   394,159


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

       SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal year ending November 2, 2002, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization expense was $2.6 million for both the 28 weeks ended May 18, 2002 and May 19, 2001.

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

Selected Operating Results

                                            (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               28 WEEKS ENDED
                                      -------------------------    -------------------------
                                         May 18,      May 19,          May 18,      May 19,
                                          2002         2001             2002         2001
                                      ------------  -----------    -------------  ----------
Gross Profit                              33.2%         32.9%         33.0%          32.4%
Selling, General &
  Administrative Expenses                 26.3          27.8          26.6           27.3
EBITDA, as defined (1)                     7.0           5.2           6.4            5.1
Depreciation & Amortization                4.6           5.1           4.6            5.4
Operating Profit (Loss)                    2.4           0.1           1.8           (0.3)
Loss Before Income Taxes                  (1.6)         (4.0)         (2.1)          (4.2)
Net Loss                                  (1.6)         (2.2)         (2.1)          (2.4)
        ----------

 (1) EBITDA, as defined, is Earnings Before Interest expense-net, income Taxes, Depreciation, and Amortization and the write down of impaired assets. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only.

Results of Operations

     As of May 18, 2002, the Company operated a total of 47 supermarkets and 41 video rental locations in Puerto Rico and the U. S. Virgin Islands. Between May 19, 2001 and May 18, 2002, the Company closed one of its supermarkets and two of its video rental stores in Puerto Rico. The history of store openings and closings from May 19, 2001 through the end of the second quarter of the current year on May 18, 2002, as well as the store composition, is set forth in the tables below:



Stores in Operation:
  At May 19, 2001. . . .. . . . . . . . . . .         91
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          0
     Video tape rental stores  . . . . . . .          0

 Stores closed:
     Supermarket . . . . . . . . . . . . . .          1
     Video tape rental stores  . . . . . . .          2
                                                   -------
  At May 18, 2002. . . . . . . . . . . . . .         88
                                                   =======

 Remodels  . . . . . . . . . . . . . . . . .          3
                                                   =======

                                                       May 18,             May 19,
                                                       2002                 2001
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 47                   48
        Video tape rental stores . . . . . .                 41                   43
                                                        -------              -------
  Total                                                      88                   91
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 80                   83
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      88                   91
                                                        =======              =======


The following is the summary of total and comparable store sales:

                                         Percentage increase (decrease) in sales
                                            for the period ended May 18, 2002
                                       ------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                       3.4%                  1.3%
                                             =========               =========
Comparable Stores:

  Retail Food Division                           6.0%                   3.2%
                                             =========               =========
  Video tape rental division                    (2.9)%                 (1.4)%
                                             =========               =========

      Total Comparable Store Sales               4.4%                   2.0%
                                             =========               =========


     Total sales for the 12 and 28 weeks ended May 18, 2002 were $136.2 million and $323.5 million, respectively, versus $131.7 million and $319.5 million for the 12 and 28 weeks ended May 19, 2001, increases of 3.4% and 1.3%, respectively. Same store sales increased by 4.4% and 2.0%, respectively. For the 12 and 28 weeks ended May 18, 2002, same store sales were $136.2 million and $321.6 million, respectively, versus $130.4 million and $315.4 million, respectively for the 12 and 28 comparable weeks ended May 19, 2001. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division increased 5.0% and 2.2%, respectively, from the 12 and 28 comparable weeks ended May 19, 2001. The principal factors contributing to the increase in same stores sales in the Retail Food Division, despite continued growth in competition, are the Company's PuebloCard, a customer loyalty card program launched in March 2001, and the Company's repositioning efforts, also begun in March 2001. Video Rental Division same store sales decreased 2.9% and 1.4%, respectively, from the 12 and 28 comparable weeks ended May 19, 2001. The decrease in Video Rental Division sales for the quarter was a result of a decline in the number of new releases and customer response to new releases for both rental and sell-through videos.




     Gross profit increased for the 12 and 28 weeks ended May 18, 2002 by $1.8 million and $3.1 million, respectively, to $45.2 million and $106.6 million, respectively, from $43.4 million and $103.5 million for the 12 and 28 weeks ended May 19, 2001. The rate of gross profit (as a percentage of sales), for the 12 and 28 weeks ended May 18, 2002 was 33.2% and 33.0%, respectively, compared to 32.9% and 32.4%, respectively for the 12 and 28 weeks ended May 19, 2001, increases of 0.3% and 0.6%, respectively. The primary reason for the improvement in gross profit and the rate of gross profit was the impact of the Company's loyalty program in its Retail Food division, which began in March of 2001. In addition to providing loyal customers with enhanced values the program provides the Company the ability to improve control of its promotional programs. The program is based on the PuebloCard which identifies the card holder as a member of the program and the special pricing the card holder is entitled to on the specific item(s) being checked out. Currently, Pueblo is the only supermarket retailer offering such a program in Puerto Rico and the U. S. Virgin Islands.

     Selling, general and administrative expenses were $35.8 million and $85.9 million, respectively, for the 12 and 28 weeks ended May 18, 2002 compared to $36.6 million and $87.3 million, respectively, for the 12 and 28 weeks ended May 19, 2001, decreases of $0.8 million and $1.4 million, respectively. The decreases are a result of cost reductions implemented in late April of 2001.

     Depreciation and amortization was $6.2 million and $14.9 million, respectively, for the 12 and 28 weeks ended May 18, 2002 compared to $6.7 million and $17.1 million for the 12 and 28 weeks ended May 19, 2001, decreases of $0.5 million and $2.2 million, respectively. These decreases are primarily a result of the write off, during the 12 and 28 weeks ended May 19, 2001, of property and equipment that had been replaced during fiscal years 2001 and 2000 when the majority of the Company's store remodels were completed.

     The effective tax rate for both the 12 and 28 weeks ended May 18, 2002 was 0.0% compared to 44.6% and 42.1%, respectively, for the comparable 12 and 28 weeks ended May 19, 2001. The variance is a result of the variance in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

     The Company recorded a net loss for the 12 and 28 weeks ended May 18, 2002 of $2.2 million and $6.8 million, respectively, a $0.7 million and $1.0 million improvement, respectively, from the net loss of $2.9 million and $7.8 million, respectively, for the 12 and 28 comparable weeks ended May 19, 2001.

     EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, and the write down of impaired assets), was $9.4 million and $20.7 million for the 12 and 28 weeks ended May 18, 2002, versus $6.8 million and $16.2 million, respectively, for the comparable 12 and 28 weeks ended May 19, 2001, increases of $2.6 million and $4.5 million, respectively.












Liquidity and Capital Resources

     Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

     The Company has agreed with the banks providing the credit facility that total borrowings (cash and letters of credit) under the facility were limited to $43.0 million through May 18, 2002 and will be limited to $40.0 million from May 19, 2002 through the termination date of the facility, which is February 1, 2003. The Company believes such availability will be sufficient to meet its working capital needs until February 2003. The Company is exploring its options for replacing such financing after this date, but no assurances can be given that such financing can be obtained on acceptable terms or at all. As of May 18, 2002, the company had cash borrowings of $30.0 million and letters of credit outstanding of $3.9 million.

     Net cash provided by operating activities for the 28 weeks ended May 18, 2002 was $5.6 million versus $16.7 million for the comparable 28 weeks ended May 19, 2001. As shown in detail on page 6 of this Form 10-Q the Changes In Operating Assets and Liabilities provided cash of $12.5 million during the 28 weeks ended May 19, 2001 and used $3.0 million in cash during the 28 weeks ended May 18, 2002. This $15.5 million decline was offset by a $4.5 million improvement in EBITDA during the 28 weeks ended May 18, 2002 compared to the 28 weeks ended May 19, 2001.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $3.0 million for the 28 weeks ended May 18, 2002 versus $3.2 million for the comparable 28 weeks ended May 19, 2001.

       Net cash used in financing activities was $0.3 million for the 28 weeks ended May 18, 2002 versus $15.4 million for the comparable 28 weeks ended May 19, 2001. The difference is a result of the repayment of borrowings under the Company's revolving credit facility during the 28 weeks ended May 19, 2001.

     Working capital decreased during the second quarter by $29.5 million to $(29.2) million as of May 18, 2002 from $0.3 million as of November 3,2001 producing a current ratio of 0.74:1 as of May 18, 2002 versus 1.00:1 as of November 3, 2001. The decrease in working capital is a result of the classification of the company's $30.0 million borrowings under its revolving credit facility as current as of May 18, 2002 as the facility expires on February 1, 2003.

     The Company's management believes that the cash flows generated by its normal business operations will not be adequate for its liquidity and capital resource needs unless augmented by the existing revolving credit facility or its potential replacement.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $250,000 or $500,000, depending on the Company's operating area. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of May 18, 2002 and is anticipated to be funded with cash provided by operating activities.

     The Company is considering potential options regarding the refinancing or payment of its outstanding Notes and Series C Senior Notes which mature on August 1, 2003. There can be no assurance that such a refinancing can be obtained on acceptable terms or at all.

Hurricane Georges insurance recovery

     Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million and, with the exception of some minor items outstanding, all agreed amounts have been paid.

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands (the "claim") as a result of Hurricane Georges. The carriers invoked the appraisal provisions of the policy which, essentially, required an arbitration process to value the claim. The Company and the carriers have been unable to agree which court has jurisdiction over appointing the umpire. Consequently, the appointment of the umpire was being litigated in two jurisdictions. On October 30, 2001, the Federal Court for the Southern District of Florida appointed an umpire as a result of litigation initiated by the Company. The insurance carriers have asked that the appraisal process in Florida be stayed while they appeal the appointment of the umpire to the U.S. Court of Appeals for the Eleventh District. The request for a stay of the appraisal process in Florida was denied and no decision has been rendered by the U.S.
 Court of Appeals. The litigation initiated in Puerto Rico by the carriers for the appointment of an umpire has been stayed pending the outcome of the appeal in the Florida litigation to the U.S. Court of Appeals.

     On June 13, 2002 the Umpire, appointed in Florida and the appraisers for both the Company and the insurance carriers all agreed that the value of the claim is $18.2 million. Prior to the 28 weeks ended May 18, 2002 the company had received approximately $6.9 million of this amount. Consequently, the net amount due to the Company, as a result of the appraisal process in Florida, is $11.3 million and the Company is currently pursuing collection. The $18.2 million may not be included in income until at such time as the claim is settled and the related gain ($18.2 million less expenses)is realized. Total expenses are estimated to be $3.5 million, $2.5 million of which have been previously paid.


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










Critical Accounting Policies

     The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the 40 weeks ended November 3, 2001.

     The policies have been consistently applied in all material respects and address such matters as: inventories, impairment of long-lived assets, accrued self-insurance and realization of deferred tax assets.

     While the estimates and judgments associated with the application of these policies may be affected by different assumptions and conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.


ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the 40 weeks ended November 3, 2001
 - Debt in the financial statements, the Company's long-term debt consists of:
 (i) senior notes of $177.3 million at a fixed rate of 9 1/2% due in 2003 and
 (ii) borrowings under the Company's revolving credit facility of $30.0 million upon which the weighted average interest rate was 6.0% and 10.1% for the 28 weeks ended May 18, 2002 and May 19, 2001, respectively.


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

                                PUEBLO XTRA INTERNATIONAL, INC.


Dated:  June 20, 2002            /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer