Form 10-Q
period 2002-08-10
PUEBLO XTRA INTERNATIONAL INC
filed 2002-08-28
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                   For the quarter ended August 10, 2002

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from               to _____________

                      Commission file number: 33-63372

                          NUTRITIONAL SOURCING CORPORATION
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

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of August 28, 2002 -- 200.







                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
            August 10, 2002 (Unaudited) and November 3, 2001. . . . .. . . 3-4

Consolidated Statements of Operations (Unaudited) -
            Twelve and forty weeks ended August 10, 2002
            and August 11, 2001  . . . . . . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows (Unaudited)-
            Forty weeks ended August 10, 2002
            and August 11, 2001 .. . . . . . . . . . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . 7-10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .11-16

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . 16

                              PART II. OTHER INFORMATION

ITEM 3.     DEFAULTS ON SENIOR SECURIITES . . . . . . . . . . . . . . . . . 17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  17
























                                CONSOLIDATED BALANCE SHEETS
                      NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                                 (Dollars in thousands)

                                             (Unaudited)
                                              August 10,        November 3,
                                                2002                2001
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   24,765         $    2,169
   Accounts receivable, net of allowance for
    doubtful accounts of $415 at August 10,
    2002 and $520 at November 3, 2001             2,504              3,450
   Inventories                                   51,126             54,228
   Prepaid expenses                              12,122              8,997
   Deferred income taxes                         14,534             14,534
                                              ---------          ---------
   TOTAL CURRENT ASSETS                         105,051             83,378
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,307              6,299
   Buildings and improvements                    40,032             40,051
   Furniture, fixtures and equipment            100,062             99,758
   Leasehold improvements                        44,335             43,736
   Construction in progress                       4,409              2,803
                                              ---------          ---------
                                                195,145            192,647
   Less accumulated depreciation
      and amortization                          103,273             94,110
                                              ---------          ---------
                                                 91,872             98,537
   Property under capital leases, net            11,944             12,690
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 103,816            111,227

GOODWILL, net of accumulated amortization of
   $45,467 at August 10, 2002 and $41,821
   at November 3, 2001                          146,571            150,217
DEFERRED INCOME TAX                               6,002              1,080
TRADE NAMES, net of accumulated amortization
 of $11,726 at August 10, 2002 and $11,059
 at November 3, 2001                             26,774             27,441
DEFERRED CHARGES AND OTHER ASSETS                20,377             20,816
                                              ---------          ---------
   TOTAL ASSETS                               $ 408,591          $ 394,159
                                              =========          =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.
                               CONSOLIDATED BALANCE SHEETS
                    NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                        (Dollars in thousands, except share data)

                                               (Unaudited)
                                                August 10,         November 3,
                                                   2002               2001
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                            $   49,574         $   53,539
   Accrued interest                                 8,971              4,432
   Accrued expenses                                16,773             16,669
   Salaries, wages and benefits payable             8,942              7,862
   Income taxes currently payable                   1,753                  -
   Current deferred tax liability                   2,314                  -
   Current obligations under capital leases           685                623
   Borrowings under revolving credit
      Facility, current                            32,000                  -
   Notes payable, current                         176,160                  -
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                      297,172             83,125

BORROWINGS UNDER REVOLVING CREDIT
   FACILITY                                             -             30,000
NOTES PAYABLE                                           -            175,358
CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 11,754             12,296
DEFERRED INCOME TAXES                              26,208             20,486
RESERVE FOR SELF-INSURANCE CLAIMS                   6,084              6,008
OTHER LIABILITIES AND DEFERRED CREDITS             30,642             31,501
                                               -----------        -----------
   TOTAL LIABILITIES                              371,860            358,774
                                               -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                      91,500             91,500
   Accumulated deficit                            (54,769)           (56,115)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                      36,731             35,385
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  408,591         $  394,159
                                               ===========        ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (Dollars in thousands)


                                                   (Unaudited)                  (Unaudited)
                                               12 weeks    12 weeks        40 weeks    40 weeks
                                                 ended       ended           ended       ended
                                              August 10,    August 11,    August 10,   August 11,
                                                 2002         2001            2002        2001
                                             -----------   ----------     -----------  ----------
Net sales                                      $135,770      $127,640        $459,240   $447,090
Cost of goods sold                               91,203        85,120         308,039    301,120
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  44,567        42,520         151,201    145,970

OPERATING EXPENSES
Selling, general and administrative expenses     34,477        33,065         120,402    120,324
Gain on insurance settlement                    (14,693)            -         (14,693)         -
Write down of impaired assets-store closings          -             -               -        (44)
Depreciation and amortization                     6,296         6,701          21,235     23,823
                                             -----------   -----------     -----------  ---------
   OPERATING PROFIT                              18,487         2,754          24,257      1,867

Interest expense on debt                         (5,092)       (5,079)        (16,812)   (17,147)
Interest expense on capital lease obligations      (422)         (432)         (1,402)    (1,385)
Interest and investment income, net                  75           105             177        612
                                             -----------   -----------     -----------  ---------
  INCOME (LOSS) BEFORE TAXES                     13,048        (2,652)          6,220    (16,053)

Income tax (expense) benefit                     (4,874)        1,183          (4,874)     6,829
                                             -----------   -----------     -----------  ---------
   NET INCOME (LOSS)                            $ 8,174       ($1,469)         $1,346    ($9,224)
                                             ===========   ============    ===========  =========




























            The accompanying notes are an integral part of these
                     consolidated financial statements.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                                (Dollars in thousands)

                                                                               (Unaudited)
                                                                                       40 weeks ended
                                                                            ---------------------------------
                                                                              August 10,         August 11,
                                                                                  2002              2001
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                   $1,346           ($9,224)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Depreciation and amortization of property and equipment          12,241            13,718
         Amortization of intangibles, other assets and inventories         8,994            10,105
         Amortization of bond discount                                       802               714
         Provision for deferred income taxes                                 807            (6,829)
         Gain on disposal of property and equipment, net                     (39)              (27)
         Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                              946             1,539
            Inventories                                                     (421)            3,583
            Prepaid expenses                                              (3,125)           (1,286)
            Other assets                                                    (719)            1,074
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest          671           (16,588)
            Salaries, wages and benefits payable                           1,080            (1,681)
            Income taxes currently payable                                 1,753                 -
            Current deferred tax liability                                 2,314                 -
            Other liabilities and deferred credits and reserve for
             self-insurance claims                                          (783)            7,088
                                                                     ---------------   --------------
       Net cash provided by operating activities                          25,867             2,186
                                                                     ---------------   --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (4,830)           (4,593)
      Proceeds from disposal of property and equipment                        39                36
                                                                     ---------------   --------------
      Net cash used in investing activities                               (4,791)           (4,557)
                                                                     ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit facility                            4,000            25,000
     Pay back of revolving credit facility                                (2,000)          (25,000)
     Principal payments on capital lease obligations                        (480)             (519)
                                                                     ---------------   --------------
      Net cash provided by (used in) financing activities                  1,520              (519)
                                                                     ---------------   --------------
  Net increase (decrease) in cash and cash equivalents                    22,596            (2,890)

  Cash and cash equivalents at beginning of period                         2,169             6,663
                                                                     ---------------   --------------
  Cash and cash equivalents at end of period                             $24,765            $3,773
                                                                     ===============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $11,456           $20,700
     Income taxes paid (refunded), net                                     ($597)           $3,750







                     The accompanying notes are an integral part of these
                          consolidated financial statements
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     On November 2, 2001 the Company changed its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the third quarter of the current fiscal year is the 12 weeks ended August 10, 2002 and the first three quarters of the current fiscal year are the 40 weeks ended August 10, 2002. The comparable periods are the 12 and 40 weeks ended August 11, 2001, which are presented herein for comparison purposes. The 40 weeks ended August 11, 2001 has never been reported separately in filings with the Securities and Exchange Commission. Operating results for the 12 and 40 weeks ended August 10, 2002 and August 11, 2001 are not necessarily indicative of results that may be expected for a full fiscal year.

     Effective July 22, 2002 the registrant changed its name from Pueblo Xtra International, Inc. to Nutritional Sourcing Corporation. With respect to the unaudited financial information for the 12 and 40 weeks ended August 10, 2002 and August 11, 2001, it is the opinion of management of Nutritional Sourcing Corporation and its wholly- owned subsidiaries (collectively, the "Company") that the adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the final accounting for the settlement of the Hurricane Georges insurance claim as detailed herein, were of a normal and recurring nature.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's sales, operating earnings and net loss have improved during the 40 weeks ended August 10, 2002. However, the Company experienced a decrease in sales and profitability over the past several years. As a result, the Company's financial position has been negatively impacted including a working capital deficit of approximately $192.1 million. Management believes the decrease in sales and profitability was due to the negative effects of Hurricane Georges, which occurred in September 1998, and increased competition and weakness in the economy in both Puerto Rico and the U.S. Virgin Islands. The working capital deficit is due to the Company's revolving credit facility and its 9.5% Senior Notes and 9.5% Series C Senior Notes (collectively the "Notes") coming due within the next year (February 1, 2003 and August
 1, 2003, respectively).

      The Company's operating subsidiaries (Pueblo International, LLC, Xtra Super Food Centers, Inc. and Pueblo Entertainment, Inc.) did not pay $8.4 million of intercompany interest due to the Company on August 1, 2002. Consequently, the Company was unable to pay the semi-annual interest payment of $8.4 million due to third parties on the Notes which was due on that date. The Company and certain of its noteholders have initiated discussions concerning the possible restructuring of this indebtedness.









          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

BASIS OF PRESENTATION (continued)

     The lender banks involved in the revolving credit facility under which the operating subsidiaries have cash borrowings of $32.0 million and letters of credit outstanding of $3.9 million have agreed to forbear, subject to certain terms and conditions, from enforcing their rights or remedies pursuant to the credit documents as a result of the non-payment of interest on the Notes (see Exhibit 10.1). In addition, the lender banks and the Company have agreed to permanently reduce the total availability under the revolving credit facility to $38.0 million through the termination date of the facility, which is February 1, 2003. Total availability had been previously limited to $40.0 million.

     Based upon the circumstances described above, unless the Company is successful in refinancing its revolving credit facility and its outstanding Notes, the Company may be unable to continue as a going concern.

     The Company has taken certain initiatives to improve its profitability and financial position, including repurchase of $87.7 million principal amount of its 9.5% Notes due 2003 and its 9.5% Series C Senior Notes due 2003 during the fiscal year ending January 27, 2001 for $51.5 million (including expenses), operating cost reductions, closing under performing stores, remodeling the majority of its remaining stores and the introduction of its PuebloCard loyalty and discount program. Although no assurances can be given, management believes the above steps will improve the Company's operating performance and cash flows. Additionally, the Company is seeking to refinance its revolving credit facility prior to its due date of February 1, 2003 and refinance or restructure its Senior Notes and Series C Senior Notes prior to their due date of August 1, 2003. No assurance can be given that the Company will be successful in these refinancing and restructuring efforts. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- DISCLOSURE ON OPERATING SEGMENTS (continued)

      Reportable operating segment financial information is as follows (dollars in thousands):


                                           Retail Food           Video Rental             Total

For the 40 Weeks Ended and as of August 10, 2002:

Net sales                                   $  427,593        $     31,647          $   459,240
Depreciation and amortization                  (16,282)             (4,953)             (21,235)
Gain on settlement of insurance claim (a)       13,421               1,272               14,693
Operating profit (a) (b)                        18,097               6,160               24,257
Total assets                                   388,119              20,472              408,591
Capital expenditures                            (4,780)                (50)              (4,830)

For the 40 Weeks Ended August 11, 2001:

Net sales                                   $  414,553        $     32,537          $   447,090
Depreciation and amortization                  (17,606)             (6,217)             (23,823)
Operating (loss) profit (b)                     (1,799)              3,666                1,867
Capital expenditures                            (4,540)                (53)              (4,593)

As of November 3, 2001:

Total assets                                $  371,899        $     22,260          $   394,159



 (a) The 40 weeks ended August 10, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim.

 (b) See Management's Discussion and Analysis for discussions of gross profit and selling, general and administrative expenses.

     Because the Retail Food and Video Rental Divisions are not segregated by corporate entity structure, the operating segment amounts shown above do not represent totals for any subsidiary of the Company. All overhead expenses, including depreciation on assets of administrative departments, are allocated to operations. Amounts shown in the total column above correspond to amounts in the consolidated financial statements.


NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB")issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.




         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS (continued)

       SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal year ending November 2, 2002, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. However, it expects a significant write down to be recorded during the fiscal year ending November 1, 2003. Goodwill amortization expense was $3.6 million for the 40 weeks ended August 10, 2002 versus $3.7 million for the 40 weeks ended August 11, 2001.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company cannot determine the potential effects that the adoption of SFAS 145 will have on its consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Selected Operating Results

                                            (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               40 WEEKS ENDED
                                      -------------------------    -------------------------
                                       August 10,    August 11,     August 10,    August 11,
                                          2002         2001             2002         2001
                                      ------------  -----------    -------------  ----------
Gross Profit                              32.8%         33.3%         32.9%          32.6%
Selling, General &
  Administrative Expenses                 25.4          25.9          26.2           26.9
Gain on insurance settlement             (10.8)            -          (3.2)             -
EBITDA, as defined (1)                    18.3           7.4           9.9            5.7
Depreciation & Amortization                4.6           5.2           4.6            5.3
Operating Profit                          13.6           2.2           5.3            0.4
Profit (Loss) Before Income Taxes          9.6          (2.1)          1.4           (3.6)
Net Profit (Loss)                          6.0          (1.2)          0.3           (2.1)
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

Results of Operations

     As of August 10, 2002, the Company operated a total of 47 supermarkets and 41 video rental locations in Puerto Rico and the U. S. Virgin Islands. Between August 11, 2001 and August 10, 2002, the Company closed one of its supermarkets in Puerto Rico. The history of store openings and closings from August 11, 2001 through the end of the third quarter of the current year on August 10, 2002, as well as the store composition, is set forth in the tables below:


Stores in Operation:
  At August 11, 2001. . . .. . . . . . . . . .        89
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          0
     Video tape rental stores  . . . . . . .          0

 Stores closed:
     Supermarket . . . . . . . . . . . . . .          1
     Video tape rental stores  . . . . . . .          0
                                                   -------
  At August 10, 2002. . . . . . . . . . . . .        88
                                                   =======

 Remodels  . . . . . . . . . . . . . . . . .          2
                                                   =======

                                                    August 10,           August 11,
                                                       2002                 2001
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 47                   48
        Video tape rental stores . . . . . .                 41                   41
                                                        -------              -------
  Total                                                      88                   89
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 80                   81
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      88                   89
                                                        =======              =======

The following is the summary of total and comparable store sales:

                                         Percentage increase (decrease) in sales
                                           for the period ended August 10, 2002
                                       ------------------------------------------
                                            12 Weeks Ended         40 Weeks Ended
                                          ------------------     -------------------
Total Sales                                       6.4%                  2.7%
                                             =========               =========
Comparable Stores:

  Retail Food Division                           8.2%                   3.9%
                                             =========               =========
  Video tape rental division                    (3.4)%                 (2.1)%
                                             =========               =========

      Total Comparable Store Sales               7.3%                   3.5%
                                             =========               =========


     Total sales for the 12 and 40 weeks ended August 10, 2002 were $135.8 million and $459.2 million, respectively, versus $127.6 million and $447.1 million for the 12 and 40 weeks ended August 11, 2001, increases of 6.4% and 2.7%, respectively. For the 12 and 40 weeks ended August 10, 2002, same store sales were $135.8 million and $457.3 million, respectively, versus $126.5 million and $441.8 million, respectively for the 12 and 40 comparable weeks ended August 11, 2001, increases of 7.3% and 3.5%, respectively. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. For the 12 and 40 weeks ended August 10, 2002, same store sales in the Retail Food Division increased 8.2% and 3.9%, respectively, from the 12 and 40 comparable weeks ended August 11, 2001. The principal factors contributing to the increase in same stores sales in the Retail Food Division, despite continued growth in competition, are the Company's PuebloCard, a customer loyalty card program launched in March 2001, and the Company's repositioning efforts, also begun in March 2001. For the 12 and 40 weeks ended August 10, 2002, Video Rental Division same store sales decreased 3.4% and 2.1%, respectively, from the 12 and 40 comparable weeks ended August 11, 2001. The decreases in Video Rental Division sales were a result of a decline in the number of new releases and in customer response to new releases for both rental and sell-through videos.

     Gross profit increased for the 12 and 40 weeks ended August 10, 2002 by $2.1 million and $5.2 million, respectively, to $44.6 million and $151.2 million, respectively, from $42.5 million and $146.0 million for the 12 and 40 weeks ended August 11, 2001. The rate of gross profit (as a percentage of sales), for the 12 and 40 weeks ended August 10, 2002 was 32.8% and 32.9%, respectively, compared to 33.3% and 32.6%, respectively, for the 12 and 40 weeks ended August 11, 2001, a decrease of 0.5% for the 12 weeks and an increase 0.3% for the 40 weeks. The primary reason for the improvement in gross profit and the rate of gross profit for the 40 weeks ended August 10, 2002 was the impact of the Company's loyalty program in its Retail Food division, which began in March of 2001. In addition to providing loyal customers with enhanced values the program provides the Company the ability to improve control of its promotional programs. The program is based on the PuebloCard which identifies the card holder as a member of the program and the special pricing the card holder is entitled to on the specific item(s) being checked out. Currently, Pueblo is the only supermarket retailer offering such a program in Puerto Rico and the U. S. Virgin Islands.

     Selling, general and administrative expenses were $34.5 million and 120.4 million, respectively, for the 12 and 40 weeks ended August 10, 2002 compared to $33.1 million and $120.3 million, respectively, for the 12 and 40 weeks ended August 11, 2001, increases of $1.4 million and $0.1 million, respectively. The increases are principally a result of the increase in the variable components of selling, general, and administrative expenses caused by the increase in sales.

     Depreciation and amortization was $6.3 million and $21.2 million, respectively, for the 12 and 40 weeks ended August 10, 2002 compared to $6.7 million and $23.8 million for the 12 and 40 weeks ended August 11, 2001, decreases of $0.4 million and $2.6 million, respectively. The decrease for the 40 weeks ended August 11, 2001, is primarily a result of the write off of property and equipment that had been replaced during fiscal years 2001 and 2000, when the majority of the Company's store remodels were completed.

     The effective tax rate was 78.4% for the 40 weeks ended August 10, 2002, compared to 42.5% for the comparable 40 weeks ended August 11, 2001. The variance is a result of the variance in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

     Net income for the 12 and 40 weeks ended August 10, 2002 was $8.2 million and $1.3 million, respectively, improvements of $9.7 million and $10.5 million, respectively, from the net losses of $1.5 million and $9.2 million, respectively, for the 12 and 40 weeks ended August 11, 2001. The net income for the 12 and 40 weeks ended August 10, 2002 included a gain from the settlement of the Company's business interruption insurance claim as a result of Hurricane Georges of $3.2 million, net of taxes.

     EBITDA, (defined as Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, and the write down of impaired assets) for the 12 and 40 weeks ended August 10, 2002 was $24.8 million and $45.5 million, respectively, versus $9.5 million and $25.7 million, respectively, for the comparable periods of the prior year, increases of $15.3 million and $19.8 million, respectively. EBITDA for the 12 and 40 weeks ended August 10, 2002 includes a pre-tax gain of $14.7 million from the settlement of the Company's business interruption insurance claim. The remaining $0.6 million and $5.1 million improvements in EBITDA for the 12 and 40 weeks ended August 10, 2002, respectively, versus the comparable periods of the prior year, are primarily the results of increased sales, while maintaining its rate of gross margins as a percentage of sales and the cost reductions implemented in late April of 2001.



 Liquidity and Capital Resources

     Company operations have historically provided a cash flow which, along with the available credit facility, have provided adequate liquidity for the Company's operational needs.

     The Company's operating subsidiaries (Pueblo International, LLC, Xtra Super Food Centers, Inc. and Pueblo Entertainment, Inc.) did not pay $8.4 million of intercompany interest due to the Company on August 1, 2002. Consequently, the Company was unable to pay the semi-annual interest payment of $8.4 million due to third parties on its 9.5% Senior Notes and its 9.5% Series C Senior Notes (collectively the "Notes") which was due on that date. The Notes, which total $177.3 million principal amount, are due in August 2003. The Company and certain of its noteholders have initiated discussions concerning the possible restructuring of this indebtedness.

     The lender banks involved in the revolving credit facility under which the operating subsidiaries have cash borrowings of $32.0 million and letters of credit outstanding of $3.9 million have agreed to forbear, subject to certain terms and conditions, from enforcing their rights or remedies pursuant to the credit documents as a result of the non-payment of interest on the Notes (see Exhibit 10.1). In addition, the lender banks and the Company have agreed to permanently reduce the total availability under the revolving credit facility to $38.0 million through the termination date of the facility, which is February 1, 2003. Total availability had been previously limited to $40.0 million.

     Net cash provided by operating activities for the 40 weeks ended August 10, 2002 was $25.9 million versus $2.2 million for the comparable 40 weeks ended August 11, 2001, an increase of $23.7 million. The reasons for the increase in cash from operations are $10.5 million of net business interruption insurance proceeds received in July of 2002, $8.4 million of cash retained by the Company as a result of not paying the interest due August 1, 2002 on the Company's 9.5% Notes and the increase in EBITDA, excluding the $14.7 million pre-tax gain from the insurance settlement, of $5.1 million.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds from disposal of property and equipment, was $4.8 million for the 40 weeks ended August 10, 2002 versus $4.6 million for the comparable 40 weeks ended August 11, 2001.

       Net cash provided by financing activities was $1.5 million for the 40 weeks ended August 10, 2002 versus net cash used of $0.5 million for the comparable 40 weeks ended August 11, 2001. During the 40 weeks ended August 10, 2002, the Company borrowed a net additional amount of $2.0 million under its revolving credit facility.

     Working capital decreased by $192.4 million to a deficit of $192.1 million as of August 10, 2002 from $0.3 million as of November 3, 2001 producing a current ratio of 0.35:1 as of August 10, 2002 versus 1.00:1 as of November 3, 2001. The reason for the negative working capital is the reclassification, from long-term to current, of the Company's $32.0 million of borrowings under its revolving credit facility and $176.2 million of its Notes. The facility expires on February 1, 2003 and the Notes mature on August 1, 2003.

     The Company's management believes that the cash flows generated by its normal business operations will not be adequate for its liquidity and capital resource needs unless augmented by the existing revolving credit facility or replacement facility. The Company is seeking to refinance its revolving credit facility prior to its due date of February 1, 2003. No assurances can be given that the Company will be successful in its refinancing efforts.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains general liability insurance coverage for claims in excess of $250,000 or $500,000, depending on the Company's operating area. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of August 10, 2002 and is anticipated to be funded with cash provided by operating activities.

     The Company is seeking to refinance or restructure its outstanding Senior Notes and Series C Senior Notes which mature on August 1, 2003. The Company and certain of its noteholders have initiated discussions concerning the possible restructuring of its indebtedness. There can be no assurance that such a refinancing or restructuring can be achieved on acceptable terms or at all.

Hurricane Georges Insurance Recovery

     Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million.

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands (the "claim") as a result of Hurricane Georges. The Company's insurance carriers invoked the appraisal provisions of the polity which, essentially, required an arbitration process to value the claim.

     On June 13, 2002 the Umpire, appointed in Florida, and the appraisers for both the Company and the insurance carriers all agreed that the value of the claim was $18.2 million. Prior to November 3, 2001, the Company had received approximately $6.9 million of this amount. During the quarter (12 weeks) ended August 10, 2002, the Company received the remaining $11.3 million due under the settlement agreement and consequently recorded a pre-tax gain of $14.7 million, net of expenses.

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

     The policies have been consistently applied in all material respects and address such matters as: inventories, impairment of long-lived assets (including goodwill), accrued self-insurance and realization of deferred tax assets.

    While the estimates and judgments associated with the application of these policies may be affected by different assumptions and conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.


ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. As detailed in Note 4 of the Form 10 - K for the 40 weeks ended November 3, 2001
 - Debt in the financial statements, the Company's debt consists of: (i) senior notes of $177.3 million principal amount at a fixed rate of 9.5% due in 2003 and (ii) borrowings under the Company's revolving credit facility of $32.0 million at August 10, 2002 and $30.0 million at August 11, 2001 upon which the weighted average interest rate was 6.0% and 9.5% for the 40 weeks ended August 10, 2002 and August 11, 2001, respectively.


Forward Looking Statements

     Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning
 (1) management's belief that cash flows generated by the Company's normal business operations will not be adequate for its liquidity and capital resource needs unless augmented by the existing revolving credit facility or a replacement facility, and (2) the Company seeking to replace its current revolving credit facility which expires on February 1, 2003 and seeking to refinance or restructure its outstanding Senior Notes and Series C Senior Notes which mature on August 1, 2003. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the Refinancing Plan described in the Company's fiscal year 2000 10-K (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates, and buying patterns of consumers.







                          PART II.     OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

      See the Management Discussion and Analysis in Part I, Item 2 for discussion concerning non-payment of interest on the Company's 9.5% Senior Notes and 9.5% Series C Senior notes as well as the forbearance agreement concerning the Company's revolving credit facility.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Consent Agreement dated as of August 1, 2002 ("Consent
                       Agreement") made by and among PXI, the Borrower, Xtra, the Agents and the Banks.

                  99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Surbanes-Oxley Act of 2002.

                  99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Surbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUTRITIONAL SOURCING CORPORATION


Dated:  August 28, 2002          /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer















                                                                  Exhibit 10.1
                              CONSENT AGREEMENT


              This Consent Agreement, dated as of August 1, 2002 ("Consent Agreement"), is made by and among PXI, the Borrower, Xtra, the Agents andthe Banks (see below for defined terms).

                                 BACKGROUND

              A. Reference is made to the Amended and Restated Credit Agreement dated as of April 29, 1997 (as amended to from time to time, the "Credit Agreement"), among Nutritional Sourcing Corporation, a Delaware corporation (f/k/a Pueblo Xtra International, Inc.) ("PXI"), Pueblo International, LLC, a Delaware limited liability company and successor to Pueblo International, Inc. (the "Borrower"), Xtra SuperFood Centers, Inc., a Delaware corporation ("Xtra"), the Syndication Agent, the Administrative Agent (together, the "Agents"), and the Banks party thereto from time to time. All capitalized terms used in this Consent Agreement and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement.

              B. The Borrower has informed the Banks that it will not pay certain interest due and payable on August 1, 2002 to PXI, which in turn will likely result in the failure of PXI to pay required interest to the United States Trust Company of New York pursuant to the terms of the indentures, dated as of July 28, 1993 and April 29, 1997, on August 1, 2002 (which is the next due date for interest) in respect of the PXI Senior Notes (collectively referred to as "Interest Payment Defaults"). The Interest Payment Defaults constitute Events of Default under Section 9.04(a)(i) of the Credit Agreement. The Interest Payment Defaults constitute defaults in payment under the indentures referred to above, and (if not cured) will constitute "Events of Default" under and as defined in such indentures 30 days following non-payment.

              C. In connection with the Interest Payment Defaults, the Borrower has requested that the Banks forbear from exercising their rights and remedies under the Credit Documents. Subject to the terms and conditions of this Consent Agreement, the Banks have agreed to this request.

                                  AGREEMENT

              NOW THEREFORE, for good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, and intending to be legally bound hereby, subject to the satisfaction of Article III hereof, the parties hereto agree as of the date hereof (the "Consent Agreement Effective Date") as follows:


                                  ARTICLE I

                       ACKNOWLEDGMENTS AND AGREEMENTS

              1.1 Acknowledgment of Existing Interest Payment Defaults; Existing Credit Documents. PXI, the Borrower and Xtra acknowledge and agree that: (a) the Interest Payment Defaults are material in nature and constitute Events of Default; (b) the Credit Documents are valid and enforceable against PXI, the Borrower, Xtra and the Subsidiary Guarantors in every respect and all of the terms and conditions thereof are binding upon PXI, the Borrower, Xtra and the Subsidiary Guarantors; (c) the PXI Senior Notes are structurally subordinated to the Obligations (as defined in Section 1.3 below) of the Borrower; and (d) the Subordinated Intercompany Notes are contractually subordinated and subject in right of payment to the prior payment in full of the Obligations. PXI, the Borrower, Xtra, and the Subsidiary Guarantors further acknowledge and agree that, as a result of the Interest Payment Defaults, the Banks are entitled upon notice to the Borrower to accelerate the Obligations pursuant to the Credit Documents and to exercise all rights and remedies under the Credit Documents, applicable law or otherwise. With respect to the Interest Payment Defaults, to the extent that any of the Credit Documents require notification by the Banks to PXI, the Borrower, Xtra or the Subsidiary Guarantors of the existence of a default or an opportunity for PXI, the Borrower, Xtra or the Subsidiary Guarantors to cure such a default, or both, such notice and period for cure have been properly given by the Banks or are hereby waived by PXI, the Borrower, Xtra and the Subsidiary Guarantors.
              1.2 Acknowledgment of Current Outstanding Obligations. As of the Consent Agreement Effective Date, the Borrower is indebted to the Banks in an aggregate amount equal to:

      (i)   the principal sum of $35,911,516 apportioned as follows:

            Revolving loans:     $32,000,000

            Swingline Loans:     zero

            L/C Outstandings:    $3,911,516;

      (ii) plus accrued but unpaid interest, L/C Fees, Facing Fees and Commitment Commissions;

      (iii) plus a fee of $200,000.00 to each of The Bank of Nova Scotia and Bank of America, N.A. in consideration of the execution of this Consent Agreement (the "Consent Fee");

      (iv) plus the costs and expenses (including, without limitation, reasonable attorneys' fees) incurred by the Banks in connection with negotiation and preparation of this Consent Agreement and the documents related hereto and/or in connection with the Interest Payment Defaults.

 The foregoing amounts, items 1.2(i) through 1.2(iv), inclusive, are hereafter collectively referred to as the "Current Outstanding Obligations".

 All such indebtedness is owing by the Borrower and guaranteed by PXI, Xtra and each Subsidiary Guarantor without any rights of offset, counterclaims or defenses of any kind. Nothing contained herein shall alter, amend, modify or extinguish the obligation of any Credit Party to repay the Current Outstanding Obligations, and neither this Consent Agreement nor any of the other documents related hereto constitutes a novation or modification of any of the Credit Documents.

              1.3 Acknowledgment of Liens and Priority. Pursuant to the Credit Documents and to the Borrower's best knowledge, the Banks hold (directly or through the Collateral Agent for their benefit) first priority, perfected security interests in and liens upon all of the Borrower's, Xtra's and the Subsidiary Guarantors' assets, wherever located, including assets now owned or hereafter acquired, and as more specifically described in the Credit Documents. PXI, the Borrower, Xtra and the Subsidiary Guarantors will promptly take all actions and execute all documents requested by the Agents in regard to such security interests and liens, and will establish cash concentration accounts with the Collateral Agent for the management of the Borrower's cash and liquid investments on terms reasonably satisfactory to the Banks within thirty days of the Consent Agreement Effective Date. Such security interests and liens secure all of the Obligations now or hereafter incurred, including, without limitation, the Current Outstanding Obligations and all other amounts now or hereafter owed by the Credit Parties to the Banks under the Credit Documents. For purposes of this Consent Agreement, the word "Obligations" shall have the meaning assigned to such term in the Credit Agreement, and also includes the Current Outstanding Obligations.

              1.4 Reaffirmation of Security Interests. (a) All of the assets of the Credit Parties which were pledged, assigned, conveyed, mortgaged, hypothecated or transferred to or in favor of the Banks pursuant to the Credit Documents including, without limitation, the Collateral, constitute collateral security for all of the Obligations. Each Credit Party hereby reaffirms its respective prior conveyance to or in favor of the Banks of a continuing security interest in and lien on the Collateral as well as a security interest in and lien upon any and all funds and/or monies of such Credit Party.

              (b) Within seven days of the Consent Agreement Effective Date, the Borrower will request (on an expedited basis where available) from the relevant filing offices in Puerto Rico, Florida, Delaware (and other relevant jurisdictions) UCC lien searches (or title searches in the case of real property) in respect of PXI and each of its Subsidiaries and the Mortgaged Properties, and thereafter will forward a copy of the results of such searches to the Administrative Agent and White & Case LLP immediately upon receipt.

              1.5 Deferred Fee. The Borrower shall pay to each Bank pro rata on the basis of their respective Revolving Commitments a deferred fee accruing (in the aggregate for all Banks) at the rate of $66,000 per month, commencing on August 1, 2002, which shall be due and payable in full on February, 1, 2003, if the Obligations then due and owing have not been paid in full in cash on such date.

              1.6 Name Change. The Banks consent pursuant to Section 8.12(a)(ii) of the Credit Agreement to an amendment to the certificate of incorporation of PXI changing its name to Nutritional Sourcing Corporation. Each Credit Party acknowledges and agrees that such name change has no effect on any of its or any other Credit Party's obligations under this Agreement, the Credit Agreement, or any other Credit Document.

              1.7 Reduction of Commitment. Pursuant to Section 3.02 of the Credit Agreement, this Consent Agreement shall constitute written notice to the Administrative Agent from the Borrower that, effective August 1, 2002, an amount of $27.0 million of the Total Unutilized Revolving Commitment is terminated. The Administrative Agent and the Banks waive the requirement of at least three days' prior written notice of such termination, and agree together with the Borrower that such termination shall be effective immediately on August 1, 2002. Upon such termination, the Total Revolving Commitment shall equal $38.0 million.

              1.8 Subsequent Drawdowns. Notwithstanding any provision of the Credit Agreement to the contrary, at any time following the Consent Agreement Effective Date the aggregate outstanding principal amount of Revolving Loans and Swingline Loans shall not exceed $36.0 million. Prior to the Consent Termination Date, the Events of Default referred to in Section 2.1(b) below will not constitute a failure to satisfy a condition to any Credit Event under Section 5.02(a) of the Credit Agreement. Each Credit Party will, if requested by the Administrative Agent, execute an amendment to the Credit Agreement to give further effect to the intent of this Section 1.8.


                                  ARTICLE II

                                 FORBEARANCE

              2.1 Forbearance Period. (a) Subject to the terms and conditions of this Consent Agreement, and without waiving the Interest Payment Defaults or other Defaults or Events of Default that may exist, the Banks agree to forbear from enforcing their rights or remedies pursuant to the Credit Documents and applicable law as a result of the occurrence of the Interest Payment Defaults until the earliest to occur of the following (as the case may be, the "Consent Termination Date"): (i) February 1, 2003, (ii) the occurrence of an Event of Default under this Consent Agreement (as provided in Article V below), the Credit Agreement, any other Credit Document or any other loan or credit agreement or other document evidencing a debt obligation of PXI or any of its Subsidiaries, including without limitation the PXI Senior Notes Documents, (iii) the exercise of any rights or taking of any action by any party (including, without limitation, the sending of any notice) to any loan or credit agreement or other document evidencing a debt obligation, including, without limitation, the PXI Senior Notes, which the Required Banks consider to be materially adverse to their interests, (iv) the payment, redemption, purchase, defeasance or any other partial or full satisfaction in any manner by PXI or any of its Subsidiaries of any principal, interest, premiums, fees, expenses or any other amounts in respect of the obligations of PXI under the PXI Senior Notes or any other Indebtedness incurred by PXI or any of its Subsidiaries to any holder of any PXI Senior Notes on or after the date hereof, and (v) the exercise of any right or taking of any action (including with respect to the Collateral) by any Credit Party or any other Person which the Required Banks consider to be materially adverse to their interests.

              (b) Notwithstanding Section 2.1(a)(ii) above, the Consent Termination Date shall not occur as a result of (i) the Interest Payment Defaults, and (ii) an Event of Default, if any, under the PXI Senior Note Documents (and thereby under Section 9.04(a)(ii) of the Credit Agreement) occurring solely as a result of the execution by any Credit Party of this Consent Agreement.

              2.2 Payments to Affiliates; Subordinated Payments. (a) Until the satisfaction of all Obligations owing to the Banks, neither PXI, nor the Borrower, nor any Subsidiary Guarantors, nor any Subsidiary of any of the foregoing, will (i) pay, redeem, purchase, defease or otherwise partially or fully satisfy in any manner, whether in respect of interest, principal, premiums, fees, expenses or otherwise, the PXI Senior Notes or any other Indebtedness (other than the Obligations) due and payable or (ii) make any other payment, whether as a dividend, distribution, compensation, management fee, bonus, principal or interest on any intercompany obligation or otherwise, to any Affiliate of such payor; provided that the Borrower may pay up to (A) an aggregate amount not to exceed $5.0 million to PXI for the purpose of making the payments to the payees and in the amounts set forth in the Approved Budget (as defined below), and (B) an aggregate amount not to exceed $250,000 to PXI for the purpose of making the payments to the payees and in the amounts set forth in the list of scheduled expenses provided to the Agents and the Banks pursuant to Section 3.1(c).

              (b) The limitations in Section 2.2(a) shall not apply to payments in respect of advances, loans, and contributions otherwise permitted under Sections 8.05(g), and payments otherwise permitted under clause (x) of
 Section 8.05(h) of the Credit Agreement.

              2.3 Compliance. In addition to using its best efforts to provide all the information required to be provided to the Banks under the Credit Agreement, including without limitation the information required to be provided under Section 7.01 of the Credit Agreement, the Borrower shall deliver to the Agents (i) copies of any documents, presentations, forecasts, restructuring plans or other material distributed to the holders (or their advisors, representatives, or trustee) of the PXI Senior Notes, and (ii) on or prior to the 10th day of each financial month of the Borrower, commencing with the financial month that begins in September 2002, cash flow forecasts for such financial month on both a consolidated and consolidating basis in substantially the same form delivered to the Banks with respect to the financial month of the Borrower beginning in August 2002. The cash flow forecasts shall be on a rolling basis, shall reflect actual receipts and disbursements, shall compare actual cash flow for the past financial month of the Borrower to the previously projected amounts for such past month and shall reflect the actual cash on hand as of the date of the forecasts. The cash flow forecast in respect of the financial month of the Borrower beginning in August 2002 shall be delivered to the Agents within five days of the Consent Agreement Effective Date in a form reasonably satisfactory to the Required Banks.


                                 ARTICLE III

                            CONDITIONS TO CLOSING

              3.1 Conditions Precedent. The obligations of the Agents and the Banks under this Consent Agreement and the effectiveness of this Consent Agreement are subject to the receipt by the Banks of the following:

      (a) this Consent Agreement duly executed by PXI, Xtra, the Borrower, and each of the Subsidiary Guarantors;

      (b) all fees, costs, expenses and disbursements owing to the Agents, including without limitation, the Consent Fee and the fees and disbursements of White & Case LLP, shall have been paid; and

      (c) a budget satisfactory to the Required Banks detailing the costs and expenses (not to exceed $5.0 million) associated with the restructuring of PXI (the "Approved Budget"), together with a list satisfactory to the Banks of up to $250,000 of routine expenses to be paid by PXI between August 1, 2002 and February 3, 2003.



                                  ARTICLE IV

                        REPRESENTATIONS AND WARRANTIES

              To induce the Banks to enter into this Consent Agreement and as partial consideration for the terms and conditions contained herein, each of PXI, the Borrower, Xtra and each Subsidiary Guarantor, for itself and its Subsidiaries, make the following representations and warranties to the Banks, each and all of which shall survive the execution and delivery of this Consent Agreement and all of the other documents executed in connection herewith:

              4.1 Organization. (a) PXI, the Borrower, Xtra and the Subsidiary Guarantors are corporations or limited liability companies duly incorporated or organized, and validly existing and in good standing under the laws of their respective states of incorporation or organization, and are duly authorized to do business and are duly qualified as foreign corporations or limited liability companies in all jurisdictions wherein the nature of their businesses or properties make such qualification necessary, and have the corporate or limited liability company power to own their respective properties and to carry on their respective businesses as now conducted; and

              (b) PXI, the Borrower, Xtra and the Subsidiary Guarantors have the requisite corporate or limited liability company power and authority to execute, deliver and perform this Consent Agreement and all of the documents executed by them in connection herewith.

              (c) The only Subsidiaries of PXI are the Borrower, Xtra, and the Subsidiary Guarantors party to this Consent Agreement, and CaribAd, Inc., a wholly-owned direct Subsidiary of the Borrower.

              4.2 Authorization; Valid and Binding Agreement. All corporate or limited liability company action required to be taken by PXI, the Borrower, Xtra, and the Subsidiary Guarantors and their respective officers, directors and stockholders for the authorization, execution, delivery and performance of this Consent Agreement and other documents contemplated hereby have been taken. Each person executing this Consent Agreement on behalf of PXI, the Borrower, Xtra, and the Subsidiary Guarantors is an authorized officer, respectively, of PXI, the Borrower, Xtra, and the Subsidiary Guarantors. This Consent Agreement is, and each of the documents executed pursuant hereto will be, legal, valid, and binding obligations of the party or parties thereto, enforceable against each such party in accordance with their respective terms, subject only to bankruptcy, insolvency, reorganization, moratorium and other laws or equitable principles affecting creditors rights generally.

              4.3 Third Party Consents. The execution, delivery and performance by PXI, the Borrower, Xtra, and the Subsidiary Guarantors of this Consent Agreement and the documents related hereto will not:

              (a)require any consent or approval of any person or entity which has not been obtained prior to, and which is not in full force and effect as of, the Consent Agreement Effective Date;

              (b) result in the breach of, or default under, or cause the acceleration of any obligation owed under, any loan, credit agreement, note, security agreement, lease, indenture, mortgage, loan document or other agreement by which any of them are bound or affected (except to the extent referred to in Section 2.1(b)); or

              (c)result in, or require the creation or imposition of, any lien or encumbrance on any of their respective properties other than those liens or security interests in favor of the Agents or the liens or security interests disclosed to the Agents in the Credit Documents.



                                  ARTICLE V

                             DEFAULTS AND REMEDIES

      It shall constitute an immediate Event of Default under this Consent Agreement, if PXI, the Borrower, Xtra, or any Subsidiary Guarantor (i) fails to perform or observe any covenant, term, agreement or condition in this Consent Agreement, (ii) is in violation of or non-compliance with any provision of this Consent Agreement, the Credit Agreement or any of the other Credit Documents (other than to the extent referred to in Section 2.1(b)), the PXI Senior Notes Documents (other than to the extent referred to in Section 2.1(b)), or the terms of any other Indebtedness, in each case after the expiry of any cure period related thereto, or (iii) pays, redeems, purchases, defeases or otherwise partially or fully satisfies in any manner any principal, interest, premiums, fees, expenses or any other payments in respect of the PXI Senior Notes Documents or any other Indebtedness incurred by PXI or any of its Subsidiaries (other than the Obligations) either before or after the date hereof. PXI, the Borrower, Xtra and the Subsidiary Guarantors specifically agree that, upon and at any time after the Consent Termination Date, the Banks (and/or the Collateral Agent) may in their sole discretion, exercise or enforce any or all of their rights and remedies under this Consent Agreement, the Credit Agreement, the other Credit Documents, and/or applicable law, against any one or more of PXI, the Borrower, Xtra, or the Subsidiary Guarantors.



                                  ARTICLE VI

                                MISCELLANEOUS

              6.1 Submission to Jurisdiction; Selection of Forum; Judicial Proceeding. Each of the parties hereto agree that the provisions of Section
 12.08 of the Credit Agreement shall be incorporated herein by reference and shall apply to any action with respect to this Consent Agreement as if fully set forth herein.

              6.2 Cooperation; Other Documents. At all times following the execution of this Consent Agreement, PXI, the Borrower, Xtra and the Subsidiary Guarantors shall execute and deliver to the Banks, or shall cause to be executed and delivered to the Banks, and shall do or cause to be done all such other acts and things as the Required Banks may reasonably deem to be necessary or desirable to assure the Banks of the benefit of this Consent Agreement and the documents comprising or relating to this Consent Agreement. This Consent Agreement is a Credit Document.

              6.3 Remedies Cumulative; No Waiver. The respective rights, powers and remedies of the Banks in this Consent Agreement, the Credit Agreement and the other Credit Documents are cumulative and not exclusive of any right, power or remedy provided in the Credit Agreement and/or the other Credit Documents, by law or equity and no failure or delay on the part of the Banks in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy preclude any other or further exercise thereof, or the exercise of any other right, power or remedy. Nothing contained in this Consent Agreement or in any prior communications between or among any Credit Party and any Bank, Agent or the Collateral Agent shall constitute a waiver or modification of any rights or remedies that the Banks may have under the Credit Agreement, the other Credit Documents and/or applicable law. The Banks expressly reserve and preserve all of their rights and remedies.

              6.4 Notices. Each of the parties hereto agree that the provisions of Section 12.03 of the Credit Agreement shall be incorporated herein by reference and shall apply to any action with respect to this Consent Agreement as if fully set forth herein.

              6.5 Indemnification. If, after receipt of any payment of all or any part of the Obligations, the Banks are compelled to surrender such payment to any person or entity for any reason (including, without limitation, a determination that such payment is void or voidable as a preference or fraudulent conveyance, an impermissible setoff, or a diversion of trust funds), then each Credit Party shall be jointly and severally liable for, and shall indemnify, defend and hold harmless the Banks with respect to the full amount so surrendered. The provisions of this section shall survive the termination of this Consent Agreement, the Credit Agreement and the other Credit Documents and shall be and remain effective notwithstanding the payment of the Obligations, the cancellation of the Notes, the release of any lien, security interest or other encumbrance securing the Obligations or any other action which the Banks may have taken in reliance upon their receipt of such payment. Any cancellation of the Notes, release of any such encumbrance or other such action shall be deemed to have been conditioned upon any payment of the Obligations having become final and irrevocable.

              6.6 RELEASE. PXI, THE BORROWER, XTRA AND EACH OF THE SUBSIDIARY GUARANTORS, ON BEHALF OF THEMSELVES, AND ALL PERSONS AND ENTITIES CLAIMING BY, THROUGH, OR UNDER ANY ONE OR MORE OF THEM, HEREBY JOINTLY AND SEVERALLY RELEASE, WAIVE AND FOREVER DISCHARGE THE AGENTS, THE COLLATERAL AGENT, EACH BANK, AND THEIR OFFICERS, DIRECTORS, ATTORNEYS, AGENTS, AFFILIATES, AND SUCCESSORS AND ASSIGNS (COLLECTIVELY THE "RELEASEES"), OF, FROM, AND WITH RESPECT TO ANY AND ALL MANNER OF ACTION AND ACTIONS, CAUSE AND CAUSES OF ACTIONS, SUITS, DISPUTES, CLAIMS AND DEFENSES, COUNTERCLAIMS AND/OR LIABILITIES, CROSS CLAIMS, AND DEFENSES, THAT ARE KNOWN OR UNKNOWN, SUSPECTED OR UNSUSPECTED, PAST OR PRESENT, ASSERTED OR UNASSERTED, CONTINGENT OR LIQUIDATED, WHETHER OR NOT WELL FOUNDED IN FACT OR LAW, WHETHER IN CONTRACT, IN TORT OR OTHERWISE, AT LAW OR IN EQUITY, BASED UPON, RELATING TO OR ARISING OUT OF ANY AND ALL TRANSACTIONS, RELATIONSHIPS OR DEALINGS WITH OR LOANS MADE TO THE BORROWER PURSUANT TO THE CREDIT AGREEMENT OR THE OTHER CREDIT DOCUMENTS PRIOR TO THE DATE HEREOF WHICH PXI, THE BORROWER, XTRA OR ANY SUBSIDIARY GUARANTOR HAD, NOW HAVE OR MAY CLAIM TO HAVE AGAINST ANY AGENT, THE COLLATERAL AGENT, ANY BANK OR ANY OTHER RELEASEE.

              6.7 Survival of Representations and Warranties. All representations and warranties of PXI, the Borrower, Xtra and the Subsidiary Guarantors contained in this Consent Agreement and in all other documents and instruments executed in connection herewith or otherwise relating to this Consent Agreement shall survive the execution of this Consent Agreement and are material and have been or will be relied upon by the Banks, notwithstanding any investigation made by any person, entity or organization on the Banks' behalf. No implied representations or warranties are created or arise as a result of this Consent Agreement or the documents comprising or relating to this Consent Agreement.

              6.8 Governing Law. This Consent Agreement and all documents and instruments executed in connection herewith or otherwise relating to this Consent Agreement shall be construed in accordance with and governed by the internal laws of the State of New York without reference to conflict of laws principles.

              6.9 Amendment and Waiver. No amendment of this Consent Agreement, and no waiver, discharge or termination of any one or more of the provisions thereof, shall be effective unless set forth in writing and signed by all of the parties hereto.

              6.10 Successors and Assigns. This Consent Agreement and the other Credit Documents, (i) shall be binding upon the Banks, PXI, the Borrower, Xtra and the Subsidiary Guarantors, and their respective heirs, nominees, successors and assigns, and (ii) shall inure to the benefit of the Banks, PXI, the Borrower, Xtra and the Subsidiary Guarantors, and their respective heirs, nominees, successors and assigns; provided, however, that none of PXI, the Borrower, Xtra, or the Subsidiary Guarantors may assign any rights hereunder or any interest herein without obtaining the prior written consent of each Bank, and any such assignment or attempted assignment (without such consent) shall be void and of no effect with respect to the Banks.

              6.11 Severability of Provisions. Any provision of this Consent Agreement that is held to be inoperative, unenforceable, void or invalid in any jurisdiction shall, as to that jurisdiction, be ineffective, unenforceable, void or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability or validity of that provision in any other jurisdiction, and to this end the provisions of this Consent Agreement are declared to be severable.

              6.12 Counterparts; Effectiveness. This Consent Agreement may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute one and the same Consent Agreement.

              6.13 Confidentiality. Each Agent and Bank agrees that it shall keep confidential and not disclose to any third Person (other than its Affiliates who are required to be bound by this confidentiality provision) any information received from a Credit Party (or delivered on their behalf) pursuant to Section 2.3(i) of this Consent Agreement, provided that such Agent, Bank, or Affiliate may disclose information (i) as has become generally available to the public other than as a result of disclosure by such Agent, Bank, or Affiliate or any of their representatives, (ii) as may be required or appropriate in any report, statement, or testimony submitted to any municipal, state or national (including non-U.S.) regulatory body having jurisdiction over such Agent, Bank, or Affiliate or any applicable self-regulatory body, (iii) as may be required in response to any summons or subpoena or in connection with any litigation, (iv) to such Agent, Bank, or Affiliate's accountants, attorneys, advisors, and representatives who have been retained in connection with the subject matter of this Consent Agreement and are required to be bound by this confidentiality provision, and (v) to the extent necessary to comply with any law, order, regulation or ruling applicable to such, Agent, Bank, or Affiliate.


              IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first written above.


                                    NUTRITIONAL SOURCING
                                      CORPORATION (f/k/a PUEBLO XTRA
                                      INTERNATIONAL, INC.)



                                    By: /s/ Daniel J. O'Leary
                                       Name: Daniel J. O'Leary
                                       Title: Executive Vice President & Chief
                                              Financial Officer



                                    PUEBLO INTERNATIONAL, LLC (f/k/a
                                      PUEBLO INTERNATIONAL, INC.)



                                    By: /s/ Daniel J. O'Leary
                                       Name: Daniel J. O'Leary
                                       Title: Executive Vice President & Chief
                                              Financial Officer



                                    XTRA SUPER FOOD CENTERS, INC.



                                    By: /s/ Daniel J. O'Leary
                                       Name: Daniel J. O'Leary
                                       Title: Executive Vice President & Chief
                                              Financial Officer























                                    THE BANK OF NOVA SCOTIA



                                    By: /s/ William E. Zarrett
                                       Name: William E. Zarrett
                                       Title:   Managing Director






















































                                       BANK OF AMERICA, N.A.



                                       By: /s/ Wayne R. Porritt
                                          Name: Wayne R. Porritt
                                          Title: Managing Director






















































                                    ACKNOWLEDGED AND AGREED


                                    ALL TRUCK, INC.,
                                      as a Subsidiary Guarantor



                                    By: /s/ Daniel J. O'Leary
                                       Name: Daniel J. O'Leary
                                       Title: Executive Vice President & Chief
                                              Financial Officer



                                    PUEBLO ENTERTAINMENT, INC.,
                                      as a Subsidiary Guarantor



                                    By: /s/ Daniel J. O'Leary
                                       Name: Daniel J. O'Leary
                                       Title: Executive Vice President & Chief
                                           Financial Officer



                                    XTRA MERGER CORPORATION
                                      as a Subsidiary Guarantor



                                    By: /s/ Daniel J. O'Leary
                                       Name: Daniel J. O'Leary
                                       Title: Executive Vice President & Chief
                                              Financial Officer

























                                                                Exhibit 99.1
                    CERTIFICATION OF CEO PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the quarterly report of Nutritional Sourcing Corporation (the "Company") on Form 10Q for the quarterly period ending August 10, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William T. Keon III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 Dated:  August 28, 2002


                                      /s/ William T. Keon III
                                                ---------------------------
                                                William T. Keon III
                                                Chief Executive Officer


                                                                Exhibit 99.2

                    CERTIFICATION OF CFO PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report of Nutritional Sourcing Corporation (the "Company") on Form 10Q for the quarterly period ending August 10, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel J. O'Leary, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  August 28, 2002


                                     /s/ Daniel J. O'Leary
                                               ---------------------------
                                               Daniel J. O'Leary
                                               Chief Financial Officer


NEWYORK 931489 v1 (2K)



4