Form 10-K
period 2002-11-02
NUTRITIONAL SOURCING CORP
filed 2003-07-28
CIK 906307

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the fiscal year ended __November 2, 2002___

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES       NO X

     Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Act). YES       NO  X

     No voting stock of the Registrant is held by non-affiliates of the Registrant.

     Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES ___ NO X_

    Number of shares of the Registrant's Common Stock, $ .10 par value outstanding as of July 25, 2003 -- 200.

    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                  PART I

ITEM 1.     BUSINESS

Name of the Registrant

      Nutritional Sourcing Corporation was known as Pueblo Xtra International, Inc. until July 22, 2002. Effective that date its name was changed to Nutritional Sourcing Corporation ("NSC").


Financial Restructuring and Proceedings Under Chapter 11 of the United States
 Bankruptcy Code

     On September 24, 2002 NSC voluntarily consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code by filing a Consent to Entry of Order For Relief Under Chapter 11 in the United States Bankruptcy Court For The District of Delaware (the "Court"). The Court ordered such relief on September 27, 2002 (Case No: 02-12550 (PJW)). This action by NSC was in response to an involuntary petition filed in the Court by certain creditors of NSC under title 11, United States Code (the "Chapter 11 Case").

     The creditors' actions were taken as a result of NSC not paying the August 1, 2002 interest payment on its $177.3 million in notes outstanding which were due in August of 2003. The interest was not paid as a result of NSC's operating subsidiaries not paying interest they owed to NSC; this non-payment was consented to by the operating subsidiaries' lender banks.

     The relief under the Chapter 11 Case pertained to NSC only, not its operating subsidiaries. However, the bank debt of the operating subsidiaries, which was guaranteed by NSC, was due on February 1, 2003.

     On January 30, 2003 a new bank lender assumed the existing bank debt and committed to lend the operating subsidiaries additional funds at the time NSC emerged from bankruptcy. The new bank lender also obtained the guarantee of NSC.

     On June 5, 2003, NSC emerged from bankruptcy pursuant to an April 30, 2003 confirmation order from the Court.

     The impact of the Chapter 11 Case on NSC's operations for the year ended November 2, 2002 and its financial condition as of that date are disclosed in the consolidated financial statements and related footnotes included in Item 15 of this Form 10-K.

     The impact, including new bank debt and issuance of new Notes, of the financial restructuring and emergence from proceedings under Chapter 11 of the United States Bankruptcy Code, both of which occurred subsequent to November 2, 2002, are discussed in more detail in NOTE 16 - SUBSEQUENT EVENTS of the footnotes to the consolidated financial statements included in Item 15 of this Form 10-K.


General

     Unless otherwise specified statements herein are as of November 2, 2002 or for the period or periods then ended.

     The Company is a Delaware holding company that owns all of the membership units of Pueblo International, LLC and all the common stock of Pueblo Entertainment, Inc., both Delaware companies. Throughout this report, unless the context otherwise requires, "Company" refers to NSC together with its subsidiaries. Further, throughout this report Pueblo International, LLC, together with its subsidiaries, is referred to as Pueblo and Pueblo Entertainment, Inc. is referred to as Pueblo Entertainment. Pueblo Entertainment was organized on January 28, 2001 to own and operate the video rental store assets in Puerto Rico. Prior to that date those assets were owned and operated by Pueblo International, Inc. Pueblo International, Inc. was converted to a Delaware limited liability company on November 4, 2001 and its name was changed to Pueblo International, LLC. Pueblo owns all of the common stock of FLBN Corporation ("FLBN") formerly Xtra Super Food Centers, Inc., the subsidiary that operates the Company's supermarkets and video rental stores in the U.S. Virgin Islands. The name change to FLBN Corporation became effective on March 27, 2003.

     Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is one of the leading supermarket chains in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, the Company, through its ownership of Pueblo and Pueblo Entertainment, is the leading operator of video rental outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster, Inc. ("BI"). As of November 2, 2002, the Company operated 41 supermarkets in Puerto Rico and 6 supermarkets in the U.S. Virgin Islands. As of November 2, 2002, the Company also operated 39 video rental stores in Puerto Rico and 2 video rental stores in the U.S. Virgin Islands.

      On November 2, 2001 the Company and its subsidiaries changed their fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the comparable period of the prior year being reported in this Annual Report on Form 10-K is the forty weeks ended November 3, 2001.

     On July 28, 1993, the Company acquired all of the outstanding shares of common stock of Pueblo for an aggregate purchase price of $283.6 million plus transaction costs (hereinafter referred to as the "Acquisition"). Pursuant to the Acquisition, Pueblo became a wholly-owned subsidiary of the Company. The Acquisition has been accounted for under the purchase method effective July 31, 1993 as discussed in the goodwill section of NOTE 1 to the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K.


Business of the Company

Supermarket Industry Overview

      The top four chains in the retail grocery industry in Puerto Rico account for approximately 75% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 2001 were approximately $2.3 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations.
 Wal-Mart purchased one of the top four chains, Supermercados Amigo, effective December 5, 2002. Amigo divested 6 of its stores to another party and Wal-Mart has indicated it intends to operate the remaining chain of 30 stores as Amigo stores. Wal-Mart also operates Sam's Clubs, Wal-Mart Supercenters and Wal-Mart stores on the island of Puerto Rico. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.



Puerto Rico

      The Company operates its supermarkets under the names Pueblo and PuebloXtra with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company has a grocery retailing market share of approximately 21%. During the 52 weeks ended November 2, 2002, the Company's stores in Puerto Rico averaged approximately 40,485 gross square feet and generated an average of approximately $442 of sales per selling square foot.

U.S. Virgin Islands

      During the 52 weeks ended November 2, 2002, the six supermarkets in the U.S. Virgin Islands averaged 34,367 gross square feet and generated an average of approximately $400 of sales per selling square foot. The Company estimates a U.S. Virgin Islands grocery retailing market share of approximately 36%.

Video Operations

      The Company has operated franchised video rental locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and operated 41 video rental locations in Puerto Rico and the U.S. Virgin Islands as of November 2, 2002. In Puerto Rico, the Company operates 16 video rental outlets that are in the same buildings as its supermarkets and 23 free-standing video rental stores, most of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates two video rental stores. The Company's free-standing video rental stores average approximately 5,343 gross square feet, while the Company's video rental outlets that are in the same building as its supermarkets average approximately 4,108 gross square feet. In order to increase customer traffic in its supermarkets, the Company's typical video rental outlet that is in the same building as its supermarket has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional video rental and merchandising offers.

      The Company's Video Rental Operations are currently the largest major video chain operating in Puerto Rico and the U.S. Virgin Islands. In the last several years Video Avenue has opened 16 stores in Puerto Rico in competition with the Company. Each of the Company's free-standing video rental locations carries an average of approximately 10,000 tapes dedicated to video rental whereas its video rental locations that are in the same building as its supermarkets average approximately 8,600 tapes. Each location also offers for sale a selection of recorded and blank video tapes, music compact discs, video game cartridges, self-activated cellular phones, prepaid phone cards, accessories, and snack food products. For promotions of its Video Rental Division operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. The Company's franchisor also provides product and support services to the Company. These include, among other things, marketing programs and computer software.

      The Company's successful development of its video rental franchise has been the result of its ability to leverage its knowledge of Puerto Rico and existing market and retailing expertise. The Company's knowledge of real estate and its existing portfolio of desirable supermarket locations has enabled it to obtain attractive, high traffic locations for its Video Rental Operations. The Company continues to evaluate expansion opportunities in its markets.

      Each video rental location is subject to a Franchise Agreement with the Company's franchisor that provides the right for such location to conduct video rental operations for a 20-year period.

Store Composition

      Since the Acquisition through November 2, 2002, the Company made capital expenditures of approximately $124.9 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of six new supermarkets, the acquisition of one new supermarket and the remodeling of 39 existing supermarkets. In the same period, the Company made capital expenditures totaling approximately $11.0 million in its Video Rental Division operations. The history of store openings, closings and remodelings, beginning with fiscal 1999, is set forth in the table below:

                                           40 Weeks
                                   Fiscal   Ended           Fiscal Year
                                    Year   November 3, ---------------------
                                    2002      2001     2001     2000    1999
                                    ----      ----     ----     ----    ----
Stores in Operation:
  At beginning of year . . . . . . .   89       91       93       94       94
  Stores opened:
     Supermarkets  . . . . . . . . .    -       -        -        -        1
     video rental stores . . . . . .    -       -        1        -        1

  Stores closed:
     Puerto Rico - Supermarket . . .   1        -        2        -        1*
     Puerto Rico - video rental  . .   -        2        1        1        1*
                                     ----     ----     ----     ----    ----
  At end of year . . . . . . . . .    88       89       91       93       94
                                     ====     ====     ====     ====    ====
 Remodels . . . . . . . . . . . . .    2        2        8        9        2
                                     ====     ====     ====     ====    ====
  Store Composition at Year-End:
     By division:
        Supermarkets . . . . . . . .  47       48       48       50       50
        video rental stores  . . . .  41       41       43       43       44
                                     ----     ----     ----     ----    ----
  Total                               88       89       91       93       94
                                     ====     ====     ====     ====    ====
     By location:
       Puerto Rico . . . . . . . .    80       81       83       85       86
       U.S. Virgin Islands . . . .     8        8        8        8        8
                                     ----     ----     ----     ----    ----
  Total                               88       89       91       93       94
                                     ====     ====     ====     ====    ====

 *    Closed as a result of Hurricane Georges; will not be reopened.

      On November 20, 2002, subsequent to the year ended November 2, 2002, the Company opened one new supermarket and one new video rental outlet in the Isla Verde section of Carolina, Puerto Rico.


Supermarket Purchasing and Distribution

     The Company's buying staff actively purchases products from distributors, as well as directly from the producer or manufacturer. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. The Company currently buys approximately 57% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain improved payment terms.

     The Company owns a full-line distribution center in greater San Juan with approximately 300,000 square feet. The only facility of its type on the island with both refrigerated and freezer capacity, the San Juan distribution center has capacity to store approximately 1.5 million cases of assorted products and serves as the Company's central distribution center for the island. The distribution center is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. During the fiscal year ended November 2, 2002, this facility provided approximately 56% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

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

      The following table sets forth the mix of products sold (as measured in sales dollars) in the Company's supermarkets for the fiscal periods indicated:

                                     Fiscal                           Fiscal
                                      Year          40 Weeks           Year
                                     Ended           Ended            Ended
                                    November 2,    November 3,      January 27,
Product Category                       2002           2001            2001
                                   -----------     -----------     -----------
Grocery   . . . . . . . . . . .  .      43.3%           43.8%           45.2%
Health/Beauty Care/General Merchandise   8.1             8.2             8.2
Dairy   . . . . . . . . . . . . . .     18.6            18.6            17.8
Meat/Seafood  . . . . . . . . . . .     16.0            15.7            15.1
Produce . . . . . . . . . . . . . .      9.2             9.1             9.1
Deli/Bakery . . . . . . . . . . . .      4.8             4.6             4.6
                                       ------          ------          ------
     Total  . . . . . . . . . . . .    100.0%          100.0%          100.0%
                                       ======          ======          ======






Pricing

      As one of the largest grocery store chain operators in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies to offer competitive pricing at its supermarkets. The Company utilizes circulars distributed as inserts in newspapers and in its stores to emphasize special offers. The frequency of circular distribution varies from weekly in some periods to every other week in other periods.

Private Label

      During fiscal 1998 the Company began selling Pueblo brand private label grocery, dairy, and frozen food items in its supermarkets. As of November 2, 2002, the Company continued to have approximately 274 SKUs of manufactured Pueblo brand items offered in its supermarkets. Product selection seeks to achieve quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

      Historically, the Company utilized only Food Club - manufactured private label products through the Company's membership with Topco Associates, Inc. Utilization of these products has not been discontinued and is intended to be expanded. Rather, product offerings among Pueblo private label products, Food Club private label products and national brands are chosen on the basis of quality, cost, gross margin and sales volume in order to offer what management believes is the best selection and value to its customers.

      The Company's private label program consists of the products discussed in the two preceding paragraphs as well as Pueblo private label products sold in its bakery and deli departments and a variety of brand labels sold exclusively at its supermarkets. During the fiscal year ended November 2, 2002 private label sales were approximately 13.5% of total supermarket sales.

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

      In March of 2001, the Company introduced the new "PuebloCard" to its customers in Puerto Rico and the U.S. Virgin Islands. The PuebloCard serves many functions, including enhancing customer loyalty, through providing discounts available only to customers using the card, check cashing services, and target marketing.

      All advertising is created and designed through the Company's wholly-owned advertising agency, CaribAd, Inc. (dba "Adteam"). Adteam, based in Puerto Rico, develops promotional programs for all of the Company's markets, thereby providing advertising cost advantages over the Company's competitors.




Competition

      The grocery retailing business is extremely competitive. Competition is based primarily on price, quality of goods and service, convenience and product mix. The number and type of competitors, and the degree of competition experienced by individual stores, vary by location.

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

      Although the Company's Video Rental Operations constitute the largest video chain in Puerto Rico and the U.S. Virgin Islands, the Company competes with 16 Video Avenue stores, numerous local independent video retailers, and mass merchandisers in the category of sell thru movie and games video. In addition, the Company's video rental stores compete against cable, television, satellite broadcasting, movie theaters, the Internet, and other forms of entertainment.

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

Employees

      As of November 2, 2002, the Company had approximately 4,650 employees (full- and part-time), of whom approximately 3,700 were employed at the supermarket level, 500 at the administrative and financial services offices and distribution center and 450 by the Video Rental Division. Approximately 66% of the Company's supermarket employees were employed on a part-time basis and approximately 3,275 store employees were represented by a nonaffiliated collective bargaining organization under a four year contract expiring in July 2006. The Company considers its relations with its employees to be good.





Trademarks, Tradenames and Service Marks

      The Company owns certain trademarks, tradenames and service marks used in its business, which are registered with the U.S. Patent and Trademark Office, and the appropriate governmental authorities in Florida, Puerto Rico, the U. S. Virgin Islands, and selected foreign jurisdictions. The Company believes that its trademarks, tradenames, and service marks, including Pueblo, PuebloXtra, and Xtra, are valuable assets due to the fact that brand name recognition and logos are important considerations in the Company's consumer markets. As a franchisee, the Company has exclusive rights to use the franchisor's trademark in its specified franchise territories.

Regulation

      Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.


Risk Factors

      Supermarket Industry

      The retail grocery industry is extremely competitive and is characterized by high inventory turnover and narrow profit margins. The Company's results of operations are therefore, sensitive to, and may be materially adversely impacted by, among other things, competitive pricing, promotional pressures and additional store openings by competitors. The Company competes with national, regional and local supermarkets, warehouse club stores, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas it serves. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than the Company, and the Company may be unable to compete successfully in the future.

      Video Operations

      The Company's video rental franchise faces significant competition and risks associated with technological obsolescence, and the Company may be unable to compete effectively. The home video and home video game industries are highly competitive. The Company competes with local, regional and national video retail stores, and with mass merchants, specialty retailers, supermarkets, pharmacies, convenience stores, bookstores, mail order operations, online stores and other retailers, as well as with noncommercial sources, such as libraries. As a result of direct competition with others, pricing strategies for videos and video games is a significant competitive factor in the Company's video rental business. The Company's home video and home video game businesses also compete with other forms of entertainment, including cinema, television, sporting events and family entertainment centers. If the Company does not compete effectively with competitors in the home video industry or the home video game industry or with providers of other forms of entertainment, its revenues and/or its profit margin could decline and its business, financial condition, liquidity and results of operations could be adversely affected.

      Geographic Considerations; Regulation

      The Company is concentrated in the densely populated greater San Juan metropolitan area of Puerto Rico and in the U.S. Virgin Islands. As a result, the Company is vulnerable to economic downturns in those regions, as well as natural and other catastrophic events, such as hurricanes and earthquakes, that may impact those regions. These events may adversely affect the Company's sales which may lead to lower earnings, or even losses, and may also adversely affect its future growth and expansion. Further, since the Company is concentrated on three islands, opportunities for future store expansion may be limited, which may adversely affect its business and results of operations. Additionally, the Company is subject to governmental regulations that impose obligations and restrictions and may increase its costs.

      Reemergence from Bankruptcy

      As discussed in greater detail in Financial Restructuring and Proceedings Under Chapter 11 of the United States Bankruptcy Code and in NOTE 16 - SUBSEQUENT EVENTS - in the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K, the Company recently emerged from bankruptcy and has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur substantial additional indebtedness in the future, including indebtedness that would be secured by its assets. If the Company increases its indebtedness, the related risks that it now faces could intensify. For example, it could:

         - require the Company to dedicate an increased portion of its cash flow to payments on its indebtedness;
         - limit the Company's ability to borrow additional funds;
         - increase the Company's vulnerability to general adverse economic and industry conditions;
         - limit the Company's ability to fund future working capital, capital expenditures and other general corporate requirements;
         - limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or taking advantage of potential business opportunities;
         - limit the Company's ability to execute its business strategy successfully; and
         - place the Company at a potential competitive disadvantage in its industry.

      Company is Highly Leveraged

      The Company's ability to satisfy its indebtedness obligations will depend on its financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to economic, industry and market conditions and to risks related to its business and other factors beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations or that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. Further, as NSC is a holding Company, indebtedness at the NSC level is effectively subordinated to indebtedness and other obligations at the operating subsidiary level. See Iten 7 MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and
 NOTE 16 - SUBSEQUENT EVENTS - to the consolidated financial statements included in Item 15 of this Form 10-K.

      Market Risk

      In addition to the foregoing, the market price of the Company's debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to the Company's debt securities by third parties and perceptions regarding its ability to pay its obligations on its debt securities.


ITEM 2.     PROPERTIES

      The following table sets forth information as of November 2, 2002 with respect to the owned and leased stores and support facilities used by Pueblo in its business:

                                  Owned (1)           Leased               Total
                             -----------------   -----------------    ----------------
                             No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft
                             --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . .    6    273,000       41    1,593,000      47    1,866,000
Video rental stores  . . .    3     17,000       38      183,000      41      200,000
Distribution center & offices 1    300,000        1       13,000       2      313,000

(1) For four of the owned stores the Company owns the building and leases the land. Three of these are in Puerto Rico and one is in the U.S. Virgin Islands.

      The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay percentage annual rent and certain expenses related to the premises such as insurance, taxes and maintenance. See NOTE 6 - LEASES of the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K.
 The Company does not anticipate any difficulties in renewing its leases as they expire.

      The construction of new owned facilities and remodeling of existing facilities are financed principally with internally generated funds. All owned properties of Pueblo were pledged as collateral (by a pledge of the assets of the Company's subsidiaries) under the Company's bank credit agreement dated as of April 29, 1997 (the "April 1997 Bank Credit Agreement") with a syndicate of banks (see NOTE 5 - DEBT in the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K).
 See also NOTE 16 - SUBSEQUENT EVENTS in the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K for a description of the Company's current financings.

      The Company owns its general offices, which includes the supermarket and Video Rental Division offices and the distribution center located in Carolina, Puerto Rico (near San Juan), and leases its administrative offices located in Pompano Beach, Florida.

      The Company's management believes that its properties are adequately maintained and sufficient for its business needs.

ITEM 3.     LEGAL PROCEEDINGS

     On September 24, 2002 NSC voluntarily consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code by filing a Consent to Entry of Order For Relief Under Chapter 11 in the United States Bankruptcy Court For The District of Delaware (the "Court"). The Court ordered such relief on September 27, 2002 (Case No: 02-12550 (PJW)). This action by NSC was in response to an involuntary petition filed in the Court by certain creditors of NSC under title 11, United States Code (the "Chapter 11 Case").

      At November 2, 2002, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. Management believes there were no material contingencies as of November 2, 2002. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the 52 weeks ended November 2, 2002.



                                   PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

Market Information

      There is no established public trading market for the Company's common equity.

Holders

      The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc., a Delaware corporation ("Holdings"). Shares of Holdings are indirectly beneficially owned by a trust primarily for the benefit of the family of Gustavo Cisneros, and a trust primarily for the benefit of the family of Ricardo Cisneros, with each trust having a 50% indirect beneficial ownership interest in the shares of Holdings. These trusts are referred to herein as the "Principal Shareholders." Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of the shares.

Dividends

      No cash dividends have been declared on the common stock since NSC's inception. Certain restrictive covenants in the April 1997 Bank Credit Agreement imposed limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo and Pueblo Entertainment to NSC were restricted under the terms of the April 1997 Bank Credit Agreement. The April 1997 Bank Credit Agreement, however, provided that so long as no default or event of default (as defined in the April 1997 Bank Credit Agreement) exists, or would exist as a result, Pueblo was permitted to pay cash dividends to NSC in an aggregate amount necessary to pay interest on NSC's 9.5% Senior Notes due 2003 (the "Notes") and NSC's 9.5% Series C Notes due 2003 (the "Series C Senior Notes") then due and payable in accordance with the terms thereof. See Notes 1, 5, 8, 9, and 16 to the Company's consolidated financial statements included in Item 15 of this Form 10-K for a discussion of the Notes and Series C Senior Notes, issuance of new 10.125% Senior Secured Notes to the Holders, and the replacement of the April 1997 Bank Credit Agreement.









ITEM 6.     SELECTED FINANCIAL DATA
            (Dollars in thousands, except average sales per selling square foot amounts)

                                 Fiscal
                                  Year       40 Weeks             Fiscal Year Ended
                                  Ended       Ended     -------------------------------------
                               November 2,  November 3, January 27,  January 29,  January 30,
                                  2002         2001        2001         2000         1999
                               -----------  -----------  -----------  -----------  -----------
Operating Statement Data
Net sales                      $588,179     $433,342     $622,050     $674,145     $784,774
Cost of goods sold              396,239      290,997      423,755      456,143      528,395
                               ---------    ---------    ---------    ---------    ---------
   Gross profit                 191,940      142,345      198,295      218,002      256,379
Selling, general and admin-
    istrative expenses          154,371      116,541      165,667      163,785      172,964
Gain on insurance settlement(1) (14,693)           -       (2,464)     (15,066)           -
Store Closings:
   Exit costs (2)                   246            -          685            -            -
   Write down of impaired
      assets (2)                      -            -        3,534            -            -
Depreciation and amortization    28,260       22,671       34,142       31,632       36,529
                               ---------    ---------    ---------    ---------    ---------
   Operating profit (loss)       23,756        3,133       (3,269)      37,651       46,886
Interest expense-debt and
   capital lease
   obligations (8)              (20,946)     (18,376)     (28,830)     (30,371)     (29,556)
Interest and investment
   income, net                      291          415        2,500        2,750        1,379
Loss on sale of real
   property (3)                       -            -            -       (1,291)           -
Reorganization items (3a)          (995)           -            -            -            -
Gain on early extinguishment
   of debt (4)                        -            -       33,867            -            -
                                --------    ----------    --------    ----------   ---------
 (Loss) Income before Income
   Tax                            2,106      (14,828)       4,268        8,739       18,709
Income tax (expense) benefit     (2,785)       6,612       (1,573)      (4,015)      (9,832)


                               ---------    ---------    ---------     ---------   ---------
Net (loss) income              $   (679)    $ (8,216)    $  2,695      $ 4,724     $  8,877
                               =========    =========    =========    ==========   =========

                                                          As of
                              -------------------------------------------------------------------
                              November 2,   November 3,   January 27,   January 29,   January 30,
                                 2002           2001          2001          2000          1999
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (5)  $17,992        $ 2,169        $34,833       $95,711       $55,500
Working capital (deficit)       (4,718)           252         (6,899)       22,214         1,578
Property and equipment, net    102,847        111,227        118,598       122,263       129,860
Total assets                   398,725        394,159        434,790       521,564       507,002
Total debt and capital
   lease obligations (9)       220,526        218,277        218,047       283,705       276,032
Stockholder's equity            34,706         35,385         43,601        40,906        36,182



          See notes to Selected Financial Data at the end of this Item 6.








                                Fiscal
                                 Year       40 Weeks               Fiscal Year Ended
                                Ended         Ended     --------------------------------------
                              November 2,   November 3, January 27,  January 29,  January 30,
                                 2002          2001       2001         2000         1999
                              -----------  -----------  -----------  -----------  -----------
Certain Financial Ratios
   and Other Data
EBITDA (as defined) (6) ***    $52,016      $25,804      $34,407     $69,283       $83,415
Cash flow (used in) provided
   by investing activities (3)  (7,352)      (5,240)     (17,249)      1,077        (8,209)
Cash flow provided by (used
   in)financing activities       1,376         (503)     (31,685)       (576)         (591)
Cash flow provided by (used
   in) operating activities     21,779      (26,921)     (11,944)     39,710        35,530
Capital expenditures             7,391        5,271       17,452      21,650 *      15,271
EBITDA (as defined) margin (6)     8.8%         6.0%         5.5%       10.3%         10.6%
Debt to EBITDA  (as defined)    4.24:1       6.65:1**     6.34:1      4.09:1        3.30:1

* Excludes replacements of approximately $13.1 million as a result of damages from Hurricane
Georges.

** For comparison purposes, this ratio was computed using the EBITDA for the trailing 52 week period.

*** Includes a gain from the Hurricane Georges insurance claim of $14,693, $2,464, and $15,066 for the fiscal years ended November 2, 2002, January 27, 2001, and January 29, 2000,
respectively.



                                                    40 Weeks
                                           Fiscal     Ended               Fiscal Year
                                            Year    November 3, ----------------------------
                                            2002        2001       2001      2000       1999
                                        -----------  -----------  --------   --------   --------
RETAIL FOOD DIVISION DATA
Puerto Rico
 Number of stores (at fiscal year-end)           41         42         42         44         44
 Average sales per store (7)               $ 12,125   $  8,698   $ 11,943   $ 12,901   $ 14,804
 Average selling square footage              29,393     28,895     28,149     28,243     27,179
 Average sales per selling square foot (7) $    442   $    319   $    452   $    491   $    590
 Total sales                               $500,624   $365,311   $522,059   $567,658   $650,816
 Same store sales % change                     4.1%     (7.6)%     (7.6)%    (13.1)%    (17.8)%

U.S. Virgin Islands
 Number of stores (at fiscal year-end)            6          6          6          6          6
 Average sales per store (7)               $  7,729   $  5,916   $  8,085   $  8,364   $ 11,326
 Average selling square footage              19,421     19,421     19,421     19,421     19,421
 Average sales per selling square foot (7) $    400   $    305   $    414   $    427   $    580
 Total sales                               $ 46,376   $ 35,497   $ 48,509   $ 50,185   $ 67,958
 Same store sales % change                   (1.0)%     (4.5)%     (3.3)%    (26.2)%    (21.7)%

VIDEO RENTAL DIVISION DATA
Video Rental Stores
 Number of stores (at fiscal year-end)           41         41         43         43         44
 Average sales per store (7)               $    973   $    702   $  1,000   $  1,146    $ 1,381
 Average weekly sales                      $    781   $    740   $    837   $    962    $ 1,184
 Total sales                               $ 39,893   $ 29,421   $ 42,954   $ 49,920    $60,972
 Same store sales % change                   (0.5)%     (7.8)%    (13.5)%    (18.6)%      10.8%

          See notes to Selected Financial Data at the end of this Item 6.







NOTES TO SELECTED FINANCIAL DATA

(1) The Company realized a gain from an insurance settlement relating to Hurricane Georges on the excess of replacement costs over book value of assets replaced that were damaged by the storm.
(2) The Company recorded a charge of $0.7 million and $0.2 million for the estimated carrying costs of stores that were closed for the fiscal years ended January 27, 2001 and November 2, 2002, respectively, and $3.5 million for the write down of related assets for the fiscal year ended January 27, 2001.
(3) The Company received $35.5 million in cash and incurred a loss in a sale/leaseback of real estate.
(3a) Restructuring items during the fiscal year ended November 2, 2002 consist primarily of the costs of the Company's and its noteholders' financial and legal professionals advising the parties on matters pertaining to the Company's Chapter 11 proceedings.
(4) The fiscal year ended January 27, 2001 amount relates to a gain on early extinguishment of debt.
(5) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(6) EBITDA (as defined) represents earnings before interest, taxes, depreciation, amortization, the loss on sale/leaseback transaction, sundry, the write down of impaired assets, and reorganization items. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales. Included below is a reconciliation of Operating profit (loss) to EBITDA:


                                 Fiscal
                                  Year       40 Weeks             Fiscal Year Ended
                                  Ended       Ended     -------------------------------------
                               November 2,  November 3, January 27,  January 29,  January 30,
                                  2002         2001        2001         2000         1999
                               -----------  -----------  -----------  -----------  -----------
 Operating profit (loss)        $23,756      $ 3,133      $(3,269)     $37,651      $46,886
 Add:
  Write down of impaired
      assets (2)                      -            -        3,534            -            -
  Depreciation and amortization  28,260       22,671       34,142       31,632       36,529
                               -----------  -----------  -----------  -----------  -----------
 EBITDA (as defined)            $52,016      $25,804      $34,407      $69,283      $83,415
                               ===========  ===========  ===========  ===========  ===========


(7) For all periods presented, average sales are weighted for the period of time each store is open during the period.
(8) The fiscal year ended November 2, 2002 amount does not include contractual interest expense on pre-petition debt totaling approximately $2.7 million for the period from September 4, 2002 through November 2, 2002.
(9) The balance as of November 2, 2002 includes the carrying value of the Notes and Series C Senior Notes totaling approximately $176.2 million, which are included as Liabilities Subject to Compromise in the Company's consolidated financial statements.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
General

     The Company was organized in 1993 to acquire Pueblo in the Acquisition. In connection with the Acquisition, the Company incurred significant indebtedness and recorded significant goodwill. Following the Acquisition, the Company continued an existing operating strategy designed to expand its supermarket penetration through new supermarket openings in Puerto Rico and Florida and new video rental locations in Puerto Rico. The number of the Company's supermarkets in Puerto Rico and the U.S. Virgin Islands grew from 46 to 47 and the number of the Company's video rental locations (including conversions) grew from 20 to 41, in each case measured from the Acquisition through the end of the fiscal year ending November 2, 2002. During the fiscal year ended November 2, 2002, the Company closed one under-performing supermarket in Puerto Rico, reducing the number of supermarkets to 47. On November 2, 2001 the Company changed its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, the fiscal period being reported as the prior year's numbers in this Annual Report on Form 10-K is the 40 weeks ended November 3, 2001.

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

      In October 1995, William T. Keon, III was named President and Chief Executive Officer of the Company. Following his arrival at the Company, Mr. Keon conducted a thorough review of the Company's operating business practices and its financial performance. As a result of such review, the Company determined in January 1996 to discontinue its retail operations in the competitive Florida market in order to focus on its core markets where it has a stronger competitive position and greater profit opportunities. In fiscal 1996, management also began to take several other actions designed to improve the financial performance of the Company, including the closing of two under-performing supermarkets in Puerto Rico, an increase in the Company's advertising expenditures in Puerto Rico, and the conversion of six Pueblo Video Clubs into in-store Video Rental Division outlets. Throughout fiscal 1997 and fiscal 1998, the Company completed its conversion of Pueblo Video Clubs into Video Rental Division outlets. During fiscal 1998 Mr. Keon put a new management team in place which embarked on converting the Puerto Rico and U. S. Virgin Islands supermarkets to "combo" stores which offer expanded grocery items, a wide selection of health and beauty care products and general merchandise. In addition, services such as banks and private postal services were added to many of the supermarkets. Management also embarked on a program to remodel the supermarkets and open new stores where appropriate. A total of twenty-five supermarkets were remodeled from fiscal 1997 through November 2, 2002. Although the remodeling program was delayed in the latter part of fiscal 1999, and the early part of fiscal 2000, due to the business interruption as a result of Hurricane Georges, the Company continued the program in fiscal 2000. From fiscal 2000 through the end of fiscal 2002 the Company completed 27 remodels (nine in fiscal 2000, eight in fiscal 2001, two during the 40 weeks ended November 3, 2001 and two in fiscal
 2002).

      During the same period, from fiscal 1997 through November 2, 2002, the Company constructed two new supermarkets and two new video rental stores.
 One of the supermarkets and one of the video rental stores were opened during fiscal 1999. The remaining supermarket and video rental store were constructed during fiscal 2002 but were not opened as of November 2, 2002. These stores were opened on November 20, 2002.

      NSC has no operations of its own, and its only assets are its equity interests in Pueblo and Pueblo Entertainment and intercompany notes issued to NSC by its subsidiaries in connection with its investment of the net proceeds of the 9.5% Senior Notes (the "Notes") and the 9.5% Series C Senior Notes Due 2003 (the "Series C Senior Notes"). NSC has no source of cash to meet its obligations, including its obligations under the Notes and the Series C Senior Notes, other than payments by its subsidiaries on such intercompany notes, which are restricted and effectively subordinated to Pueblo's obligations under the April 1997 Bank Credit Agreement, and dividends from its subsidiaries. The April 1997 Bank Credit Agreement contains an exception to the restriction on the payment of dividends which provides that so long as no default or event of default (as defined in the April 1997 Bank Credit Agreement) exists, or would exist as a result thereof, Pueblo is permitted to pay cash dividends to the Company in an aggregate amount necessary to pay interest on the Notes and the Series C Senior Notes then due and payable in accordance with the terms thereof.

      On September 24, 2002 NSC voluntarily consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code by filing a Consent to Entry of Order For Relief Under Chapter 11 in the United States Bankruptcy Court For The District of Delaware (the "Court"). The Court ordered such relief on September 27, 2002 (Case No: 02-12550 (PJW)). This action by NSC was in response to an involuntary petition filed in the Court by certain creditors of NSC under title 11, United States Code (the "Chapter 11 Case").

      The creditors' actions were taken as a result of NSC not paying the August 1, 2002 interest payment on its $177.3 million in notes outstanding which were due in August of 2003. The interest was not paid as a result of NSC's operating subsidiaries not paying interest they owed to NSC; this non-payment was consented to by the operating subsidiaries' lender banks.

      The relief under the Chapter 11 Case pertained to NSC only, not to its operating subsidiaries. However, the bank debt of the operating subsidiaries, which was guaranteed by NSC, was due on February 1, 2003.

      On January 30, 2003 a new bank lender assumed the existing bank debt and committed to lend the operating subsidiaries additional funds at the time NSC emerged from bankruptcy. The new bank lender also obtained the guarantee of NSC.

      On June 5, 2003, NSC emerged from bankruptcy pursuant to an April 30, 2003 confirmation order from the Court.

      The impact of the Chapter 11 Case on NSC's operations for the year ended November 2, 2002 and its financial condition as of that date are disclosed in the Company's consolidated financial statements and related footnotes included in Item 15 of this Form 10-K.

      The impact of the financial restructuring and emergence from proceedings under Chapter 11 of the United States Bankruptcy Code, both of which occurred subsequent to November 2, 2002, are discussed in more detail in NOTE 16 - SUBSEQUENT EVENTS of the footnotes to the Company's consolidated financial statements included in Item 15 of this Form 10-K.

Hurricane Georges

      Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million. As a result the Company recorded gains associated with the property settlement during fiscal 2000 and 2001 of $15.1 million and $2.5 million, respectively ($9.2 million and $1.5 million, respectively, net of applicable income tax).

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers a $69.4 million proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U.S. Virgin Islands (the "claim") as a result of Hurricane Georges. The claim was based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which was, in management's opinion, the end of the applicable indemnity period. The claim was settled in July of 2002 for $18.2 million after a prolonged appraisal process (similar to an arbitration process). The settlement resulted in recording a gain, during fiscal 2002, of $14.7 million, net of claim and appraisal expenses of $3.5 million.

Results of Operations

52 Weeks Ended November 2, 2002 vs. 52 Weeks Ended November 3, 2001

      As of November 2, 2002, the Company operated a total of 47 supermarkets and 41 video rental locations in Puerto Rico and the U. S. Virgin Islands. During the fiscal year ended November 2, 2002, the Company closed one of its supermarkets in Puerto Rico. Additionally, the Company continued its reengineering including the remodeling process scheduled for its stores.

      Total sales for the 52 weeks ended November 2, 2002 were $588.2 million versus $576.6 million in the comparable period of the prior year, an increase of 2.0%. For the comparable 52 week periods, same store sales were $586.1 million for the year ended November 2, 2002 versus $570.0 million for the prior year, an increase of 2.8%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division increased 3.1% for the 52 weeks ended November 2, 2002 as compared to the same period of the prior year. The principal factors contributing to the increase in same store sales in the Retail Food Division, despite continued growth in competition, were the Company's PuebloCard and the Company's repositioning efforts, both beginning in March of 2001. Video Rental Division same store sales decreased 0.5% for the 52 weeks as compared to the same period in the prior year due to a decline in the number of new movie releases and in customer response to new releases for both rental and sell-through videos.

      Gross profit for the 52 weeks ended November 2, 2002 was $191.9 million versus $187.9 million for the comparable period of the prior year, an increase of $4.0 million. Gross profit for the Retail Food Division was $160.2 million for the 52 weeks ended November 2, 2002 compared to $156.4 million for the comparable period of the prior year, a $3.8 million increase. The $3.8 million increase in gross profit for the Retail Food Division was a result of the increase in sales. Gross profit for the Retail Food Division was 29.2% of sales in both the 52 weeks ended November 3, 2001 and the 52 weeks ended November 2, 2002. The gross profit for the Video Rental Division for the 52 weeks ended November 2, 2002 was $31.7 million versus $31.5 million for the comparable period of the prior year, an increase of $0.2 million. The gross profit rate for the Video Rental Division increased by 0.2%, to 79.6% in the 52 weeks ended November 2, 2002. The increase in the gross profit rate was a result of an increase in video rentals, which have a higher gross margin rate than product sales, as a percentage of total Video Rental Division sales.

      Selling, general and administrative expenses were $154.4 million for the 52 weeks ended November 2, 2002 compared to $155.1 million for the comparable period of the prior year. The decrease of $0.7 million in the 52 weeks ended November 2, 2002 from the comparable period of the prior year was a result of cost reductions implemented in April of 2001.

      Depreciation and Amortization was $28.3 million for the 52 weeks ended November 2, 2002 compared to $30.9 million for the comparable period of the prior year, a decrease of $2.6 million. This decrease was primarily a result of reduced capital expenditures.

      Interest expense, net of interest income, decreased by $2.6 million between the 52 weeks ended November 2, 2002 and the comparable period of the prior year primarily as a result of the Company discontinuing to record interest expense on the Company's 9.5% Senior Notes and Series C Senior notes as of the date of the voluntary petition for Chapter 11, and by lower interest rates on the Company's $32.0 million in borrowings under the Company's revolving credit facility.

      Restructuring items during the fiscal year ended November 2, 2002 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's noteholders on matters pertaining to the Company's Chapter 11 proceedings.

      Income tax expense for the 52 weeks ended November 2, 2002 was $2.8 million compared to a benefit of $9.8 million in the comparable period of the prior year, an increase of $12.6 million. The effective rates for the 52 weeks ended November 2, 2002 and the comparable period of the prior year were 132.2% and 46.0%, respectively. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between
 (Loss) Income Before Income Taxes for financial reporting purposes and pretax income for income tax return reporting purposes to (Loss) Income Before Income Taxes.

     Net loss for the 52 weeks ended November 2, 2002 was $0.7 million, an improvement of $10.8 million from the net loss in the comparable period of the prior year. Net loss for the 52 weeks ended November 3, 2001 was $11.5 million. During the 52 weeks ended November 2, 2002, the Company recorded reorganization cost of approximately $1.0 million. Also, during the 52 weeks ended November 2, 2002 the Company recorded a $14.7 million pre-tax gain from the settlement of the Company's business interruption insurance claim as a result of Hurricane Georges which occurred in September of 1998. The impact on net income is a gain of approximately $6.8 million, net of income taxes.

40 Weeks ended November 3, 2001 vs. 40 Weeks ended November 4, 2000

      As of November 3, 2001, the Company operated a total of 48 supermarkets and 41 video rental locations in Puerto Rico and the U.S. Virgin Islands. During the fiscal period ended November 3, 2001, the Company closed two of its video rental stores in Puerto Rico. Additionally, the Company continued its reengineering including the remodeling process scheduled for all of its stores.

      Total sales for the 40 weeks ended November 3, 2001 were $433.3 million versus $478.8 million for the 40 weeks ended November 4, 2000, a decrease of 9.5%. For the comparable 40 week periods, same store sales were $432.7 million for the 40 weeks ended November 3, 2001 versus $470.9 million for the 40 weeks ended November 4, 2000, a decline of 8.1%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division declined 8.1% for the 40 weeks ended November 3, 2001 as compared to the 40 weeks ended November 4, 2000. The principal factors contributing to the decline in same store sales in the Retail Food Division were increased competition and weakness in the economy in both Puerto Rico and the U.S. Virgin Islands. Video Rental Division same store sales decreased 7.8% for the 40 weeks ended November 3, 2001, as compared to the 40 weeks ended November 4, 2000.

      Gross profit for the 40 weeks ended November 3, 2001 was $142.3 million versus $152.7 million for the 40 weeks ended November 4, 2000, a decline of $10.4 million. Gross profit for the Retail Food Division was $119.0 million for the 40 weeks ended November 3, 2001 compared to $127.8 million for the 40 weeks ended November 4, 2000, a $8.8 million decline. The $8.8 million decline in gross profit for the Retail Food Division was a result of the decline in sales and was offset by a 0.9% increase in the rate of gross profit, from 28.6% of sales in the 40 weeks ended November 4, 2000 to 29.5% of sales in the 40 weeks ended November 3, 2001. The primary reason for the improvement in the rate of gross profit was the impact of the Company's loyalty program, which began in March of 2001. In addition to providing loyal customers with enhanced values, the program provides the Company the ability to improve control of its promotional programs. The program is based on the PuebloCard which identifies the card holder as a member of the program and the special pricing the card holder is entitled to on the specific item(s) being checked out. Currently, Pueblo is the only supermarket retailer offering such a program in Puerto Rico and the U.S. Virgin Islands. The gross profit for the Video Rental Division for the 40 weeks ended November 3, 2001 was $23.4 million versus $25.0 million for the 40 weeks ended November 4, 2000, a decline of $1.6 million. The gross profit rate for the Video Rental Division increased by 1.7%, to 79.5% in the 40 weeks ended November 3, 2001. The increase in the gross profit rate was a result of an increase in video rental sales, which have a higher gross margin rate than product sales, as a percentage of total Video Rental Division sales.

   Selling, general and administrative expenses were $116.5 million for the 40 weeks ended November 3, 2001 compared to $127.1 million for the 40 weeks ended November 4, 2000. The decrease of $10.6 million in the 40 weeks ended November 3, 2001 from the 40 weeks ended November 4, 2000, was a result of the decline in sales and cost reductions implemented in April of 2001.

      Depreciation and Amortization was $22.7 million for the 40 weeks ended November 3, 2001 compared to $25.9 million for the 40 weeks ended November 4, 2000, a decrease of $3.2 million. This decrease was primarily a result of the write off, during the 40 weeks ended November 4, 2000, of property, plant and equipment that had been replaced during fiscal years 2001 and 2000 when the majority of the Company's remodels were completed.

      Interest expense, net of interest income, decreased by $3.1 million between the 40 weeks ended November 3, 2001 and the 40 weeks ended November 4, 2002 primarily as a result of the Company's purchase of $87.7 million principal amount of its Notes and Series C Senior Notes which occurred on October 2, 2000. This reduction was partially offset by interest on $30.0 million in borrowings under the Company's revolving credit facility.

      Income tax benefit for the 40 weeks ended November 3, 2001 was $6.6 million compared to income tax expense of $4.8 million for the 40 weeks ended November 4, 2000, an increase of $11.4 million. The income tax expense for the 40 weeks ended November 4, 2000 included the impact of a $13.3 million income tax provision related to the Company's extraordinary gain on the purchase of $87.7 million principal amount of its Notes and Series C Senior Notes. The effective rates for the 40 weeks ended November 3, 2001 and the 40 weeks ended November 4, 2000 were 44.6% and 44.4%, respectively. Variances in the effective tax rate were a result of variances in tax rates among the tax jurisdictions in which the Company operates and the results of operations in those specific jurisdictions.

     Net loss for the 40 weeks ended November 3, 2001 was $8.2 million, a decrease of $14.2 million from the net income for the 40 weeks ended November 4, 2000. Net income for the 40 weeks ended November 4, 2000 was $6.0 million. The 40 weeks ended November 4, 2000 include a $20.6 million extraordinary gain, net of applicable income taxes, from early extinguishment of the Company's debt. The 40 weeks ended November 4, 2000 also include a charge of $2.7 million, net of applicable income taxes, pertaining to the write-down of assets of stores closed and a $1.5 million gain, net of applicable income taxes, related to the final accounting for the property damaged by Hurricane Georges in September of 1998.

Liquidity and Capital Resources

      The Company's financial restructuring and proceedings under Chapter 11 of the United States Bankruptcy Code are discussed below and in the General section of the Management's Discussion and Analysis and footnotes 1, 5, 8, 9, and 16 to the consolidated financial statements included in Item 15 of this Form 10-K.

      Historically Company operations, along with its available credit facility, have provided adequate liquidity for the Company's operational needs.

      As to cash provided or used during fiscal 2002 the following pertains:

      As of November 2, 2002, the Company had borrowings of $32.0 million under its April 1997 Revolving Credit Facility. The weighted average per annum interest rate on these borrowings for the 52 weeks ended November 2, 2002 and November 3, 2001 was 5.927% and 8.930%, respectively. After giving effect to outstanding standby letters of credit in the amount of $3.9 million, as of November 2, 2002, the borrowing availability on a revolving basis under the terms of the April 1997 Bank Credit Agreement was $2.1 million.

      Cash provided by operating activities was $21.8 million during the 52 weeks ended November 2, 2002 compared to $2.8 million in the comparable period of the prior year. The improvement is a result of a decline in net loss from operations, including the gain from settling the business interruption portion of the insurance claim that resulted from hurricane Georges, and a decrease in cash used for components of working capital including the impact of not making the $8.4 million interest payment due on the Company's notes on August 1, 2002.

      Net cash used in investing activities was $7.4 million and $6.5 million in the 52 weeks ended November 2, 2002 and the comparable period of the prior year, respectively. The increase is a result of an increase in the purchases of property and equipment during the 52 weeks ended November 2, 2002 as compared to the comparable period of the prior year due to the construction of a new supermarket and a new video rental outlet during the year. These two stores opened subsequent to November 2, 2002, on November 20, 2002.

      Net cash provided by financing activities was $1.4 million for the 52 weeks ended November 2, 2002 while net cash used in financing activities was $0.8 million in the comparable period of the prior year. During the 52 weeks ended November 2, 2002, the Company borrowed an additional $2.0 million, net, under its revolving credit facility.

      On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and the Company entered into an Amended and Restated Guarantor General Security Agreement (collectively the "May 2003 Bank Agreement") with the lender thereunder (the "2003 Bank Lender"). The initial term of the May 2003 Bank Agreement expires June 22, 2008 and will
 continue on a year-to-year basis unless sooner terminated.   The borrowers
 granted the 2003 Bank Lender a security interest in all assets, tangible and intangible, owned or hereafter acquired or existing as collateral. In addition, the May 2003 Bank Agreement is collateralized by a pledge of the capital stock of, and inter-company notes issued by the Company's operating subsidiaries and by the capital stock of the Company.

      The Company is required, under the terms of the May 2003 Bank Agreement, to meet certain financial covenants including minimum consolidated net worth (as defined) levels, minimum working capital (as defined) levels, minimum earnings before net interest, income taxes, depreciation and amortization (EBITDA) as defined, minimum net revenues, a minimum fixed charge coverage ratio (as defined) and maximum debt to EBITDA ratio (as defined). The May 2003 Credit Agreement also contains certain other restrictions, including restrictions on additional indebtedness and the declaration and payment of dividends.

      The May 2003 Bank Agreement provides both a revolving loan (with amounts available based on a borrowing base formula, not to exceed, except in the lender's discretion, $35 million outstanding) and term loans facilities for various specified purposes and in certain specified amounts, aggregating $45 million in outstandings

      Funding took place on June 5, 2003 at which time the existing bank debt for borrowed money outstanding was repaid in full and the 2003 Bank Lender lent the operating subsidiaries a total of approximately $57.4 million, $12.4 million of which was borrowed under the revolving credit facility. See
 NOTE 16 - SUBSEQUENT EVENTS - of the footnotes to the Company's consolidated financial statements included in Item 15 of this Form 10-K. After giving effect to the funding on June 5, 2003 and the issuance of standby letters of credit in the amount of $3.9 million, availability under the revolving credit facility under the May 2003 Bank Agreement was $8.4 million.

      Working capital as of November 2, 2002 was a deficit of $4.7 million, a decrease of $5.0 million from the $0.3 million working capital as of November 3, 2001, producing a current ratio of 0.95:1 and 1.00:1, respectively. The primary reason for this decrease is the reclassification of the Company's borrowing under its revolving credit facility to a current liability.

      The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $500,000 for 8 of its locations and $250,000 for all other locations. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of November 2, 2002 and is anticipated to be funded with cash provided by operating activities.

      Capital expenditures for fiscal 2003 are expected to be approximately $6.2 million. This capital program (which is subject to continuing change and review) includes completion of the new stores, the remodeling of certain existing locations, and updating of equipment and software.

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

Significant Accounting Policies

      For a discussion of the Company's significant accounting policies refer to NOTE 1 of the notes to the consolidated financial statements included in
 Item 15 of this Form 10-K.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                 ****
Forward Looking Statements

      Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning anticipated capital expenditures. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the financial restructuring (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.
                                 ****

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See pages F-1 through F-42 appearing at the end of this report.


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


Directors
---------
Name                             Age   Position
----                            ----   --------
William T. Keon, III . . . . . 56    Director and Chairman of the Board of
                                      Directors; President and Chief Executive
                                      Officer; Chairman of the Executive
                                      Committee

Steven I. Bandel . . . . . . . 49    Director; Member of the Executive Committee
                                      and Chairman of the Audit and Risk
                                      Committee; Chairman of the Compensation
                                      and Benefits Committee

Cristina Pieretti  . . . . . . 50    Director; Member of the Audit and Risk
                                      Committee


Executive Officers
------------------
William T. Keon, III . . . . . 56    President and Chief Executive Officer

Daniel J. O'Leary  . . . . . . 56    Executive Vice President and Chief
                                      Financial Officer, Chief Accounting
                                      Officer and Assistant Secretary

Fernando J. Bonilla  . . . . . 43    Vice President, General Counsel and
                                      Secretary


      William T. Keon, III has been a Director of the Company since October 1995, at which time he assumed the position of President and Chief Executive Officer and was appointed Chairman of the Executive Committee. In July 2002, Mr. Keon was appointed Chairman of the Board of Directors in addition to his other duties. Since January 1983, Mr. Keon has served in senior managerial roles in the Cisneros Group.

      Steven I. Bandel has been a Director of the Company since the Acquisition. He was appointed to the Executive Committee in October 1995 and Chairman of the Audit and Risk Committee in July 2002. Since 1995, Mr. Bandel has held several senior management positions at companies within the Cisneros Group, with responsibilities in the areas of finance and business development. Mr. Bandel has the title of President and Chief Operating Officer of the Cisneros Group. He is also a member of the board of directors of America Online Latin America, Inc.

      Cristina Pieretti was appointed a Director in March 1997. Since February 1996, Ms. Pieretti has held a number of senior management positions within the Cisneros Group in the consumer goods, retail and telecommunications industries. From March 1995 to February 1996, Ms. Pieretti was a partner at Booz-Allen & Hamilton, a consulting firm. Ms. Pieretti has recently been appointed Executive Vice-President Venezuela for the Cisneros Group. She is also a member of the board of directors of America Online Latin America, Inc.

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

      Fernando J. Bonilla joined the Company in September 1997 as Vice President, General Counsel and Secretary. Before joining the Company, Mr. Bonilla served as General Counsel and Secretary to the Board of Directors of the Puerto Rico Maritime Shipping Authority and a junior partner of Fiddler Gonzalez and Rodriguez, a law firm in Puerto Rico. Since February 2003, Mr. Bonilla is a member of the Board of Directors of the Authority of the Port of the Americas, a government corporation of the Commonwealth of Puerto Rico that is developing a transshipment port in southern Puerto Rico.


ITEM 11.     EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid or distributed by the Company through November 2, 2002 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the four most highly compensated executive officers of the Company serving at November 2, 2002 (the "named executive officers") for services rendered to the Company during each of the last three fiscal years, if applicable. Pursuant to SEC rules, the table also sets forth information concerning the compensation of former executive officers of the Company who are also deemed by SEC rules to be named executive officers for fiscal 2002. All compensation was paid by Pueblo.

                                    SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)
                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III, (11)        2002        518,846      945,547     22,614(2)     44,235(1)
   President and Chief            2001(8)     384,616      240,000     15,021(2)     11,538(1)
   Executive Officer              2001        480,000      220,000     21,853(2)     24,592(1)

Daniel J. O'Leary (11)            2002        281,846      219,162     18,904(3)          -
   Executive Vice President;      2001(8)     203,846            -     10,413(3)          -
   Chief Financial Officer        2001        259,000       60,000     17,332(3)          -

Fernando Bonilla (11)             2002        140,723       40,230     11,998(4)
   Vice President; General        2001(8)     103,846       15,000      9,355(4)
   Counsel; Secretary             2001        130,558       15,000     12,237(4)

Charles R. Newsom                 2002(9)     222,202       55,300      9,141(5)     41,980(1)
   Senior Vice President;         2001(8)     192,308            -     11,621(5)          -
   President, Retail Food         2001        206,465       40,300     22,714(5)          -
   Division

Alicia Echevarria                 2002(10)    116,245       20,300      8,711(6)          -
   Vice President of              2001(8)     118,362            -      9,108(6)          -
   Human Resources                2001        151,368       20,300     13,730(6)          -

Melissa Lammers (Started 1/8/01)  2002(10)    180,392       35,300      7,205(7)          -
   Senior Vice President          2001(8)     184,616        8,322      7,723(7)          -
   and Chief Marketing Officer    2001         13,846            -          -             -



NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company's matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $10,264, $5,521, and $9,503 and an automobile allowance in the amount of $12,350, $9,500, and $12,350 for fiscal 2002, the 40 weeks ended November 3, 2001 and fiscal 2001, respectively.

(3) Includes costs related to the reimbursement of executive medical expense of $8,504, $2,413, and $6,932 and an automobile allowance in the amount of $10,400, $8,000 and $10,400 for fiscal 2002, the 40 weeks ended November 3, 2001, and fiscal 2001, respectively.

(4) Includes costs related to the reimbursement of executive medical expense of $2,898, $2,355, and $3,137, and an automobile allowance in the amount of $9,100, $7,000, and $9,100 for fiscal 2002, the 40 weeks ended November 3, 2001, and fiscal 2001, respectively.

(5) Includes costs related to the reimbursement of executive medical expense of $1,703, $3,121, and $12,834 and an automobile allowance in the amount of $7,438, $8,500, and $9,880, for fiscal 2002, the 40 weeks ended November 3, 2001, and fiscal 2001, respectively.

(6) Includes costs related to the reimbursement of executive medical expense of $2,236, $2,108, and $4,630 and an automobile allowance in the amount of $6,475, $7,000, and $9,100 for fiscal 2002, the 40 weeks ended Nov. 3, 2001, and fiscal 2001, respectively.

(7) Includes costs related to the reimbursement of executive medical expense of $267, and $223 and an automobile allowance in the amount of $6,938, and $7,500 for fiscal 2002 and the 40 weeks ended November 3, 2001

(8)  Represents the 40 weeks ended November 3, 2001.

(9) Pursuant to his resignation effective July 11, 2002, Mr. Newsom left the employ of the Company and its operating subsidiaries.

(10) Represents compensation for the period from November 4, 2001 to July 23, 2002. These individuals were officers of the Company and certain of its operating subsidiaries during this time period. Effective July 23, 2002 they resigned as officers of the Company. They continued as officers of the operating subsidiaries.

(11) Effective March 15, 2003, the employment arrangements for Messrs. Keon, O'Leary and Bonilla were formalized in retention.

















                            PENSION PLAN TABLES
                            -------------------

      The Company sponsors two defined benefit plans. The Pueblo International, LLC Employees' Retirement Plan (the "Retirement Plan") is tax-qualified under the Internal Revenue Code and covers all full-time and certain part-time employees of the Company over age 21 with one year of service. It provides an annual benefit equal to 1% of the average annual compensation over a five-year period per year of service. The Supplemental Executive Retirement Plan (the "SERP") is non-qualified and covers all officers of the Company and its subsidiaries. It provides an annual benefit equal to 3% of the average compensation over a five-year period per year of service (up to 20 years). Full vesting for the Retirement Plan and the SERP occurs upon completion of five years of service. The following tables give the estimated annual benefit payable upon retirement for participants in the Retirement Plan and the SERP. The SERP benefits are offset by the Retirement Plan benefits and by 100% of social security benefits. These offsets are reflected in the benefits shown in the SERP table. The Company does not sponsor any other defined benefit or actuarial plans.


Table 1.     Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------
125,000 . . . . . .    6,250    12,500      18,750     25,000     31,250     37,500     43,750

150,000 . . . . . .    7,500    15,000      22,500     30,000     37,500     45,000     52,500

175,000 . . . . . .    8,750    17,500      26,250     35,000     43,750     52,500     61,250

200,000 . . . . . .   10,000    20,000      30,000     40,000     50,000     60,000     70,000


Table 2.     Supplemental Executive Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------
150,000 . . . . . . .       -      8,556    23,556     38,556     31,056     23,556     16,512
200,000 . . . . . . .       -     18,556    38,556     58,556     48,556     38,556     29,012
250,000 . . . . . . .   6,056     33,556    61,056     88,556     78,556     68,556     59,012
300,000 . . . . . . .  13,556     48,556    83,556    118,556    108,556     98,556     89,012
350,000 . . . . . . .  21,056     63,556   106,056    148,556    138,556    128,556    119,012
400,000 . . . . . . .  28,556     78,556   128,556    178,556    168,556    158,556    149,012
450,000 . . . . . . .  36,056     93,556   151,056    208,556    198,556    188,556    179,012
500,000 . . . . . . .  43,556    108,556   173,556    238,556    228,556    218,556    209,012
550,000 . . . . . . .  51,056    123,556   196,056    268,556    258,556    248,556    239,012
600,000 . . . . . . .  58,556    138,556   218,556    298,556    288,556    278,556    269,012
650,000 . . . . . . .  66,056    153,556   241,056    328,556    318,556    308,556    299,012
700,000 . . . . . . .  73,556    168,556   263,556    358,556    348,556    338,556    329,012
750,000 . . . . . . .  81,056    183,556   286,056    388,556    378,556    368,556    359,012
800,000 . . . . . . .  88,556    198,556   308,556    418,556    408,556    398,556    389,012
850,000 . . . . . . .  96,056    213,556   331,056    448,556    438,556    428,556    419,012
900,000 . . . . . . . 103,556    228,556   353,556    478,556    468,556    458,556    449,012
950,000 . . . . . . . 111,056    243,556   376,056    508,556    498,556    488,556    479,012
1,000,000 . . . . . . 118,556    258,556   398,556    538,556    528,556    518,556    509,012
1,050,000 . . . . . . 126,056    273,556   421,056    568,556    558,556    548,556    539,012
1,100,000 . . . . . . 133,556    288,556   443,556    598,556    588,556    578,556    569,012
1,150,000 . . . . . . 141,056    303,556   466,056    628,556    618,556    608,556    599,012
1,200,000 . . . . . . 148,556    318,556   488,556    658,556    648,556    638,556    629,012
1,250,000 . . . . . . 156,056    333,556   511,056    688,556    678,556    668,556    659,012
1,300,000 . . . . . . 163,556    348,556   533,556    718,556    708,556    698,556    689,012
1,350,000 . . . . . . 171,056    363,556   556,056    748,556    738,556    728,556    719,012
1,400,000 . . . . . . 178,556    378,556   578,556    778,556    768,556    758,556    749,012
1,450,000 . . . . . . 186,056    393,556   601,056    808,556    798,556    788,556    779,012
1,500,000 . . . . . . 193,556    408,556   623,556    838,556    828,556    818,556    809,012


      Compensation covered by the qualified Retirement Plan is equal to the total compensation (excluding compensation attributable to the redemption of certain stock options) paid to an employee during a plan year prior to any reduction under a salary reduction agreement entered into by the employee pursuant to a plan maintained by the employer which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), or pursuant to a plan maintained by the employer which qualifies under Section 125 of the Code. Compensation in excess of $200,000 shall be disregarded, provided, however, that such $200,000 limitation shall be adjusted at the same time and in such manner as the maximum compensation limit is adjusted under Section 401(a)(17) of the Code.

      Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $200,000 limit is not applicable.

      The estimated years of credited service and age, respectively, for purposes of calculating benefits through November 2, 2002 for Mr. Keon is nine and 56, respectively, and for Mr. O'Leary is five and 55, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table. Mr. Keon's retention agreement calls for some pension benefit adjustments for employment under the common controlled ownership group.

Compensation Committee Interlocks and Insider Participation

      Messrs. Keon and Bandel served as members of the Compensation and Benefits Committee of the Board of Directors of the Company during all or a portion of the year ended November 2, 2002 and the 40 weeks ended
 November 3, 2001. Mr. Keon also served as an officer of the Company during those periods. By July 2002, Mr. Keon resigned from the Committee.


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


      The shares of Holdings described above are beneficially owned by the Principal Shareholders by virtue of their indirect ownership of the entity listed above. The principal business address of the Principal Shareholders is New Court, St. Swithin's Lane, London EC 4P 4DU, United Kingdom.

(b)   Security Ownership of Management

      As of the date of this filing, the directors and executive officers of the Company have no beneficial ownership of Holdings.

(c)   Changes in Control

      The borrowings outstanding under the April 1997 Bank Credit Agreement are collateralized by a pledge of the assets of the Company's subsidiaries, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The May 2003 Bank Agreement is also collateralized. See NOTE 16 - SUBSEQUENT EVENTS - of the footnotes to the Company's consolidated financial statements included in Item 15 of this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 14.    CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their Evaluation.











                                 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (A)  Documents filed as part of this report:
                                                                        Page
     (1)  Consolidated Financial Statements:

          Independent Auditors' Report                                 F - 1

          Consolidated Balance Sheets                  F - 2 through   F - 3

          Consolidated Statements of Operations                        F - 4
          Consolidated Statements of Cash Flows                        F - 5
          Consolidated Statements of Stockholder's Equity              F - 6

          Notes to Consolidated Financial Statements    F - 7 through  F -42

      (2) Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts              S - 1

      (3) Exhibits:

          The following documents are included as exhibits to this Form 10-K.
          Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the indicated footnote or in the parenthetical thereafter. If no footnote is indicated or parenthetical appears after an exhibit, such exhibit is filed herewith.





























                                                                INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------
        2.1                      TERMS OF PROPOSED RESTRUCTURING (INCORPORATED
                                 BY REFERENCE TO EXHIBIT 99.1 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED JANUARY 22,
                                 2003).

        2.2                      STATEMENT OF FINANCIAL AFFAIRS (INCORPORATED
                                 BY REFERENCE TO EXHIBIT 99.2 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED JANUARY 22,
                                 2003).

        2.3                      AMENDED SUMMARY OF SCHEDULES (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 99.3 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED JANUARY 22,
                                 2003).

        2.4                      DISCLOSURE STATEMENT (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 99.1 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                 2003).

        2.5                      APENDIX A TO DISCLOSURE STATEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.2 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.6                      APENDIX B TO DISCLOSURE STATEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.3 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.7                      APENDIX C TO DISCLOSURE STATEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.4 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.8                      APENDIX F TO DISCLOSURE STATEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.7 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.9                      APENDIX G TO DISCLOSURE STATEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.8 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.10                     APENDIX H TO DISCLOSURE STATEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.9 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.11                     ORDER BY THE COURT AUTHORIZING THE COMPANY TO
                                 APPROVE THE EXTENSION AND MODIFICATION
                                 AGREEMENT AND MODIFYING THE AUTOMATIC STAY
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.13 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

        2.12                     AMENDED SCHEDULE G, FILED WITH THE U.S.
                                 BANKRUPTCY COURT FOR THE DISTRICT OF DELAWARE
                                 ON APRIL 1, 2003, TO THE AMENDED SUMMARY OF
                                 SCHEDULES, FILED WITH THE U.S. BANKRUPTCY
                                 COURT FOR THE DISTRICT OF DELAWARE ON JANUARY
                                 17, 2003 (INCORPORATED BY REFERENCE TO EXHIBIT
                                 99.1 TO THE COMPANY'S CURRENT REPORT ON FORM
                                 8-K DATED APRIL 9,2003).


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

        4.6                      INDENTURE, DATED AS OF JUNE 5, 2003 BETWEEN
                                 THE COMPANY AND WILMINGTON TRUST COMPANY,
                                 AS TRUSTEE (FILED HEREWITH)

        4.7                      SECURITY PLEDGE AND INTERCREDITOR AGREEMENT,
                                 DATED JUNE 5, 2003, BETWEEN THE COMPANY AND
                                 WILMINGTON TRUST COMPANY, AS TRUSTEE (FILED
                                 HEREWITH)

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

       10.23                     EMPLOYMENT AGREEMENT, DATED FEBRUARY 28,
                                 1996, BETWEEN PUEBLO INTERNATIONAL, INC.
                                 AND EDWIN PEREZ**

       10.24                     AGREEMENT, DATED MARCH 1, 1996, BETWEEN
                                 PUEBLO INTERNATIONAL, INC. AND HECTOR G.
                                 QUINONES**

       10.25                     EXECUTED SEVENTH AMENDMENT, DATED AS OF
                                 JANUARY 26, 1996, TO THE OLD BANK CREDIT
                                 AGREEMENTS**

                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

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

       10.34                     EMPLOYMENT AGREEMENT, DATED MARCH 20, 1997,
                                 BETWEEN PUEBLO INTERNATIONAL, INC. AND
                                 DAVID L. ASTON****

       10.35                     AMENDED AND RESTATED CREDIT AGREEMENT,
                                 DATED AS OF APRIL 29, 1997, OF THE OLD
                                 BANK CREDIT AGREEMENT (THE "NEW BANK
                                 CREDIT AGREEMENT")****

       10.36                     FIRST AMENDMENT, DATED AS OF APRIL 15, 1999,
                                 TO THE NEW BANK CREDIT AGREEMENT*****

       10.37                     SECOND AMENDMENT, DATED AS OF AUGUST 11,
                                 2000, TO NEW BANK CREDIT AGREEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 12, 2000)

       10.38                     THIRD AMENDMENT , DATED AS OF JANUARY 26,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT *****

       10.39                     FOURTH AMENDMENT, DATED AS OF AUGUST 11,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT
                                 (INCORPORATED BY REFERNECE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 11, 2001)******


                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

       10.40                     FIFTH AMENDMENT, DATED AS OF NOVEMBER 2,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT******

       10.41                     SIXTH AMENDMENT, DATED AS OF JANUARY 31,
                                 2002, TO THE NEW BANK CREDIT AGREEMENT******

       10.42                     CONSENT AGREEMENT DATED AS OF AUGUST 1, 2002
                                 ("CONSENT AGREEMENT") MADE BY AND AMONG PXI,
                                 THE BORROWER, XTRA, THE AGENTS AND THE BANKS.
                                 (INCOPORATED BY REFERENCE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 10, 2002)

       10.43                     GUARANTEE AGREEMENT (INCORPORATED BY REFERENCE
                                 TO EXHIBIT 99.11 TO THE COMPANY'S CURRENT
                                 REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

       10.44                     EXTENSION AND MODIFICATION AND SECURITY
                                 AGREEMENT WITH WESTERNBANK OF PUERTO RICO
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.10 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003).

       10.45                     AMENDMENT NO. 1 TO LLC AGREEMENT (INCORPORATED
                                 BY REFERENCE TO EXHIBIT 99.12 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                 2003).

       10.46                     SUBORDINATION AGREEMENT (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 99.13 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                 2003).


       10.47                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND WILLIAM T KEON III
                                 (FILED HEREWITH)

       10.48                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND DANIEL O'LEARY
                                 (FILED HEREWITH)

       10.49                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND FERNANDO J. BONILLA
                                 (FILED HEREWITH)

       10.50                     AMENDED AND RESTATED GUARANTOR AND GENERAL
                                 SECURITY AGREEMENT, DATED MAY 23, 2003, BY
                                 NSC IN FAVOR OF WESTERNBANK OF PUERTO RICO
                                 (FILED HEREWITH)

       10.51                     LOAN AND SECURITY AGREEMENT, DATED AS OF MAY
                                 23, 2003 ("MAY 2003 BANK AGREEMENT") ENTERED
                                 INTO BY AND BETWEEN WESTERNBANK OF PUERTO RICO,
                                 PUEBLO INTERNATIONAL, LLC, FLBN CORPORATION
                                 (F/K/A. XTRA SUPER FOOD CENTERS, INC., PUEBLO
                                 ENTERTAINMENT, INC., XTRA MERFER CORPORATION,
                                 CARIBAD, INC. AND ALL TRUCK, INC. (FILED HEREWITH)

       99.1                      CEO CERTIFICATION PURSUANT TO SECTION 906 OF
                                 OF THE SARBANES-OXLEY ACT OF 2002 (FILED
                                 HEREWITH)

       99.2                      CFO CERTIFICATION PURSUANT TO SECTION 906 OF
                                 OF THE SARBANES-OXLEY ACT OF 2002 (FILED
                                 HEREWITH)

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

*****   Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 27, 2001

******  Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended November 3, 2001

         (B) Reports on Form 8-K: The Company filed the following Current Reports on Form 8-K with the SEC since August 10, 2002

               1. September 9, 2002 - to report that certain creditors of the Company filed an involuntary petition under title 11, United States Code in the United States Bankruptcy Court for the District of Delaware requesting an order for relief under Chapter 11 of the Bankruptcy Code (Title 11 of the United States Code).

               2. October 9, 2002 - to report that on September 24, 2002, the Company voluntarily consented to an order for relief under Chapter 11 of the Bankruptcy Code by filing a Consent to Entry of Order For Relief Under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. The Court issued such a relief on September 27, 2002.

               3. October 18, 2002 - to advise investors that it was substantially revising the information, including five year projections, that it had provided to an ad-hoc committee of the Company's noteholders at an August 22, 2002 meeting.

               4. December 26, 2002 - Initial Monthly Operating Report and Monthly Operating Reports for the periods from September 4, 2002 to October 5, 2002 and October 6, 2002 to November 2, 2002 (subsequently amended, to correct a transmission error). The amended 8-K was filed on January 7, 2003.

               5. January 16, 2003 - Monthly Operating Report for the periods from November 3, 2002 to November 30, 2002.

               6. January 22, 2003 - to report that on January 17, 2003, the Company filed a motion for an order extending its exclusive periods to file a Plan of Reporganization and solicit acceptances thereof and the Company filed an emergency motion for an order authorizing the Court to approve the Company's Extension and Modification and Security Agreement with the 2003 Bank Lender.
                   Additionally, the Company announced that it had reached an agreement with the Official Committee of Unsecured Creditors and its equityholders on the principal terms of a comprehensive financial restructuring as part of a Plan of Reorganization. The Company also announced that it would not timely file its Form 10-K for the fiscal year ended November 2, 2002.

               7. February 11, 2003 - Monthly Operating Report for the periods from December 1, 2002 to December 28, 2002.

               8. February 18, 2003 - to report than on January 31, 2003, the Company filed a Disclosure Statement and a motion for an order to approve such Disclosure Statement and set a date for confirmation of a Plan of Reorganization. Also, on January 30, 2003, the Company, as guarantor, and its subsidiaries entered into an Extension and Modification and Security Agreement with Westernbank of Puerto Rico.

               9. March 5, 2003 - Monthly Operating Report for the period from December 29, 2002 to January 25, 2003.

               10. April 9, 2003 - Monthly Operating Report for the period from January 26, 2003 to February 22, 2003. The Company also reported that, on April 1, 2003, it filed an amended Schedule G with the Court, to the Amended Summary Of Schedules, filed with the Court on January 17, 2003. The Company also announced that it would not timely file its Form 10-Q for the quarterly period ended February 22, 2003.

               11. May 22, 2003 - Monthly Operating Report for the period from February 23, 2003 to March 22, 2003. The Company also reported that, at a hearing on April 30, 2003, the Court confirmed NSC's Plan of Reorganization, dated as of February 28, 2003, as modified.

               12. June 6, 2003 - Monthly Operating Report for the
                   period from March 23, 2003 to April 19, 2003.




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

NUTRITIONAL SOURCING CORPORATION

Dated:  July 25, 2003             /s/ Daniel J. O'Leary
                                  Daniel J. O'Leary,
                                  Executive Vice President
                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
----------------                ------------------------------    ------------
/s/ William T. Keon, III        Chairman; President; and Chief
William T. Keon, III            Executive Officer

/s/ Daniel J. O'Leary           Executive Vice President, Chief
Daniel J. O'Leary               Financial Officer and Chief
                                Accounting Officer

/s/ Evis H. Lois                Controller
Evis H. Lois

/s/ Steven I. Bandel            Director
Steven I. Bandel

/s/ Cristina Pieretti           Director
Cristina Pieretti



                                 NUTIRITIONAL SOURCING CORPORATION
                           Certificates pursuant to Section 302 of
                               the Sarbanes-Oxley Act of 2002

I, William T. Keon III, certify that:

1. I have reviewed this annual report on Form 10-K of Nutritional Sourcing Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: _July 25, 2003____


/s/ William T. Keon III_
William T, Keon III
Chief Executive Officer

I, Daniel J. O'Leary, certify that:

1. I have reviewed this annual report on Form 10-K of Nutritional Sourcing Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: _July 25, 2003____


/s/ Daniel J. O'Leary_
Daniel J. O'Leary
Chief Financial Officer



 INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholder of Nutritional Sourcing Corporation (formerly Pueblo Xtra International, Inc.):

 We have audited the accompanying consolidated balance sheets of Nutritional Sourcing Corporation (Debtor-in-Possession and formerly Pueblo Xtra International, Inc.) and its subsidiaries (the "Company") as of November 2, 2002 and November 3, 2001, and the related consolidated statements of operations, cash flows, and stockholder's equity, for the fifty two weeks ended November 2, 2002, the forty weeks ended November 3, 2001, and the fifty two weeks ended January 27, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 2, 2002 and November 3, 2001, and the results of its operations and its cash flows for the fifty two weeks ended November 2, 2002, the forty weeks ended November 3, 2001, and the fifty two weeks ended January 27, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 As discussed in Note 1 to the consolidated financial statements, Nutritional Sourcing Corporation ("NSC") filed for reorganization under Chapter 11 of the Federal Bankruptcy Code and began operating its business as a debtor-in-possession on September 27, 2002. On June 5, 2003, NSC consummated its plan of reorganization and emerged from bankruptcy pursuant to an April 30, 2003 order entered by the Bankruptcy Court as further described in Note 16.

Deloitte & Touche LLP


Miami, Florida
November 22, 2002
(June 5, 2003 as to the new bank financing and the emergence from bankruptcy described in Notes 1 and 16).










                                    F-1
            NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                   (formerly Pueblo Xtra International, Inc.)
                            (DEBTOR-IN-POSSESSION)
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                       November 2, November 3,
                                                           2002       2001
                                                       ----------- -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $  17,992  $   2,169
   Accounts receivable, net of allowance for doubtful
      accounts of $321 at November 2, 2002 and $520 at
      November 3, 2001                                       3,226      3,450
   Inventories                                              51,660     54,228
   Prepaid expenses and other current assets                11,018      8,997
   Deferred income taxes                                    15,964     14,534
                                                         ---------   ---------
   TOTAL CURRENT ASSETS                                     99,860     83,378
                                                         ---------   ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                     6,307      6,299
   Buildings and improvements                               40,092     40,051
   Furniture, fixtures and equipment                       101,497     99,758
   Leasehold improvements                                   44,511     43,736
   Construction in progress                                  5,278      2,803
                                                         ---------   ---------
                                                           197,685    192,647
   Less accumulated depreciation and amortization          106,558     94,110
                                                         ---------   ---------
                                                            91,127     98,537
   Property under capital leases, net                       11,720     12,690
                                                         ---------   ---------
   TOTAL PROPERTY AND EQUIPMENT                            102,847    111,227

GOODWILL, net of accumulated amortization of $46,561 at
   November 2, 2002 and $41,821 at November 3, 2001        145,477    150,217
DEFERRED INCOME TAXES                                        6,024      1,080
TRADE NAMES, net of accumulated amortization of $11,926
   at November 2, 2002 and $11,059 at November 3, 2001      26,574     27,441
DEFERRED CHARGES AND OTHER ASSETS                           17,943     20,816
                                                         ---------   ---------
   TOTAL ASSETS                                          $ 398,725  $ 394,159
                                                         =========   =========








                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    F-2
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                  (formerly Pueblo Xtra International, Inc.)
                           (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)


                                                       November 2, November 3,
                                                           2002       2001
                                                      ----------- ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES
   Revolving credit facility                            $  32,000   $       -
   Accounts payable                                        44,387      53,539
   Accrued expenses                                        16,106      16,669
   Accrued interest                                            73       4,432
   Salaries, wages and benefits payable                    10,358       7,862
   Current obligations under capital leases                   704         623
   Current deferred tax liability                             950           -
                                                        ---------   ---------
   TOTAL CURRENT LIABILITIES                              104,578      83,125


LONG-TERM DEBT - revolving credit facility                      -      30,000
NOTES PAYABLE                                                   -     175,358
CAPITAL LEASE OBLIGATIONS, net of current portion          11,591      12,296
RESERVE FOR SELF-INSURANCE CLAIMS                           5,240       6,008
DEFERRED INCOME TAXES                                      27,176      20,486
OTHER LIABILITIES AND DEFERRED CREDITS                     29,226      31,501
                                                        ---------   ---------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE            177,811     358,774
                                                        ---------   ---------
LIABILITIES SUBJECT TO COMPROMISE                         186,208           -
                                                        ---------   ---------
   TOTAL LIABILITIES                                    $ 364,019   $ 358,774
                                                        ---------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 6, 8, 9, and 16)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                     -           -
   Additional paid-in capital                              91,500      91,500
   Accumulated deficit                                    (56,794)    (56,115)
                                                        ---------    ---------
   TOTAL STOCKHOLDER'S EQUITY                              34,706      35,385
                                                        ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 398,725   $ 394,159
                                                        =========   ==========




                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    F-3
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                    (formerly Pueblo Xtra International, Inc.)
                           (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands)

                               52 weeks ended            40 weeks ended
                          ------------------------  -----------------------    52 weeks
                                       (unaudited)               (unaudited)     ended
                          November 2,  November 3,  November 3,  November 4,  January 27,
                              2002          2001        2001         2000        2001
                           ----------   ----------   ----------   ----------   -----------
Net sales                  $ 588,179    $ 576,593    $ 433,342    $ 478,799    $ 622,050
Cost of goods sold           396,239      388,686      290,997      326,066      423,755
                           ----------   ----------   ----------   ----------   ----------
   GROSS PROFIT              191,940      187,907      142,345      152,733      198,295

OPERATING EXPENSES
Selling, general and
 administrative expenses     154,371      155,107      116,541      127,101      165,667
Gain on insurance
  Settlement                 (14,693)           -            -       (2,464)      (2,464)
Store Closings:
   Exit costs                    246            -            -          685          685
   Write down of impaired
     assets                        -          (44)           -        3,578        3,534
Depreciation and
  amortization                28,260       30,868       22,671       25,945       34,142
                           ----------   ----------   ----------   ----------   ----------
   OPERATING PROFIT (LOSS)    23,756        1,976        3,133       (2,112)      (3,269)

Interest expense on debt
  (does not include
  contractual interest
  expense on pre-petition
  debt toaling approximately
  $2,700 for the period from
  September 4, 2002 to
  November 2, 2002           (19,126)     (22,148)     (16,967)     (21,779)     (26,960)
Interest expense on capital
 lease obligations            (1,820)      (1,786)      (1,409)      (1,493)      (1,870)
Interest and investment
 income, net                     291          659          415        2,256        2,500
Reorganization items            (995)           -            -            -            -
Gain on early extinguishment
 of debt                           -            -            -       33,867       33,867

                           ----------   ----------    ---------   ----------   ----------
   INCOME (LOSS) BEFORE
      INCOME TAXES             2,106      (21,299)     (14,828)      10,739        4,268

Income tax (expense)
  benefit                     (2,785)       9,806        6,612       (4,767)      (1,573)

                           ----------   ----------   ----------   ----------   ----------
   NET (LOSS) INCOME       $    (679)   $ (11,493)   $  (8,216)   $   5,972     $  2,695
                           ==========   ==========   ==========   ==========   ==========










                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    F-4
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                   (formerly Pueblo Xtra International, Inc.)
                           (DEBTOR-IN-POSSESSION)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                                                 52 weeks ended           40 weeks ended
                                                      ----------------------  ----------------------  52 weeks
                                                                (unaudited)             (unaudited)    ended
                                                    November 2, November 3, November 3, November 4, January 27,
                                                        2002       2001        2001         2000        2001
                                                     ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                  $   (679)   $(11,493)  $ (8,216)    $  5,972    $  2,695
   Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating
    activities:
      Gain on early extinguishment
        of debt                                              -           -          -      (33,867)    (33,867)
      Depreciation and amortization of property
        and equipment                                   15,771      17,760     12,635       15,041      20,166
      Amortization of intangibles, other assets
        and inventories                                 12,489      13,108     10,036       10,904      13,976
      Amortization of bond discount                        873         938        733          933       1,138
      Gain on disposal of property and
        equipment, net                                     (39)        (48)       (31)        (102)       (119)
      Adjustments to goodwill                                -       6,943          -            -       6,943
      Gain on insurance settlement                           -           -          -       (2,464)     (2,464)
      Accrual for exit costs on store closings               -           -          -          685         685
      Write down of impaired assets on store closings        -         (43)         -        3,577       3,534
      (Benefit) provision for deferred income taxes      1,266     (18,159)    (6,203)      13,706       1,750
      Provision for deferred charges and other assets        -         351          -          (17)        334
      Reorganization items                                 995           -          -            -           -
      Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                            224         108     (1,327)         454       1,889
            Inventories                                 (2,814)     (3,759)    (5,843)      (3,954)     (1,870)
            Prepaid expenses and other current assets   (3,016)      1,203     (1,622)      (2,385)        440
            Other assets                                 1,373         919        919            -           -
         (Decrease) increase in:
            Accounts payable, accrued expenses and
               accrued interest                         (4,097)     (4,932)   (29,016)     (49,216)    (25,132)
            Salaries, wages and benefits payable         2,496           -          -            -           -
            Other liabilities and deferred credits
              and reserve for self-insurance claims     (3,043)        (98)     1,014         (930)     (2,042)

      Net cash provided by (used in) operating        ---------   ---------  ---------    ---------   ---------
        activities                                      21,799       2,798    (26,921)     (41,663)    (11,944)
                                                       --------   ---------  ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  (7,391)     (6,569)    (5,271)     (16,154)    (17,452)
   Proceeds from disposal of property and equipment         39          50         31          184         203
                                                      ---------   ---------  ---------    ---------   ---------
      Net cash used in investing activities             (7,352)     (6,519)    (5,240)     (15,970)    (17,249)
                                                      ---------   ---------  ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations        (624)       (634)      (503)        (507)       (638)
   Purchase of Senior Notes due 2003                         -        (139)         -      (50,908)    (51,047)
   Repayment of Industrial Revenue Bonds                     -           -          -      (10,000)    (10,000)
   Borrowings under Revolving Credit Facility            4,000      25,000          -       30,000      30,000
   Repayments of Revolving Credit Facility              (2,000)    (25,000)         -            -           -

      Net cash provided by (used in)                  ---------   ---------  ---------     ---------  ---------
       financing activities                              1,376        (773)      (503)     (31,415)    (31,685)
                                                      ---------   ---------  ---------    ---------   ---------
Net increase (decrease) in cash and cash equivalents    15,823      (4,494)   (32,664)     (89,048)    (60,878)

Cash and cash equivalents at beginning of period         2,169       6,663     34,833       95,711      95,711
                                                      ---------   ---------  ---------    ---------   ---------
Cash and cash equivalents at end of period            $ 17,992    $  2,169   $  2,169     $  6,663    $ 34,833
                                                      =========   =========  =========    =========   =========







          The accompanying notes are an integral part of these consolidated financial statements


                                    F-5
NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                    (formerly Pueblo Xtra International, Inc.)
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         Fiscal year ended November 2, 2002, 40 weeks ended November 3, 2001, fiscal year ended January 27, 2001 and fiscal year ended January 29, 2000
                              (Dollars in thousands)


                                              Additional                         Total
                                   Common      Paid-in       Accumulated     Stockholder's
                                   Stock       Capital         Deficit          Equity
                                  ---------  ------------   -------------   -------------

Balance at January 29, 2000              -   $   91,500     $   (50,594)    $    40,906

   Net income for the year               -            -           2,695           2,695
                                  ---------  -----------    -------------   -------------
Balance at January 27, 2001              -       91,500         (47,899)         43,601

   Net loss for the 40 weeks
    ended November 3, 2001                                       (8,216)         (8,216)
                                  ---------  -----------    -------------   -------------
Balance at November 3, 2001              -       91,500         (56,115)         35,385

    Net loss for the year                -            -            (679)           (679)
                                  ---------  -----------    -------------   -------------

Balance at November 2, 2002              -   $   91,500     $   (56,794)    $    34,706
                                  =========  ===========    =============   =============































              The accompanying notes are an integral part of these
                       consolidated financial statements

                                    F-6
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                     (formerly Pueblo Xtra International, Inc.)
                              (DEBTOR-IN-POSSESION)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Organization

       Effective July 22, 2002 the registrant changed its name from Pueblo Xtra International, Inc. to Nutritional Sourcing Corporation ("NSC" or "Entity in Reorganization Proceedings"). The consolidated financial statements include the accounts of Nutritional Sourcing Corporation, and its wholly -owned subsidiaries (the "Company"). NSC is a wholly-owned subsidiary of PXC&M Holdings, Inc. Through its subsidiaries, Pueblo International, LLC and Pueblo Entertainment, Inc., NSC operates retail supermarkets and video rental locations in Puerto Rico and the U.S. Virgin Islands.

       Effective November 2, 2001, the Company changed its fiscal year end to the Saturday closest to October 31. Previously, the Company's fiscal year ended on the Saturday closest to January 31. Consequently, the previous fiscal period was the 40 weeks ended November 3, 2001. The fiscal years ended November 2, 2002 and January 27, 2001 ("Fiscal 2002" and "Fiscal 2001" respectively) were both 52-week years.

Proceedings under Chapter 11 of the Bankruptcy Code and Basis of Presentation

      On September 24, 2002, NSC voluntarily consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code by filing a Consent to Entry of Order For Relief Under Chapter 11 in the United States Bankruptcy Court For The District of Delaware (the "Court"). The Court ordered such relief on September 27, 2002 (Case No: 02-12550 (PJW)). This action by NSC was in response to an involuntary petition filed in the Court by certain creditors of NSC under title 11, United States Code (the "Chapter 11 Case").

      The creditors' actions were taken as a result of NSC not paying the August 1, 2002 interest payment on its $177,283 in notes outstanding which were due in August of 2003. The interest was not paid as a result of NSC's operating subsidiaries not paying interest they owed to NSC; this non-payment was consented to by the operating subsidiaries' lender banks.

      The relief under the Chapter 11 Case pertained to NSC only, not to its operating subsidiaries. However, the bank debt of the operating subsidiaries, which was guaranteed by NSC, was due on February 1, 2003.

      On January 30, 2003 a new bank lender assumed the existing bank debt and committed to lend the operating subsidiaries additional funds at the time NSC emerged from bankruptcy. The new bank lender also obtained the guarantee of NSC.

      On June 5, 2003, NSC consummated its emergence from bankruptcy pursuant to an April 30, 2003 confirmation order from the Court.

      The interim bank agreement, new bank financing and NSC's emergence from bankruptcy, including the settlement of liabilities subject to compromise, are discussed in detail in NOTE 16 - SUBSEQUENT EVENTS - to these consolidated financial statements.




                                    F-7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles in the United States of America, including the provisions of the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the debtor.

      Reorganization items reflected in the Statement of Operations for the fiscal year ended November 2, 2002 are composed primarily of professional fees directly related to the bankruptcy case.

      The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business with the exception of liabilities subject to compromise and related interest expense. Intercompany accounts and transactions are eliminated in consolidation.


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


Cash and Cash Equivalents

      Highly liquid investments with a maturity of three months or less are considered cash equivalents.


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











                                    F-8
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Goodwill and Trade names

      Goodwill represents the excess of cost over the then estimated fair value of the net tangible and other intangible assets acquired in connection with the 1993 purchase of all the outstanding series of the common stock of Pueblo International, Inc. (the "Transaction"). Since the acquisition, approximately $18,100 of goodwill has been written off, including approximately $6,900 in the fiscal year ended January 27, 2001, resulting from adjustments to the acquired deferred tax liability. Trade names acquired at the time of the Transaction were recorded based on valuations by independent appraisers. Goodwill and trademarks are being amortized using the straight-line method over periods not exceeding 40 years. The carrying values of goodwill and trade names are being evaluated in connection with the adoption of SFAS No. 142 on November 3, 2002 which is discussed on Page F-11.

Self-Insurance

      The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review, by the Company and its independent actuary, of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $500 per occurrence for general liability claims for eight of the Company's retail locations and to $250 per occurrence for general liability at all other locations and for certain workers compensation claims. The Company maintains insurance coverage for claims in excess of the self-insurance amounts. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was approximately $4,300 at both November 2, 2002 and November 3, 2001, and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was approximately $1,000 at November 2, 2002 and approximately $1,100 at November 3, 2001. It is included in the consolidated balance sheets caption entitled Salaries, wages, and benefits payable.



                                    F-9
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

      The Company has two primary operating segments: retail food sales and video tape rentals and sales.

      Retail food sales - Revenues from the sale of products are recognized at the point of sale to the Company's customers. The discount earned by customers by using their preferred loyalty card is recorded as a reduction to the sales price to the customer. Rental income from in-store rental arrangements is recorded as a reduction of selling, general, and administrative expenses.

      Video tape rentals and sales - Revenues from video tape rentals and sales are recognized at the point of rental/sale. Late fees for video rentals are written off if not collected after sixty days.

Vendor Allowances

      Vendor allowances consist primarily of promotional, advertising, exclusivity and slotting allowances. The Company uses vendor allowances to fund pricing promotions, advertising expenses and slotting expenses. Vendor allowances and credits relating to the Company's buying and merchandising activity are recorded in cost of sales and are recognized as earned according to the underlying agreement. The most significant agreements are based on volume and time.

Long-Lived Assets

      Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the periods presented.

Pre-Opening Expenses

      Store pre-opening expenses are charged to operations as they are incurred.

Advertising Expenses

      Advertising expenses are charged to operations as they are incurred. During fiscal year 2002, the 40 weeks ended November 3, 2001, and fiscal year 2001, advertising expenses were approximately $9,400, $6,600, and $9,400, respectively.

Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred tax assets and liabilities to be determined based on the difference between the financial statement carrying value and the tax bases of assets and liabilities using enacted tax rates currently in effect.






                                    F-10

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

      The Company is a wholly-owned subsidiary of PXC&M Holdings, Inc. ("Holdings") with a total of 200 shares of common stock issued and outstanding. Earnings per share is not meaningful to the presentation of the consolidated financial statements and is therefore excluded.

New Accounting Pronouncements

      In July 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities (an amendment for FASB Statement No. 133)" which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and is effective for the Company's fiscal period ended November 3, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on the financial statements. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently analyzing the provisions of SFAS No. 149 to determine if there will be any impact of adoption, but does not believe that there will be any material impact on its consolidated financial statements.

      In July 2001, the FASB issued SFAS No.141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and intangible assets deemed to have indefinite lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS No. 142 on November 3, 2002 and discontinued the amortization of goodwill and tradenames. The Company performed an impairment test on the existing goodwill and tradenames determining that goodwill was impaired by approximately $140,000, at November 3, 2002. No impairment was indicated for tradenames. The goodwill impairment charge will be recorded in the first quarter of fiscal year 2003 as a cumulative effect of a change in accounting principle. Goodwill amortization expense was approximately $4,700 for the 52 weeks ended November 2, 2002, approximately $3,600 for the 40 weeks ended November 3, 2001 and approximately $5,000 for the 52 weeks ended January 27, 2001.







                                    F-11
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In July 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. " SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. " SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. According to FASB Concepts Statement No. 6, Elements of Financial Statements, a liability is defined as a probable future sacrifice of economic benefit arising from present obligations of a particular entity to transfer assets or provide services to other entities in the future as a result of past transactions or events. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle a liability. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.












                                    F-12
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirement of SFAS No. 5, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact to the Company's financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has determined that it is not reasonably possible that it will be required to consolidate information about a variable interest entity upon the effective date of FIN 46.


Reclassifications

      Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.


NOTE 2 -- INVENTORIES

      The cost of approximately 76% and 78% of total inventories at November 2, 2002 and November 3, 2001, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was approximately $2,500 and $2,200 as of November 2, 2002 and November 3, 2001, respectively. For the 40 weeks ended November 3, 2001 and for the prior fiscal year ended January 27, 2001, inventory quantities were reduced resulting in a liquidation of certain inventory base layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss for the 40 weeks ended November 3, 2001 by $120 and increased net income by $20 in the fiscal year ended January 27, 2001.







                                    F-13
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consists of the following:

                                            November 2,    November 3,
                                               2002           2001
                                           ------------  -------------
Favorable leases and leasehold interest     $   11,355     $   12,421
Franchise fees and rights                        3,395          3,834
Debt issue costs                                 1,224          2,554
Other                                            1,969          2,007
                                           ------------  -------------
Deferred charges and other assets           $   17,943     $   20,816
                                           ============  =============

      Favorable leases and leasehold interest represent the difference between the rent required per the leases and the higher value of rents in the market at the time of the Transaction of the leases (mostly as part of the 1993 Transaction). This asset is being amortized on a straight-line basis over the life of the particular lease.

      Franchise fees and rights include the unamortized portion of the franchise fees paid to the franchisor when each video rental store was opened and the unamortized portion of the step up in basis set up at the time of the 1993 acquisition. The franchise rights were valued at approximately $7,500 at the time of the acquisition and are being amortized over 17 years.

      Debt issue costs include:

           The un-amortized portion of bond issue costs (fees, attorney costs, etc.) incurred in connection with Senior Notes issued at the time the Company was acquired in 1993 and Series C Senior Notes issued in 1997. They are being amortized through August of 2003, when the Notes expire.

           The un-amortized portion of bank fees paid in connection with establishing the Company's April 1997 Bank Credit Facility (see
           Note 5 -- DEBT). They are being amortized through January 25, 2003, when the facility expires.

      Other includes, primarily, utility and other deposits required by the Puerto Rico and U.S. Virgin Islands power utilities and a trust to provide funding for a former employee's severance benefits.














                                    F-14
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- OTHER LIABILITIES AND DEFERRED CREDITS

     Other liabilities and deferred credits consists of the following:

                                                 November 2,    November 3,
                                                    2002           2001
                                                ------------  -------------
Retirement benefits and compensation:
  Deferred pension plan contribution             $    8,440     $    9,051
  Supplemental Employee Retirement Plan (SERP)        5,696          5,328
  Deferred supplemental pension                         646            727
  Deferred compensation                                 671            704

Real Estate Related:
  Deferred gain on sale/leaseback                     6,324          6,503
  Deferred escalation in leases                       3,850          3,187

Deferred gain on business interruption portion
  of the hurricane insurance claim                        -          4,279
Other                                                 3,599          1,722
                                                ------------  -------------
Other liabilities and deferred credits           $   29,226     $   31,501
                                                ============  =============

      Deferred pension plan contribution and Supplemental Employee Retirement Plan represents the long-term reserves for benefits payable under the Company's Retirement Plan and SERP. For a complete discussion of the Company's liabilities pursuant to these plans, see NOTE 10 - RETIREMENT BENEFITS.

      Deferred supplemental pension represents agreements with certain former executives, who were not participants in the SERP. The plans are essentially defined benefit plans with the beneficiary receiving benefits until death. After their death, surviving spouses receive 50% of the beneficiary's defined benefit amount.

      Deferred compensation represents the present value of an actuarially determined liability to a former officer for severance pursuant to the terms of his employment contract. Under the terms of the agreement the former officer receives a monthly benefit for life equal to one half of his base salary at the time of retirement and is reduced by the monthly benefits paid to him from the Company's Retirement Plan and SERP. The payments are funded from the earnings of a trust (see NOTE 3 - DEFERRED CHARGES AND OTHER ASSETS).

      Deferred Gain on Sale/Leaseback represents the portion of the gain realized at the time the Company sold and leased back the related properties in June of 1999 that must be deferred and amortized over the initial 20 year term of the related leases pursuant to generally accepted accounting principles.








                                    F-15
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- OTHER LIABILITIES AND DEFERRED CREDITS (continued)

     Deferred escalation in leases represents the liability the Company is required to recognize as a result of certain of its operating leases having required rent increases during their fixed term. In such cases generally accepted accounting principles require that the Company recognize a rent expense in each period that is the proportionate share, for the period, of the total rent to be paid over the fixed term. Consequently, the rent recognized is a level (straight - line) amount regardless of the cash being paid. This liability is the difference between the cash paid and the level amount of rent expense recorded on the books.

      Deferred gain on business interruption portion of the hurricane insurance claim represents the difference between any advances the Company had received and any unreimbursed claim preparation expenses related to the Company's Hurricane Georges insurance claim (see NOTE 14 - HURRICANE GEORGES). This claim was settled during the 52 weeks ended November 2, 2002.


NOTE 5 -- DEBT

      Total debt consists of the following:

                                              November 2,    November 3,
                                                  2002           2001
                                              -----------    -----------
Notes and Series C Senior Notes due 2003,
   net of unamortized discount of $1,052
   and $1,925 at November 2, 2002 and
   November 3, 2001, respectively             $  176,231     $  175,358
Liabilities not subject to compromise:
Revolving Credit Facility due 2003                32,000         30,000
                                              ------------   -----------
                                              $  208,231     $  205,358
Less:
 Current portion, not subject to compromise      (32,000)             -
 Liabilities subject to compromise              (176,231)             -

                                              ------------   -----------
Long-term debt, net                                    -     $  205,358
                                              ============   ===========

      The discussion in this footnote relates to the debt that existed as of November 2, 2002. For the ultimate disposition of this debt as a result of events subsequent to November 2, 2002 see NOTE 16 - SUBSEQUENT EVENTS - to these consolidated financial statements.











                                    F-16
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - DEBT (continued)

      In 1993, NSC issued $180,000 in 10-year, 9.5% senior notes (the "Notes"). On April 29, 1997, the Company entered into a refinancing plan (the "April 1997 Refinancing Plan"), which included the issuance and sale of $85,000 principal amount of 9.5% Series C Senior Notes Due 2003 (the
 "Series C Senior Notes"), the terms of which are substantially identical to those of the Notes. The net proceeds from the sale of the Series C Senior Notes of approximately $73,900 after deducting expenses, together with available cash of the Company, were used to repay the senior secured indebtedness outstanding under a bank credit agreement dated July 31, 1993 (the "July 1993 Bank Credit Agreement"). During fiscal 2001, the Company purchased, at a gain, approximately $87,700 aggregate principal amount of its Notes and Series C Senior Notes. Additionally, the Company repaid $10,000 in industrial revenue bonds.

      The Notes and Series C Senior Notes, with a maturity date of August 1, 2003, are general unsecured obligations of the Company and are subordinate in right of payment to all existing and future liabilities (including, without limitation, obligations under the April 1997 Credit Facility) of its subsidiaries. The Notes and Series C Senior Notes may be called by the holders of the notes at 101% in the event of a change in control of the Company (as defined in the indenture). The Notes and Series C Senior Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. The Notes and Series C Senior Notes bear interest at the rate of 9.50% per annum which is payable semiannually on February 1 and August 1. Terms of the Notes and Series C Senior Notes include covenants which restrict the Company and its subsidiaries from engaging in certain activities and transactions.

      NSC did not make the semi-annual interest payment on the Notes and the Series C Senior Notes which was due on August 1, 2002. See NOTES 1, 8, 9, and 16.

      In connection with the April 1997 Refinancing Plan, a subsidiary entered into an amended bank credit agreement (the "April 1997 Bank Credit Agreement"), which provides for a $65,000 revolving credit facility (the "April 1997 Credit Facility") with less restrictive covenants compared to the July 1993 Bank Credit Agreement. On August 1, 2002, the lender banks and the Company agreed to permanently reduce the total availability under the revolving credit facility to $38,000 through the termination date of the facility, which is February 1, 2003. Total availability had previously been reduced to $40,000. Additionally, the lender banks and the Company agreed to reduce the total principal amount the Company can borrow under the agreement to $36,000 through the termination date of the facility. As of November 2, 2002, the Company had standby letters of credit in the amount of approximately $3,900 and borrowings of $32,000 under the revolver. The Company pays a fee of .50% per annum on unused commitments under the $65,000 revolving credit facility. Interest on the April 1997 Credit Facility fluctuates based on the availability of Section 936 funds in Puerto Rico, Euroloan rates and the prime rate.

      Also in connection with the April 1997 Refinancing Plan, on April 29, 1997, the Company satisfied $10,000 of indebtedness payable to a related party by transferring its interest in two real estate properties from its closed Florida operations to such related party.




                                    F-17

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- DEBT (Continued)

     The April 1997 Credit Facility is collateralized by a pledge of the assets of the Company, by the capital stock of, and intercompany notes issued by, the Company's subsidiaries and by the capital stock of the Company. The Company is required, under the terms of the April 1997 Credit Facility, to meet certain financial covenants which include minimum consolidated net worth levels, interest and fixed charges coverage ratios and minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) as defined in the April 1997 Credit Facility. The April 1997 Credit Facility also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends. Because the Company's operating subsidiaries are not part of the Chapter 11 bankruptcy filing, interest payments on the April 1997 Credit Facility were made as specified in the agreement.

       Total interest paid on debt was approximately $10,300 for fiscal 2002, $19,200 for the 40 weeks ended November 3, 2001, and $28,300 for fiscal year 2001. Interest payable was approximately $10,100 and $4,400 as of November 2, 2002 and November 3, 2001, respectively.

       NSC ceased accruing interest on the Notes and Series C Senior Notes on September 4, 2002, in accordance with SOP 90-7. The Notes and Series C Senior Notes are included as liabilities subject to compromise in the accompanying 2002 consolidated financial statements. See NOTES 1, 8, 9, and 16.

NOTE 6 -- LEASES

      The Company conducts the major part of its operations on leased premises which have initial terms generally ranging from 20 to 25 years.
 Substantially all leases contain renewal options which extend the lease terms in increments of 5 to 10 years and include escalation clauses. The Company also has certain equipment leases which have terms of up to five years. Realty and equipment leases generally require the Company to pay operating expenses such as insurance, taxes and maintenance. Certain store leases provide for percentage rentals based upon sales above specified levels.

      The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

      Property recorded as assets under capital leases consists of real estate as follows:

                                       November 2,         November 3,
                                          2002                2001
                                     ---------------     --------------
Real estate                            $   19,192           $   19,192
Less accumulated depreciation               7,472                6,502
                                     ---------------     --------------
Property under capital leases, net     $   11,720            $  12,690
                                     ===============     ==============





                                    F-18
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- LEASES (continued)

      Depreciation of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statements of operations. Minimum rentals payments to be made under noncancelable leases at November 2, 2002 as well as rent to be received as lessor of owned property and as lessor in sublease rentals of portions of leased property are as follows:

                                      Capital      Operating     Operating
                                       Lease         Lease         Lease
                                      Payments      Payments      Receipts
       Fiscal Years Ending          (As Lessee)   (As Lessee)   (As Lessor)
--------------------------------   ------------  ------------  ------------
November 1, 2003                     $  2,439      $ 12,546      $    136
October 30, 2004                        2,259        11,922           109
October 29, 2005                        2,176        11,627           109
October 28, 2006                        2,126        10,946            85
November 3, 2007                        1,944         9,947            68
November 1, 2008 and thereafter        18,899        78,843           452
                                   ------------  ------------  ------------
                                       29,843      $135,831      $    959
                                                 ============  ============
Less executory costs                        -
                                   -----------
   Net minimum lease payments          29,843
Less amount representing interest      17,548
                                   -----------
Present value of net minimum lease
   payments under capital lease
   obligations                         12,295
Less:  current portion                    704
                                    ----------
Capital lease obligations,
   net of current portion            $ 11,591
                                    ==========

Sublease rental receipts to be received from capital and operating leases:

                                     Capital       Operating
                                      Leases         Leases
                                   -----------   ------------
Total minimum sublease rentals
   to be received in the future       $   980       $  9,142
                                   ===========   ============

      Rent expense and the related contingent rentals under operating leases were approximately $16,200 and $200 for fiscal 2002, respectively, $11,800 and $200 for the 40 weeks ended November 3, 2001, respectively, and $16,100 and $200 for fiscal 2001, respectively.

      Contingent rentals under capital leases, which are directly related to sales, were approximately $60 for fiscal 2002, $30 for the 40 weeks ended November 3, 2001, and $100 for fiscal 2001. Interest paid on capital lease obligations was approximately $1,800 for fiscal 2002, $1,400 for the 40 weeks ended November 3, 2001, and $1,900 for fiscal 2001.

                                    F-19
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- LEASES (continued)

      Sublease rental income for operating and capital leases was approximately $4,300 for fiscal 2002, $3,700 for the 40 weeks ended November 3, 2001, and $4,100 for fiscal 2001.


NOTE 7 -- INCOME TAXES

      As described in NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

      The components of income tax expense (benefit) are as follows:

                         52 weeks         40 weeks        52 weeks
                           ended            ended          ended
                         November 2,     November  3,    January 27,
                           2002             2001            2001
                         -----------     -----------    ------------
Current
   Federal                $    1,012        $  (429)        $ 3,752
   State                           7             (3)              -
   U.S. Possessions              493             23            (177)
                         -----------     -----------    ------------
                               1,512           (409)          3,575
                         -----------     -----------    ------------
Deferred
   Federal                      (85)         (1,785)          6,753
   State                         (1)            (12)            388
   U.S. Possessions           1,359          (4,406)         (9,143)
                         -----------     -----------    ------------
                              1,273          (6,203)         (2,002)
                         -----------     -----------    ------------
     Total income tax
     expense (benefit)    $   2,785       $  (6,612)       $  1,573
                         ===========     ===========    ============





















                                    F-20
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (Continued)

      The significant components of the deferred tax assets and liabilities are as follows:

                                           November 2,      November 3,
                                              2002             2001
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $  7,012          $ 7,153
   Employee benefit plans                    10,040           10,287
   Property and equipment                     6,852            7,167
   Accrued expenses and other liabilities
      and deferred credits                   11,863           11,555
   Other operating loss and tax credit
      carry forwards                         12,325           11,402
   All other                                  2,654            5,316
   Valuation Allowance                       (4,686)          (3,788)
                                         ---------------  --------------
      Total deferred tax assets              46,060           49,092
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                   (13,803)         (14,314)
   Tradenames                               (19,693)         (20,674)
   Operating leases                          (7,905)          (7,173)
   Inventories                               (7,267)          (7,255)
   Other assets                              (2,501)          (3,820)
   Accrued expenses and other liabilities
      and deferred credits                   (1,029)            (721)
                                         ---------------  --------------
    Total deferred tax liabilities          (52,198)         (53,957)
                                         ---------------  --------------
      Net deferred tax liabilities        $  (6,138)        $ (4,865)
                                         ===============  ==============


      SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management believes that some portion of the deferred tax assets will not be realized based on this criterion. Consequently, the Company has recorded a valuation allowance of approximately $4,700 in Fiscal 2002 and $3,800 in the 40 weeks ended November 3, 2001.














                                    F-21

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (Continued)

      A reconciliation of the difference between actual income tax expense, and income taxes computed at U. S. Federal statutory tax rates is as follows
:

                                   52 weeks     40 weeks      52 weeks
                                    ended         ended        ended
                                   November 2,  November 3,  January 27,
                                     2002           2001         2001
                                   -----------  -----------  -----------
U.S. Federal Statutory rate of 35%
   applied to pretax income (loss)   $  738       $(5,190)    $  1,494
Foreign Income taxes paid at
   Rates different from US
   Federal statutory rate                58          (338)      (1,354)
Amortization of goodwill              3,109         2,356        3,233
State and local taxes                    11           (17)       1,303
Branch taxes (possession -
   US/VI)                            (1,938)       (4,993)      (2,777)

All others, net                         807         1,570         (326)
                                   -----------  -----------  -----------
Income tax expense (benefit)         $2,785     $  (6,612)    $  1,573
                                   ===========  ===========  ===========

      The Company's operations are located in U. S. possessions where they are subject to U. S. and local taxation.

      As of November 2, 2002, the Company has unused net operating loss carryforwards of approximately $10,200 and $27,000 available to offset future taxable income in the U.S. Virgin Islands and Puerto Rico, respectively, through fiscal years 2022 and 2009, respectively. Utilization of the tax net operating loss carryforward may be limited each year.

      The Company also has unused alternative minimum tax credits in the amount of approximately $200 to offset future income tax liabilities in Puerto Rico. This credit is carried forward indefinitely.

      Total income taxes paid were approximately $1,200 for the fiscal year ended November 2, 2002, $45 during the 40 weeks ended November 3, 2001 and $3,800 for the fiscal year ended January 27, 2001.














                                    F-22
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise ("prepetition") refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under NSC's Notes and Series C Senior Notes and also includes accrued interest. These amounts represent NSC's estimate of known or potential claims to be resolved in connection with the Chapter 11 case.

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below:

Notes and Series C Senior Notes due 2003,
   net of unamortized discount of $1,052
   at November 2, 2002                        $  176,231
Accrued interest payable                           9,977
                                              -----------
Total liabilities subject to compromise       $  186,208
                                              ===========

      Contractual interest expense not accrued on prepetition debt totaled approximately $2,700 for the period from September 4, 2002 through November 2, 2002. See NOTE 16 - SUBSEQUENT EVENTS - to these consolidated financial statements for the resolution of these liabilities.

































                                    F-23
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- CONDENSED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

               NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                                (DEBTOR-IN-POSSESSION)
                           CONDENSED COMBINED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                   AS OF NOVEMBER 2, 2002
                           --------------------------------------------------------------------
                                 ENTITY IN       ENTITIES NOT IN
                              REORGANIZATION     REORGANIZATION      COMBINING       COMBINED
                                PROCEEDINGS       PROCEEDINGS         ENTRIES         TOTALS
                              --------------     ---------------   ------------      ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                       $  17,992                          $  17,992
   Intercompany:
      Note receivable           $ 173,533                            $ (173,533)              -
      Accounts receivable                             11,575            (11,575)              -
      Investment in subsidiaries   56,531                               (56,531)              -
   Inventories                                        51,660                             51,660
   Other current assets             1,443             28,765                             30,208
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT ASSETS           231,507            109,992           (241,639)         99,860
PROPERTY & EQUIPMENT INCLUDING
   PROPERTY UNDER CAPITAL
   LEASES, NET                                       102,847                            102,847
GOODWILL, net                                        145,477                            145,477
DEFERRED INCOME TAXES               1,579              4,445                              6,024
TRADE NAMES, net                                      26,574                             26,574
DEFERRED CHARGES AND
  OTHER ASSETS                        353             17,590                             17,943
                                ---------          ----------        -----------     ----------
      TOTAL ASSETS              $ 233,439          $ 406,925         $ (241,639)     $  398,725
                                =========          ==========        ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Revolver borrowings                             $  32,000                          $  32,000
   Accounts payable                                   44,387                             44,387
   Intercompany accounts
       payable                  $  11,575                             $(11,575)
   Salaries, wages and benefits
       payable                                        10,358                             10,358
   Accrued interest                                       73                                 73
   Other current liabilities                          16,810                             16,810
   Current deferred tax liability     950                                                   950
                                 ---------          ---------       -----------      ----------
   TOTAL CURRENT LIABILITIES       12,525            103,628          (11,575)          104,578
NOTES PAYABLE, intercompany                          173,533         (173,533)                -
RESERVE FOR SELF-INSURANCE CLAIMS                      5,240                              5,240
DEFERRED INCOME TAXES                                 27,176                             27,176
OTHER LIABILITIES AND
 DEFERRED CREDITS                                     40,817                             40,817
                                 ---------          ---------       -----------      ----------
   TOTAL LIABILITIES NOT
     SUBJECT TO COMPROMISE         12,525            350,394         (185,108)          177,811
                                 ---------          ---------       -----------      ----------
LIABILITIES SUBJECT TO
        COMPROMISE                186,208                                               186,208
                                 ---------          ---------       -----------      ----------
   TOTAL LIABILITIES              198,733            350,394         (185,108)          364,019
                                 ---------          ---------       -----------      ----------
STOCKHOLDER'S EQUITY               34,706             56,531          (56,531)           34,706
                                ----------          ---------       -----------      ----------
TOTAL LIABILITIES AND           $ 233,439          $ 406,925        $(241,639)        $ 398,725
    STOCKHOLDER'S EQUITY        ==========          =========       ===========      ==========



                                    F-24
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- CONDENSED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY (continued)

               NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                  (formerly Pueblo Xtra International, Inc.)
                            (DEBTOR-IN-POSSESSION)
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
                            (DOLLARS IN THOUSANDS)

                                           FISCAL YEAR ENDED NOVEMBER 2, 2002
                                -------------------------------------------------------------
                                  ENTITY IN      ENTITIES NOT IN
                                REORGANIZATION   REORGANIZATION     COMBINING      COMBINED
                                 PROCEEDINGS       PROCEEDINGS       ENTRIES        TOTALS
                                --------------   ---------------   ------------   -----------

Net sales                                         $  588,179                       $ 588,179
Cost of goods sold                                   396,239                         396,239
                                 ----------        ----------       ----------     ----------
   GROSS PROFIT                                      191,940                         191,940

OPERATING EXPENSES
Selling, general and
 administrative expenses         $       3           154,368                         154,371
 Gain on insurance settlement                         (14,693)                       (14,693)
 Store Closings:
   Exit costs                                            246                             246
Depreciation and amortization                         28,260                          28,260
                                -----------       -----------     -----------     -----------
   OPERATING (LOSS) PROFIT              (3)           23,759                          23,756

Interest expense on debt           (15,397)          (23,466)       $ 19,737         (19,126)
Interest expense on capital
 lease obligations                                    (1,820)                         (1,820)
Interest and investment
 income, net                        17,084             2,944         (19,737)            291
Equity in income of unconsolidated
  subsidiaries                        (757)                              757               -
Reorganization items                  (995)                                             (995)
                                -----------       -----------     -----------     -----------

   (LOSS) INCOME BEFORE
     INCOME TAXES                      (68)            1,417             757           2,106
Income tax expense                     611             2,174                           2,785
                                -----------       -----------     -----------     -----------
   NET(LOSS) INCOME              $    (679)         $   (757)       $    757        $   (679)
                                ===========       ===========     ===========     ===========




















                                    F-25
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- CONDENSED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY (continued)

                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                    (formerly Pueblo Xtra International, Inc.)
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED COMBINED CASH FLOW STATEMENT
                             (DOLLARS IN THOUSANDS)

                                                 FISCAL YEAR ENDED NOVEMBER 2, 2002
                                      -----------------------------------------------------------
                                        ENTITY IN      ENTITIES NOT IN
                                      REORGANIZATION   REORGANIZATION      COMBINING     COMBINED
                                       PROCEEDINGS       PROCEEDINGS        ENTRIES       TOTALS
                                      --------------   ---------------   ------------   ---------

NET CASH FLOWS (USED IN)FROM OPERATING
 ACTIVITIES                            $  (1,633)       $  21,804         $  1,628     $ 21,799
                                       ----------      ----------        ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          -           (7,391)               -       (7,391)
  All other                                  755               39             (755)          39
                                       ----------       ----------        ----------    ---------
  Net cash (used in) provided by
    investing activities                     755           (7,352)            (755)      (7,352)
                                       ----------        ----------       ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving Credit Facility:
     Borrowings                                -            4,000                -        4,000
     Repayments                                -           (2,000)               -       (2,000)
  All other                                  873             (624)            (873)        (624)
                                       ----------        ----------        ----------   --------
       Net cash provided by (used in)
         financing activities                873            1,376             (873)       1,376
                                       ----------        ----------        ----------   --------
Net increase (decrease) in cash and
     cash equivalents                         (5)          15,828                -       15,823

Cash and cash equivalents at beginning
 of period                                     5            2,164                -        2,169
                                       ----------       ----------         ----------   --------
Cash and cash equivalents at end of
 period                                $       -        $  17,992         $      -     $ 17,992
                                       ==========      ===========        ===========  =========




















                                    F-26
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RETIREMENT BENEFITS

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

      Net pension cost under the Retirement Plan includes the following components:

                                    Fiscal Year   40 Weeks    Fiscal Year
                                      Ended        ended        ended
                                    November 2,  November 3,   January 27,
                                      2002          2001         2001
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,658    $   1,119    $   1,546
Interest cost on projected
   benefit obligation                   1,717        1,293        1,668
Expected return on plan
   assets                              (1,048)      (1,166)      (1,477)
Net amortization and
   deferrals                               (6)        (135)        (129)
                                   -----------  -----------  -----------
   NET PENSION COST                 $   2,321    $   1,111    $   1,608
                                   ===========  ===========  ===========

     The discount rates used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 7.0%, 7.25%, and 7.75% for the fiscal years ended November 2, 2002, November 3, 2001 (40 weeks), and January 27, 2001, respectively. The average expected long-term rate of return on plan assets and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 9.0% and 5.0%, respectively, for all fiscal periods presented above.
















                                    F-27
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RETIREMENT BENEFITS (Continued)

      The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows:

                                              November 2,      November 3,
                                                 2002             2001
                                            ---------------  -------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
 vested benefits of $15,941 at November 2,
 2002 and $15,175 at November 3, 2001             $17,619     $    16,393
                                           ===============  ==============

Plan assets at fair value - beginning of
 the year/period                                  $12,040     $    17,940
Actual return on plan assets                       (2,333)         (3,907)
Employer contributions                              2,719             795
Benefits paid                                      (1,999)         (2,788)
                                           ---------------  --------------
Plan assets at fair value - end of the
 year/period                                       10,427          12,040
                                           ---------------  --------------
Projected benefit obligation for service
 rendered to date - beginning of the
 year/period                                      (24,773)        (23,332)
Service cost                                       (1,658)         (1,119)
Interest cost                                      (1,717)         (1,293)
Actuarial gain                                     (1,490)         (1,817)
Benefits paid                                       1,999           2,788
                                           ---------------  --------------
Projected benefit obligation for service
 rendered to date - end of the year/period        (27,639)        (24,773)
                                           ---------------  --------------
      FUNDED STATUS                               (17,212)        (12,733)

Unrecognized net gain                               7,074           2,203
Unrecognized prior service cost                       (44)            (50)
                                            ---------------  -------------
      NET PENSION LIABILITY                 $     (10,182)     $  (10,580)
                                            ===============  =============

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






                                    F-28
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RETIREMENT BENEFITS (Continued)

       Net pension cost under the SERP includes the following components:

                                      Fiscal Year    40 weeks    Fiscal Year
                                         ended         ended        ended
                                       November 2, November 3,   January 27,
                                         2002           2001         2001
                                      -----------  -----------  ------------
Service cost - benefits earned
   during the year/period              $    323     $    274     $    215
Interest cost on projected
   benefit obligation                       376          255          255
Net amortization and deferrals                7          (41)        (173)
                                      -----------  -----------  ------------
      NET PENSION COST                 $    706     $    488     $    297
                                      ===========  ===========  ============

      The discount rate used in determining the actuarial present value of the net periodic pension cost for the SERP are 7.0%, 7.25%, and 7.75% for the fiscal years ended November 2, 2002, November 3, 2001 (40 weeks), and January 27, 2001, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the SERP is 5.0% for all fiscal years presented above.


       The funded status and amounts recognized in the Company's consolidated balance sheets for the SERP are as follows:

                                              November 2,      November 3,
                                                 2002             2001
                                            ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $5,184 at November 2,
   2002 and $4,563 at November 3, 2001        $    5,308      $    4,668
                                            ===============  ==============
Projected benefit obligation for service
 rendered to date                             $   (6,062)     $   (5,359)
                                            ---------------  --------------
      FUNDED STATUS                               (6,062)         (5,359)
Unrecognized net gain                               (227)           (540)
Unrecognized prior service cost                       12              19
                                            ---------------  --------------
      NET PENSION LIABILITY                   $   (6,277)     $   (5,880)
                                            ===============  ==============











                                    F-29
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RETIREMENT BENEFITS (Continued)

      Change in benefit obligations was as follows:

                                              November 2,      November 3,
                                                 2002             2001
                                            ---------------  --------------
Benefit obligation as of beginning of the
 year/period                                    $  5,359      $    4,557
Service costs                                        323             274
Interest costs                                       376             255
Actuarial loss                                       313             503
Benefits paid                                       (309)           (230)
                                            ---------------  --------------
Benefit obligation as of end of the
 year/period                                    $  6,062      $    5,359
                                            ===============  ==============


      Change in plan assets were as follows:

                                              November 2,      November 3,
                                                 2002             2001
                                            ---------------  --------------
Fair value of assets as of beginning of the
 year/period                                     $     -      $       -

Employer contribution                                309            230
Benefits paid                                       (309)          (230)
                                            ---------------  --------------
Fair value of assets as of end of the
 year/period                                     $     -      $       -
                                            ===============  ==============

      The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico. Contributions to this plan are at the discretion of the Board of Managers of Pueblo. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States and the U. S. Virgin Islands. The cost of these plans are recognized in the year the cost is incurred. The Company recognized an expense of $767 for these plans during the fiscal year ended November 2, 2002, a net credit during the 40 weeks ended November 3, 2001 of $12 and an expense of $697 during the fiscal year ended January 27, 2001.


NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, a revolving credit facility and the Notes and Series C Senior Notes.

      Cash equivalents, accounts receivable, accounts payable, accrued expenses - These accounts are carried at amounts that approximate their fair value due to their short-term nature.

      Revolving credit facility - Due to the variable interest rates, the fair value of the revolving credit facility approximates its carrying value.



                                    F-30
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      Notes and Series C Senior Notes - Due to the Chapter 11 proceedings, the Company believes that the value of the Notes and Series C Senior Notes is highly speculative. See NOTE 16 - SUBSEQUENT EVENTS for the ultimate disposition of these notes. At November 3, 2001, the fair value of these instruments was $26,592 based on market quotes.


NOTE 12 -- CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.


NOTE 13 -- CONTINGENCIES

      In addition to the Chapter 11 proceedings described in NOTE 1, at November 2, 2002, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.

NOTE 14 -- HURRICANE GEORGES

      Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. All of the Company's stores, with the exception of two, were reopened. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42,000. As a result the Company recorded gains associated with the property settlement during fiscal 2000 and 2001 of $15,066 and $2,464, respectively ($9,200 and $1,500, respectively, net of applicable income tax).

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000 the Company submitted to its insurance carriers an approximately $69,400 proof of loss for business interruption losses to its grocery stores and video outlets in Puerto Rico and the U. S. Virgin Islands (the "claim")as a result of Hurricane Georges. The claim was based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through September 9, 2000, which was, in management's opinion, the end of the applicable indemnity period. The claim was settled in July of 2002 for approximately $18,200 after a prolonged appraisal process (similar to an arbitration process). The settlement resulted in recording a gain, during fiscal 2002, of $14,693, net of claim and appraisal expenses of approximately $3,500.








                                    F-31
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 -- DISCLOSURE ON OPERATING SEGMENTS

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

      Reportable operating segment financial information is as follows:

                                  Retail Food          Video Rental            Total

Fiscal Year Ended 2002
Net sales                         $  548,285           $  39,894          $   588,179
Depreciation and amortization        (21,039)             (7,221)             (28,260)
Operating profit                      17,485 *             6,271 *             23,756 *
Total assets                         378,529              20,196              398,725
Capital expenditures                  (7,320)                (71)              (7,391)
Video tape purchases                     N/A               5,611                5,611

40 weeks ended November 3, 2001
Net sales                         $  403,921           $  29,421          $   433,342
Depreciation and amortization        (16,508)             (6,163)             (22,671)
Operating (loss) profit                1,158               1,975                3,133
Total assets                         371,899              22,260              394,159
Capital expenditures                  (5,237)                (34)              (5,271)
Video tape purchases                     N/A               4,831                4,831

Fiscal Year Ended 2001
Net sales                         $  579,096           $  42,954          $   622,050
Depreciation and amortization        (25,681)             (8,461)             (34,142)
Operating profit                      (6,348)**            3,079               (3,269)**
Capital expenditures                 (17,377)                (75)             (17,452)
Video tape purchases                     N/A               6,937                6,937


*  Includes a gain of $14,693 on the settlement of the business interruption portion of the Hurricane Georges insurance claim of which $13,421 was in the Retail Food segment and
 $1,272 was in the Video Rental segment.

** Includes a gain of $2,464 related to the final accounting for the property portion of the
 Hurricane Georges insurance claim.

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









                                    F-32
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS

      Subsequent to November 2, 2002 the Company's operating subsidiaries repaid and replaced their bank debt and the Company emerged from bankruptcy.

INTERIM BANK FINANCING:

      Based on its terms, the borrowers under the April 1997 Bank Credit Agreement were the Company's operating subsidiaries, the Company was guarantor and the agreement was due to expire on February 1, 2003.

      When NSC did not pay its noteholders the interest payment that was due on August 1, 2002, the operating subsidiaries had $32,000 outstanding for borrowed money and $3,900 in standby letters of credit outstanding under the April 1997 Bank Credit Agreement. The Company sought and obtained the forbearance of the lender banks from taking any action that would require accelerated repayment on the loan at the time, as non-payment of interest to the noteholders created a default under the April 1997 Bank Credit Agreement. However, the agreement to forebear terminated when, on September 27, 2002, the Court issued an order for relief in the Chapter 11 Case.

      The lender banks did not require accelerated repayment of the loans outstanding or terminate the letters of credit as a result of the Chapter 11 Case.

      On November 2, 2002 the operating subsidiaries continued to have $32,000 outstanding for borrowed money and $3,900 in standby letters of credit outstanding under the April 1997 Bank Credit Agreement. Between November 2, 2002 and January 9, 2003, the operating subsidiaries repaid $2,000 to the banks such that, as of January 30, 2003, there was $30,000 outstanding for borrowed money and $3,900 in standby letters of credit outstanding. On January 30, 2003, the bank debt for borrowed money and the letters of credit were assumed and extended by a new bank pursuant to an Extension and Modification Agreement, and other related agreements, between a new lender (the "2003 Bank Lender"), the operating subsidiaries as borrower(s) and the Company as guarantor. The Extension and Modification Agreement and other related agreements were approved by the Court on January 28, 2003. Per the terms of the Extension and Modification Agreement, the 2003 Bank Lender committed to lend the operating subsidiaries up to $35,000, subject to borrowing base formula limitations, on a revolving basis, and at the time the Company emerged from bankruptcy, loan the operating subsidiaries $45,000 in term loans. The agreement(s) also contained certain caveats in the event that the Company did not emerge from bankruptcy within a stipulated period of time.

















                                    F-33
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

NEW BANK FINANCING (THE "2003 BANK FINANCING") AND EMERGENCE FROM BANKRUPTCY:

2003 BANK FINANCING:

      On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and the Company entered into an Amended and Restated Guarantor General Security Agreement (collectively the "May 2003 Bank Agreement") with the 2003 Bank Lender. The May 2003 Bank Agreement provides both a revolving loan and term loans facilities. The initial term of the May 2003 Bank Agreement expires June 22, 2008 and will continue on a
 year-to-year basis unless sooner terminated.   The borrowers granted the 2003
 Bank Lender a security interest in all assets, tangible and intangible, owned or hereafter acquired or existing as collateral. In addition, the May 2003 Bank Agreement is collateralized by a pledge of the capital stock of, and inter-company notes issued by the Company's operating subsidiaries and by the capital stock of the Company.

      The Company is required, under the terms of the May 2003 Bank Agreement, to meet certain financial covenants, including minimum consolidated net worth (as defined) levels, minimum working capital (as defined) levels, minimum earnings before net interest, income taxes, depreciation and amortization (EBITDA) as defined, minimum net revenues, a minimum fixed charge coverage ratio (as defined) and maximum debt to EBITDA ratio (as defined). The May 2003 Credit Agreement also contains certain other restrictions, including restrictions on additional indebtedness and the declaration and payment of dividends.

      The May 2003 Bank Agreement also stipulates the following prepayment penalties:

  From the date of the Agreement to
  and including August 31, 2003         $4,000

  From September 1, 2003 to and         $1,050 plus 3% of the then outstanding
  including June 22, 2005               balance of the Term Loans.

  From June 23, 2005 to and             $700 plus 2% of the then outstanding
  including June 22, 2006               balance of the Term Loans.

  From June 23, 2006 to and             $350 plus 1% of the then outstanding
  including June 21, 2008               balance of the Term Loan.


      Funding took place on June 5, 2003 at which time the bank debt for borrowed money outstanding under the Extension and Modification Agreement, and other related agreements, was repaid in full and the 2003 Bank Lender lent the operating subsidiaries a total of $57,427. In addition, there were $3,900 of standby letters of credit outstanding.











                                    F-34
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

      Capitalized terms used below shall have the meaning set forth in the May 2003 Bank Agreement. The revolving loan facility provides that from time to time the operating subsidiaries may borrow no greater than an amount equal to (collectively the "borrowing base"):

     -  90 % of the Net Amount of Eligible Accounts plus...
     -  Up to the lesser of  (A) 65% of the Value of Eligible Inventory or
        (B) 80% of the "Net Recovery Percentage" for Eligible Inventory, plus...
     -  Up to 100% of Pledged Cash, less...
     -  Any Availability Reserves...
     - Provided that, except in the Lender's discretion, the aggregate amount of Revolving Loans at any time outstanding shall not exceed $35,000.

      For all practical purposes the operating subsidiaries do not have any Eligible Accounts and no cash is pledged. Consequently, the borrowing base consists of Eligible Inventory less Availability Reserves.

      The inventory values used for borrowing base purposes at the time of funding on June 5, 2003 were the inventories as of May 17, 2003, which was the last accounting period end prior to the closing. Availability under the revolving loan facility was determined as follows:

   UNAUDITED COMPUTATION OF AVAILABILITY UNDER REVOLVING CREDIT FACILITY

                                   Retail Food    Video Rental      Total
                                   -----------    ------------    -----------
May 17, 2003 inventory at cost,       $46,385          $3,423        $49,808
Less ineligible inventory:
     Inventory in-transit              (1,921)                        (1,921)
     Ineligible inventories            (3,583)         (1,512)        (5,095)
     Step-up in the basis of
      inventory from the 1993
      Transaction                        (992)                          (992)
                                   -----------    ------------    -----------
Eligible inventory                    $39,889          $1,911        $41,800

65% of Eligible inventory             $25,927                        $25,927
                                   ===========
80% of Net Recovery Value of
 Eligible inventory                                      $554            554
                                                  ============    -----------
Total availability                                                    26,481
Less required excess availability
 Reserve                                                              (1,800)
Availability net of excess                                        -----------
 availability reserve                                                 24,681
Less:
     Letters of credit outstanding
       as of June 5, 2003                                             (3,900)
     Money borrowed on June 5, 2003                                  (12,427)
Availability immediately after June                               -----------
 5, 2003 closing                                                      $8,354
                                                                  ===========
      The revolving loan facility provides accommodations for letters of credit up to a maximum of $10,000. Fees for outstanding letters of credit are to be paid monthly, in arrears, at the rate of 2.5%, per annum, on the daily outstanding balance. Any issued and outstanding letters of credit reduce the amount available for borrowed money under the revolving loan facility.
                                    F-35
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

      In addition, the facility provides for the Lender to charge, monthly, an Unused Line Fee of 0.5%, per annum, based on the difference between $30,000 and the sum of the average daily principal balance of the money borrowed under the facility plus letters of credit outstanding.

      Interest is payable monthly in arrears and, at the borrower's option with certain limitations, the interest rate on money borrowed under the revolving loan facility may be based on a spread over the Prime Rate or Eurodollar Rate. The spread over the Prime Rate is 1.5%, per annum, and the spread over Eurodollar Rate is 3.5% per annum. However, in no event shall the interest rate be less than 6% per annum. As of the date of the closing the interest rate was the 6% minimum.

      The term loan facility in the May 2003 Bank Credit Agreement provides for 3 term loans totaling $45,000 as follows:

      Term loan A	                  $  4,000
      Term loan B	                    36,000
      Term loan C                      5,000

      Term loan A is for the purpose of remodeling, relocating or opening new retail stores and purchasing new equipment for same in the original principal amount of up to the lesser of $4,000 or 70% of Eligible Construction Costs plus 70% of the equipment cost. The loan was drawn based on the costs of the Company's new supermarket and video rental outlet both of which opened on November 20, 2002. The loan is repayable in 60 equal monthly payments of principal with final payment due on June 1, 2008.

      Term loan B is for the purpose of partially refinancing existing indebtedness of the operating subsidiaries to the Company and for working capital in the lesser amount of $36,000 or 75% of the Net Fair Market Value of Eligible Real Property owned by the operating subsidiaries. Equal monthly repayments of principal are calculated on the basis of 180 months with the final payment being due on June 1, 2008.

      Term loan C is for working capital of the operating subsidiaries and in the lesser amount of $5,000 or 50% of the Net Value of Eligible Leaseholds. The loan is repayable in 60 equal monthly payments of principal with final payment due on June 1, 2008.

      As to all term loans, interest is payable monthly in arrears and, at the borrower's option with certain limitations, the interest rate may be based on a spread over the Prime Rate or Eurodollar Rate. The spread over the Prime Rate is 2.0%, per annum, and the spread over Eurodollar Rate is 4.0% per annum. However, in no event shall the interest rate be less than 7% per annum. As of the date of the closing the interest rate was the 7% minimum.

EMERGENCE FROM BANKRUPTCY:

      On June 5, 2003, NSC emerged from Chapter 11 bankruptcy proceedings by consummating its Plan of Reorganization (the "Plan") which had been confirmed by the Court on April 30, 2003. The Plan was consummated by providing the following consideration to the prepetition noteholders:

       Principal amount of New 10.125% Senior Secured Notes    $ 90,000
       Cash Consideration                                        59,464

                                                              $149,464

                                    F-36
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

EMERGENCE FROM BANKRUPTCY:

     The New 10.125% Senior Secured Notes are due August 1, 2009 with interest payable February 1 and August 1 of each year commencing February 1, 2004. Interest is payable to holders of record on the July 15th and January 15th prior to each interest payment date. The New 10.125% Senior Secured Notes are secured, subordinate to the 2003 Bank Lender, by the equity of all First-tier subsidiaries of NSC and the inter-company notes between the Company and its operating subsidiaries. In addition, certain real property of the operating subsidiaries is collateral for one of the inter -company notes. The New 10.125% Senior Secured Notes are subordinate to both the 2003 Bank Lender and the trade creditors of the operating subsidiaries as to the collateral for the inter-company note.

      The New 10.125% Senior Secured Notes may be called by the holders of the Notes at 101% in the event of a change in control of NSC (as defined in the indenture). The New 10.125% Senior Secured Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. Terms of the New 10.125% Senior Secured Notes restrict the Company and its subsidiaries from engaging in certain activities and transactions.

      The proceeds of the notes issued in 1993 and 1997 were advanced to the
 operating subsidiaries.   At the time NSC emerged from bankruptcy on June 5,
 2003 these advances were canceled and new inter-company notes were issued which are equal in amount, in total, to the New 10.125% Senior Secured Notes. The new inter-company notes consist of a $70,000 restated subordinated inter-company real estate note due to NSC from Pueblo International, LLC and a $20,000 subordinated inter-company note due NSC from Pueblo Entertainment, Inc.

      The source of the $59,464 of Cash Consideration consisted of $15,000 from the holders of Existing Equity and $44,464 from the Company. The source of the Company cash was Company funds and proceeds from the May 2003 Bank Agreement.

      The following four pages provide proforma information as to the impact of both the reorganization and the May 2003 Bank Agreement on the combined November 2, 2002 balance sheet in Note 9 as well as on the balance sheets of the Entity in Reorganization Proceedings and the Entities Not In
 Reorganization Proceedings as of that date.

     Had the funding of the May 2003 Bank Agreement and the reorganization of the Company taken place on November 2, 2002 the proforma impact on the combined assets, liabilities and stockholder's equity of the Company would have been as indicated in the following tables. For purposes of the proforma presentation included in the following tables the same "Additional Cash Consideration" has been used as was actually paid out at the time of the reorganization on June 5, 2003.











                                    F-37
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

                                                Unaudited Adjustments to record
                                                        the impact of... (a)
                                               ---------------------------------
                                Combined                   Proforma
                              Totals As of                                            Combined
                             November 2 2002,        New           Consummation     Totals As of
                               As Included           2003           of Plan of     November 2, 2002
                                In Note 9         Agreement       Reorganization     (unaudited)
                             --------------     ---------------  ---------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents    $ 17,992         $   31,106 (b)   $   (48,098) (c)  $   1,000
   Inventories                    51,660                                               51,660
   All other current assets       30,208                                               30,208
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT ASSETS           99,860             31,106           (48,098)         82,868
PROPERTY & EQUIMPMENT INCLUDING
   PROPERTY UNDER CAPITAL
   LEASE, net                    102,847                                              102,847
GOODWILL, net                    145,477                                              145,477
DEFERRED INCOME TAXES              6,024                                                6,024
TRADE NAMES, net                  26,574                                               26,574
DEFERRED CHARGES AND
  OTHER ASSETS                    17,943              2,566 (d)                        20,509
                                ---------          ----------        -----------     ----------
      TOTAL ASSETS              $398,725             33,672            (48,098)       384,299
                                =========          ==========        ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Revolver borrowings          $ 32,000            (11,255)           (20,745) (e)         -
   Accounts Payable               44,387                                               44,387
   Salaries, wages and benefits
       payable                    10,358                                               10,358
   Accrued interest                   73                (73)
   Other current Liabilities      16,810                                               16,810
   Deferred tax liability            950                                                  950
                                 ---------          ---------        -----------     ----------
   TOTAL CURRENT LIABILITIES     104,578            (11,328)           (20,745)        72,505
REVOLVER BORROWINGS                                                     20,745  (e)    20,745
TERM LOANS                                           45,000	                           45,000
NEW 10.125% SENIOR SECURED NOTES                                        90,000         90,000
RESERVE FOR SELF-INSURANCE CLAIMS  5,240                                                5,240
DEFERRED INCOME TAXES             27,176                                               27,176
OTHER LIABILITIES AND DEFERRED
   CREDITS                        40,817                                               40,817
                                 ---------          ---------        -----------     ----------
TOTAL LIABILITIES NOT
     SUBJECT TO COMPROMISE       177,811             33,672             90,000        301,483
                                 ---------          ---------        -----------     ----------
LIABILITIES SUBJECT TO
        COMPROMISE               186,208                              (186,208)
                                 ---------          ---------        -----------     ----------
   TOTAL LIABILITIES            $364,019             33,672            (96,208)       301,483
                                 ---------          ---------        -----------     ----------
STOCKHOLDER'S EQUITY:
   Additional paid-in capital     91,500                                15,000  (c)   106,500
   Accumulated deficit           (56,794)                               33,110  (f)   (23,684)
                                 ---------          ---------         -----------    ----------
   TOTAL STOCKHOLDER'S EQUITY     34,706                                48,110         82,816
                                ----------          ---------        -----------     ----------
   TOTAL LIABILITIES AND        $398,725            $33,672          $ (48,098)      $384,299
    STOCKHOLDER'S EQUITY        ==========          =========        ===========     ==========

(a), (b), (c), (d), (e) and (f) are discussed on page F-41




                                    F-38
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

      The related proforma impact on the assets, liabilities and stockholder's equity of the entity in reorganization proceedings would have been as indicated below.


                                                Unaudited Adjustments to record
                                                          the impact of...
                                               ---------------------------------
                                                                  Consideration
                                                                   Provided to
                                                                   Prepetition       Proforma
                                                                   Noteholders     Reorganized
                                                 Cash Received         And           Balance
                                 As of            From Holders     Cancellation      Sheet of
                                November 2,       Of Existing     Of Prepetition/    Entity In
                                2002, As          Equity and       Issuing New     Reorganization
                                Included           Operating      Inter-company      Proceedings
                                In Note 9         Subsidiaries        Notes         (unaudited)
                             --------------     ---------------  ---------------   --------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         63,098 (g)        (63,098) (c)
Inter-company:
      Notes receivable          $ 173,533           (48,098) (c)       (35,435) (h)     90,000
      Investment in subsidiaries   56,531                               23,860  (h)     80,391
   All other current assets         1,443                                                1,443
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT ASSETS           231,507            15,000            (74,673)        171,834
DEFERRED INCOME TAXES               1,579                                                1,579
DEFERRED CHARGES AND
  OTHER ASSETS                        353                                                  353
                                ---------          ----------        -----------     ----------
      TOTAL ASSETS              $ 233,439            15,000            (74,673)        173,766
                                =========          ==========        ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Inter-company accounts
       Payable                  $  11,575                              (11,575) (h)
   Deferred tax liability             950                                                  950
                                 ---------          ---------        -----------     ----------
   TOTAL CURRENT LIABILITIES       12,525                              (11,575)            950
NEW 10.125% SENIOR SECURED NOTES                                        90,000          90,000
                                 ---------          ---------        -----------     ----------
TOTAL LIABILITIES NOT
     SUBJECT TO COMPROMISE         12,525                               78,425         90,950
                                 ---------          ---------        -----------     ----------
LIABILITIES SUBJECT TO
        COMPROMISE                186,208                             (186,208)
                                 ---------          ---------        -----------     ----------
   TOTAL LIABILITIES            $ 198,733                             (107,783)         90,950
                                 ---------          ---------        -----------     ----------
STOCKHOLDER'S EQUITY:
   Additional paid-in capital      91,500             15,000 ( c)                      106,500
   Accumulated deficit            (56,794)                              33,110 (f)     (23,684)
                                 ---------          ---------        -----------     ----------
   TOTAL STOCKHOLDER'S EQUITY      34,706             15,000            33,110          82,816
                                ----------          ---------        -----------     ----------
   TOTAL LIABILITIES AND        $ 233,439             15,000           (74,673)        173,766
    STOCKHOLDER'S EQUITY        ==========          =========        ===========     ==========

(c), (f), (g) and (h) are discussed on pages F-41 and F-42








                                    F-39
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

      Accordingly, the proforma impact on the assets, liabilities and Stockholder's equity of the entities not in reorganization proceedings would have been as indicated below.

                                                Unaudited Adjustments to record
                                                          the impact of...
                                                -------------------------------
                                                                                     Proforma
                                                                 Consummation    November 2, 2002
                                  As of                           of Plan of        Balance Sheet
                                November 2,                     Reorganization    Of Entities Not
                                 2002 as             May         Of Entity In     In Reorganization
                                Included in       2003 Bank     Reorganization       Proceedings
                                  Note 9          Agreement       Proceedings        (unaudited)
                              --------------     ------------   --------------     --------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents    $  17,992          $  31,106 (b)     $(48,098) (c)   $     1,000
Inter-company accounts receivable  11,575                             (11,575) (h)
   Inventories                     51,660                                                 51,660
   All other current assets        28,765                                                 28,765
                                ---------          ----------      -----------     --------------
   TOTAL CURRENT ASSETS           109,992             31,106          (59,673)            81,425
PROPERTY & EQUIPMENT INCLUDING
   PROPERTY UNDER CAPITAL
   LEASES, NET                    102,847                                                102,847
GOODWILL, net                     145,477                                                145,477
DEFERRED INCOME TAXES               4,445                                                  4,445
TRADE NAMES, net                   26,574                                                 26,574
DEFERRED CHARGES AND
  OTHER ASSETS                     17,590              2,566 (d)                          20,156
                                ---------          ----------      -----------     --------------
      TOTAL ASSETS              $ 406,925             33,672          (59,673)           380,924
                                =========          ==========      ===========     ==============
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Revolver borrowings          $  32,000            (11,255)         (20,745) (e)
   Accounts payable                44,387                                                 44,387
   Salaries, wages and benefits
     payable                       10,358                                                 10,358
   Accrued interest                    73                (73)
   Other current liabilities       16,810                                                 16,810
                                ---------           ---------      -----------     --------------
   TOTAL CURRENT LIABILITIES      103,628           ( 11,328)         (20,745)            71,555
NOTES PAYABLE, inter-company      173,533                             (83,533) (h)        90,000
REVOLVER BORROWINGS                                                    20,745  (e)        20,745
TERM LOANS                                            45,000                              45,000
RESERVE FOR SELF-INSURANCE CLAIMS   5,240                                                  5,240
DEFERRED INCOME TAXES              27,176                                                 27,176
OTHER LIABILITIES AND
 DEFERRED CREDITS                  40,817                                                 40,817
                                 ---------          ---------      -----------     --------------
TOTAL LIABILITIES                 350,394              33,672         (83,533)           300,533
                                 ---------          ---------      -----------     --------------
STOCKHOLDER'S EQUITY
   Common stock                         2                                                      2
   Additional paid-in capital     139,216                              23,860  (h)       163,076
   Accumulated deficit            (82,687)                                               (82,687)
                                ----------          ---------      -----------     --------------
                                   56,531                              23,860             80,391
TOTAL LIABILITIES AND           ----------          ---------      -----------     --------------
    STOCKHOLDER'S EQUITY        $ 406,925              33,672         (59,673)          $380,924
                                ==========          =========      ===========     ==============

(b), (c), (d), (e) and (h) are discussed on pages F-41 and F-42



                                    F-40
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

      Explanatory comments to proforma November 2, 2002 balance sheets on pages F-38 to F-40:

 (a) As required by SOP 90-7, the Company did not adopt fresh-start reporting because the holder of the Existing Equity in the Entity In Reorganization Proceedings retained 100% ownership of equity when the entity emerged from bankruptcy.

 (b) Net cash from term loans proceeds.

 (c) Cash consideration paid to prepetition noteholders             $59,464
     Cash for the payment of professional fees associated with
       the Plan                                                       3,634
                                                                    $63,098
     Less cash received from Holder of Existing Equity              (15,000)
                                                                    $48,098

     The $48,098 was provided to the entity in reorganization proceedings by its operating subsidiaries which were not in reorganization.

 (d) Costs associated with the May 2003 Bank Agreement that will be amortized over the 5 year life of the agreement. Costs included the commitment/closing fee, recording fees, title insurance and legal fees.

 (e) To properly classify the revolver debt under the May 2003 Bank Agreement as long-term.

 (f) Liabilities subject to compromise                  $186,208
     Less:
       Total cash paid to prepetition noteholders        (59,464)
       New notes                                         (90,000)
     Gain on early extinguishment of debt                 36,744
     Less payment of professional fees                    (3,634)
                                                        $ 33,110

     The gain is not tax affected as, based on the provisions of the United States Internal Revenue Code and the tax basis of the assets and liabilities after reorganization, the gain is not taxable currently nor will the tax basis of the assets be reduced by it.

 (g) Cash from holders of existing equity  $15,000
     Cash from operating subsidiaries       48,098
                                           $63,098

















                                    F-41
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- SUBSEQUENT EVENTS (continued)

(h)                                 Inter-company                Inter-company
                                     Notes        Investment     Accounts
                                   Receivable/       In          Payable/
                                    Payable      Subsidiaries   Receivable
                                 -------------   ------------ -------------
Balances as of November 2, 2002
  before proforma effect of
  reorganization                 $   173,533     $    56,531  $     11,575

     Effect of reorganization:
      Cash received from operating
         Subsidiaries                   (48,098)

     Offset                             (11,575)                      (11,575)

     Contributed to additional
       paid-in capital of the
       operating subsidiaries           (23,860)        23,860
                                    -------------   ------------- ------------
      Proforma November 2,
        2002 balance                $    90,000     $   80,391    $        0











































                                    F-42



                                                             Schedule I

             NUTRITIONAL SOURCING CORPORATIONN & SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION)
                    Valuation and Qualifying Accounts
         For the 52 weeks ended November 2, 2002, 40 weeks ended
           November 3, 2001 and 52 weeks ended January 27, 2001
                          (Dollars in thousands)


                                    Balance at    Additions                      Balance
                                    Beginning     Charged to                     at End
                                     of Year/     Costs and                      of Year/
          Description                 Period       Expenses    Deductions (1)    Period (2)
-----------------------------      -----------   -----------  ---------------  -----------

Fiscal 2002 (52 Weeks Ended
  November 2, 2002)
Reserves not deducted from assets:
   Reserve for self-
      insurance claims....          $  10,327     $   2,819     $   3,587      $   9,559

40 Weeks Ended November 3, 2001
Reserves not deducted from assets:
   Reserve for self-
      insurance claims....          $  10,980     $   2,896     $   3,549      $  10,327

Fiscal 2001 (52 Weesk Ended
  January 27, 2001)
Reserves not deducted from assets:
   Reserve for self-
      insurance claims....          $  12,091     $   4,233     $   5,344      $  10,980




----------
(1)  Amounts consist primarily of payments on claims.

(2)  Amounts represent both the current and long-term portions.