Form 10-Q
period 2003-02-22
NUTRITIONAL SOURCING CORP
filed 2003-07-31
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

              For the quarterly period ended February 22, 2003

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from               to

                      Commission file number: 33-63372

                          Nutritional Sourcing Corporation
 -----------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
in Rule 12b-2 of the Exchange Act). YES     NO  X

     Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES ___ NO X_

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of July 31, 2003 -- 200.










                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
            February 22, 2003 (Unaudited) and November 2, 2002. . . . .    3-4

Consolidated Statements of Operations (Unaudited) -
            Sixteen weeks ended February 22, 2003
            and February 23, 2002 . . . . . . . . . . . . . . . . . . .      5

Consolidated Statements of Cash Flows (Unaudited)-
            Sixteen weeks ended February 22, 2003
            and February 23, 2002 . . . . . . . . . . . . . . . . . . .      6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . .   7-14

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .  15-21

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     21

ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .     21

                              PART II. OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .     24

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . .  24-26





















                          CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                             (Dollars in thousands)

                                             (Unaudited)
                                             February 22,        November 2,
                                                2003                2002
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   12,545         $   17,992
   Accounts receivable, net of allowance for
    doubtful accounts of $337 at February 22,
    2003 and $321 at November 2, 2002             2,685              3,226
   Inventories                                   49,353             51,660
   Prepaid expenses                               8,221             11,018
   Deferred income taxes                         15,964             15,964
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          88,768             99,860
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,307              6,307
   Buildings and improvements                    44,095             40,092
   Furniture, fixtures and equipment            103,107            101,497
   Leasehold improvements                        44,528             44,511
   Construction in progress                       1,691              5,278
                                              ---------          ---------
                                                199,728            197,685
   Less accumulated depreciation
      and amortization                          110,798            106,558
                                              ---------          ---------
                                                 88,930             91,127
   Property under capital leases, net            11,421             11,720
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 100,351            102,847

GOODWILL                                          5,621            145,477
DEFERRED INCOME TAX                               6,024              6,024
TRADE NAMES                                      26,574             26,574
DEFERRED CHARGES AND OTHER ASSETS                18,205             17,943
                                              ---------          ---------
   TOTAL ASSETS                               $ 245,543          $ 398,725
                                              =========          =========









              The accompanying notes are an integral part of these
                       consolidated financial statements.
                          CONSOLIDATED BALANCE SHEETS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                    (Dollars in thousands, except share data)

                                           (Unaudited)
                                           February 22,        November 2,
                                               2003               2002
                                          -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES
   Accounts payable                        $   43,233         $   44,387
   Accrued expenses                            17,116             16,179
   Salaries, wages and benefits payable         7,794             10,358
   Current obligations under capital leases       671                704
   Current deferred tax liability                 950                950
   Borrowings under revolving credit
      facility                                 20,984             32,000
                                          -----------        -----------
   TOTAL CURRENT LIABILITIES                   90,748            104,578


CAPITAL LEASE OBLIGATIONS, net of
   current portion                             11,408             11,591
RESERVE FOR SELF-INSURANCE CLAIMS               5,174              5,240
DEFERRED INCOME TAXES                          27,176             27,176
OTHER LIABILITIES AND DEFERRED CREDITS         29,716             29,226
                                          -----------        -----------
   LIABILITIES NOT SUBJECT TO COMPROMISE      164,222            177,811
                                          -----------        -----------
LIABILITIES SUBJECT TO COMPROMISE             186,208            186,208
                                          -----------        -----------
   TOTAL LIABILITIES                          350,430            364,019

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, and 7)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                         -                  -
   Additional paid-in capital                  91,500             91,500
   Accumulated deficit                       (196,387)           (56,794)
                                          -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                (104,887)            34,706
                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $  245,543         $  398,725
                                          ===========        ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                              (Dollars in thousands)

                                                        (Unaudited)
                                                      16 weeks ended
                                              -------------------------------
                                               February 22,      February 23,
                                                  2003              2002
                                              -------------     -------------
Net sales                                      $   186,365       $   187,281
Cost of goods sold                                 124,884           125,880
                                              -------------     -------------
  GROSS PROFIT                                      61,481            61,401

OPERATING EXPENSES
Selling, general and administrative expenses        50,952            50,144
Depreciation and amortization                        6,704             8,712
                                              -------------     -------------
  OPERATING PROFIT                                   3,825             2,545

Interest expense on debt (does not include
  contractual interest expense on pre-petition
  debt totaling approximately $5,200 for the
  16 weeks ended February 22, 2003)                 (1,531)           (6,641)
Interest expense on capital lease obligations         (539)             (559)
Interest and investment income, net                    155                65
Reorganization items                                (1,678)                -

                                              -------------     -------------
  INCOME (LOSS) BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE          232            (4,590)

Income tax benefit                                      31                 -
                                              -------------     -------------
  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN
    ACCOUNTING CHANGE                                  263            (4,590)

Cumulative effect of an accounting change         (139,856)                -
                                              -------------     -------------
  NET LOSS                                     $  (139,593)      $    (4,590)
                                              =============     =============












            The accompanying notes are an integral part of these
                     consolidated financial statements.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                            (Dollars in thousands)

                                                                               (Unaudited)
                                                                                       16 weeks ended
                                                                             -------------------------------
                                                                              February 22,      February 23,
                                                                                  2003              2002
                                                                             -------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(139,593)        $  (4,590)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Cumulative effect of an accounting change                       139,856                 -
         Depreciation and amortization of property and equipment           4,596             4,967
         Amortization of intangible and other assets                       2,108             3,745
         Amortization of bond discount                                         -               310
         Benefit for deferred income tax benefit                             (31)                -
         Gain on disposal of property and equipment, net                       -               (21)
         Reorganization items                                              1,678                 -
       Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                              541               764
            Inventories                                                      661              (268)
            Prepaid expenses                                               2,165             2,252
            Other assets                                                    (724)              316
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest       (1,232)           (3,491)
            Salaries, wages and benefits payable                          (2,564)              984
            Other liabilities and deferred credits and
              Reserve for self insurance claims                              424               482
                                                                     -------------     -------------
       Net cash provided by operating activities                           7,885             5,450
                                                                     -------------     -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (2,100)           (1,649)
      Proceeds from disposal of property and equipment                         -                21
                                                                     -------------     -------------
      Net cash used in investing activities                               (2,100)           (1,628)
                                                                     -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving credit facility, net of borrowings           (11,016)                -
     Principal payments on capital lease obligations                        (216)             (185)
                                                                     -------------     -------------
      Net cash used in financing activities                              (11,232)             (185)
                                                                     -------------     -------------
  Net (decrease) increase in cash and cash equivalents                    (5,447)            3,637

  Cash and cash equivalents at beginning of period                        17,992             2,169
                                                                     -------------     -------------
  Cash and cash equivalents at end of period                          $   12,545        $    5,806
                                                                     =============     =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                             $1,110            $9,607
     Income taxes, net of refunds                                           $500                $0






                     The accompanying notes are an integral part of these
                          consolidated financial statements

                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Organization

       Effective July 22, 2002 the registrant changed its name from Pueblo Xtra International, Inc. to Nutritional Sourcing Corporation ("NSC" or "Entity in Reorganization Proceedings"). The consolidated financial statements include the accounts of Nutritional Sourcing Corporation, and its wholly-owned subsidiaries (the "Company").


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

      On January 30, 2003, a new bank lender assumed the existing bank debt and committed to lend the operating subsidiaries additional funds at the time NSC emerged from bankruptcy. The new bank lender also obtained the guarantee of NSC.

      On June 5, 2003, NSC emerged from bankruptcy pursuant to an April 30, 2003 confirmation order from the Court.

      The interim bank agreement, new bank financing and NSC's emergence from bankruptcy, including the settlement of liabilities subject to compromise, are discussed in detail in the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.

      The accompanying consolidated financial statements have been presented in conformity with generally accepted accounting principles in the United States of America, including the provisions of the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90- 7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the debtor.
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS (continued)

      Reorganization items reflected in the Statement of Operations for the fiscal quarter ended February 22, 2003 are composed primarily of professional fees directly related to the bankruptcy case.

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

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 2, 2002. Certain amounts in the prior period have been reclassified to conform to the current period's presentation. With respect to the unaudited financial statements for the 16 weeks ended February 22, 2003 and February 23, 2002, it is the opinion of the management of the Company that such adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the cumulative effect of an accounting change as detailed herein, were of a normal and recurring nature.

      Operating results for the 16 weeks ended February 22, 2003 and February 23, 2002 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the Saturday closest to October 31.


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


NOTE 3 - GOODWILL AND TRADE NAMES

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangibles." This standard requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill and intangible assets deemed to have indefinite lives should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001.
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- GOODWILL AND TRADE NAMES (continued)

      The Company adopted SFAS No. 142 on November 3, 2002. Accordingly, goodwill and trade names will no longer be amortized as a recurring charge to earnings. They will hereafter be tested, at least annually, for impairment. During the prior year (52 weeks ended November 2, 2002), goodwill and trade names generally were amortized over 40 years. Goodwill and trade names amortization expense totaled $1,458 and $267, respectively, for the 16 weeks ended February 23, 2002. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. The Company determined that it has two reporting units as defined in SFAS No. 142, its retail food division and its video rental division. The transitional impairment test was performed at the reporting unit level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its video rental division. Additionally, no impairment was indicated for trade names.

      The fair value of the Company's retail food division was subsequently measured, by the third party evaluator, against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the division's goodwill. As a result of this analysis, the evaluator determined that the retail food division goodwill was entirely impaired. Impairment primarily resulted from its projected cash flows on a discounted basis, rather than on an undiscounted basis, as was the standard under SFAS No. 121, prior to adoption of SFAS No. 142. This loss was recorded as a cumulative effect of an accounting change during the 16 weeks ended February 22, 2003.

      The following table summarizes changes in the Company's goodwill balance during the first quarter of the current fiscal year (16 weeks ended February 22, 2003):
                                        Retail       Video
                                         food        rental     Consol-
                                       division     division    idated
                                      ----------   ----------  ----------
       Balance at November 2, 2002    $ 139,856     $  5,621   $ 145,477
          Cumulative effect of an
            accounting change          (139,856)           -    (139,856)
                                      ----------   ----------  ----------
       Balance at February 22, 2003   $       -     $  5,621   $   5,621
                                      ==========   ==========  ==========












                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- GOODWILL AND TRADE NAMES (continued)

      The following table provides the comparable after-tax effect on net income due to goodwill and trade names no longer being amortized pursuant to SFAS No. 142:


                                             16 weeks ended
                                    -------------------------------
                                     February 22,      February 23,
    2003              2002
                                    -------------     -------------
Reported net loss                   $ (139,593)        $ (4,590)
Add:
      Goodwill amortization                  -            1,458
      Trade names amortization               -              267
                                    -------------     --------------
Adjusted net loss                   $ (139,593)        $ (2,865)
                                    =============     ==============


NOTE 4 -- LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise ("prepetition") refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under NSC's 9.5% senior notes (the "Notes") and 9.5% series C senior notes (the "Series C Senior Notes"), both due 2003 and also includes accrued interest.

      No contractual interest expense has been accrued on prepetition debt since September 4, 2002. The amount of contractual interest expense not accrued during the 16 weeks ended February 22, 2003 was approximately $5,200. For more detail regarding these liabilities subject to compromise and their final resolution, see NOTES 1, 5, 8, 9 and 16 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.

NOTE 5 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division consists of 48 supermarkets, 42 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also operates 42 video tape rental stores, 40 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.









                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 5 -- DISCLOSURE ON OPERATING SEGMENTS (continued)

 Reportable operating segment financial information is as follows (dollars in thousands):

                                 Retail Food           Video Rental             Total

For the 16 Weeks Ended and as of February 22, 2003:

Net sales                         $  172,133        $     14,232          $   186,365
Depreciation and amortization         (4,606)             (2,098)              (6,704)
Operating profit (a)                   1,854               1,971                3,825
Total assets                         225,815              19,728              245,543
Capital expenditures                  (2,077)                (23)              (2,100)
Video tape purchases                     N/A              (1,956)              (1,956)

For the 16 Weeks Ended February 23, 2002:

Net sales                         $  173,551        $     13,730          $   187,281
Depreciation and amortization         (6,583)             (2,129)              (8,712)
Operating profit (a)                     614               1,931                2,545
Capital expenditures                  (1,646)                 (3)              (1,649)
Video tape purchases                     N/A              (1,519)              (1,519)

As of November 2, 2002:

Total assets                      $  378,529        $     20,196          $   398,725

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


NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

      The Company is not aware of any additional significant recent accounting pronouncements since those included in NOTE 1 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.













                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- PROFORMA IMPACT OF EMERGENCE FROM BANKRUPTCY

      As required in Rule 11-01 of Regulation S-X (17 CFR Part 210), the following table provides proforma information as to the impact of both the reorganization and the new Loan and Security Agreement, and Amended and Restated Guarantor General Security Agreement, which the Company's operating subsidiaries entered into on May 23, 2003 (collectively the "May 2003 Bank Agreement") on the Company's consolidated February 22, 2003 balance sheets.

     Had the funding of the May 2003 Bank Agreement and the reorganization of the Company taken place on February 22, 2003 the proforma impact on the consolidated assets, liabilities and stockholder equity of the Company would have been as indicated in the following table. For purposes of the proforma presentation included in the following table the same Additional Cash Consideration has been used as was actually paid out at the time of the reorganization on June 5, 2003. For a more complete discussion of the new bank financing and NSC's emergence from bankruptcy, including the settlement of liabilities subject to compromise, see NOTES 1, 5, 8, 9 and 16 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.






































                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- PROFORMA IMPACT OF EMERGENCE FROM BANKRUPTCY (continued)

                                                Unaudited Adjustments to record
                                                       the impact of... (a)
                                               ---------------------------------
                                                                                    (Unaudited)
                                                                                     Proforma
                              Consolidated                                          Consolidated
                             Balance Sheets          May           Consummation    Balance Sheets
                             as of February       2003 Bank         of Plan of     as of February
                                22, 2003          Agreement       Reorganization      22, 2003
                             --------------     ---------------  ---------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents    $ 12,545         $   36,345 (b)      $(47,890) (c)   $  1,000
   Inventories                    49,353                                               49,353
   Prepaid expenses                8,221                                                8,221
   All other current assets       18,649                                               18,649
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT ASSETS           88,768             36,345           (47,890)         77,223
PROPERTY & EQUIMPMENT INCLUDING
   PROPERTY UNDER CAPITAL
   LEASE, net                    100,351                                              100,351
GOODWILL                           5,621                                                5,621
DEFERRED INCOME TAXES              6,024                                                6,024
TRADE NAMES                       26,574                                               26,574
DEFERRED CHARGES AND
  OTHER ASSETS                    18,205                811 (d)                        19,016
                                ---------          ----------        -----------     ----------
      TOTAL ASSETS              $245,543             37,156           (47,890)        234,809
                                =========          ==========        ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Revolver borrowings          $ 20,984             (7,755)          (13,229) (e)          -
   Accounts Payable               43,233                                               43,233
   Accrued interest                   89                (89)                                -
   Other current Liabilities      26,442                                               26,442
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT LIABILITIES      90,748             (7,844)          (13,229)         69,675
REVOLVER BORROWINGS                                                    13,229  (e)     13,229
TERM LOANS                                           45,000                            45,000
NEW 10.125% SENIOR SECURED NOTES                                       90,000          90,000
CAPITAL LEASE OBLIGATIONS - L/T   11,408                                               11,408
RESERVE FOR SELF-INSURANCE CLAIMS  5,174                                                5,174
DEFERRED INCOME TAXES             27,176                                               27,176
OTHER LIABILITIES AND DEFERRED
   CREDITS                        29,716                                               29,716
                                ---------          ----------        -----------     ----------
TOTAL LIABILITIES NOT
     SUBJECT TO COMPROMISE       164,222             37,156            90,000         291,378
                                ---------          ----------        -----------     ----------
LIABILITIES SUBJECT TO
        COMPROMISE               186,208                             (186,208)              -
                                ---------          ----------        -----------     ----------
   TOTAL LIABILITIES            $350,430             37,156           (96,208)        291,378
                                ---------          ----------        -----------     ----------
STOCKHOLDER'S EQUITY:
   Additional paid-in capital     91,500                               15,000  (c)    106,500
   Accumulated deficit          (196,387)                              33,318  (f)   (163,069)
                                ---------          ----------        -----------     ----------
   TOTAL STOCKHOLDER'S EQUITY   (104,887)                              48,318         (56,569)
                                ----------         ----------        -----------     ----------
TOTAL LIABILITIES AND           $245,543            $37,156          $(47,890)       $234,809
    STOCKHOLDER'S EQUITY        ==========         ==========        ===========     ==========

(a), (b), (c), (d), (e) and (f) are discussed on the following page.


                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- PROFORMA IMPACT OF EMERGENCE FROM BANKRUPTCY (continued)

      Explanatory comments to the February 22, 2003 proforma consolidated balance sheets in the preceding table:

 (a) As required by SOP 90-7, the Company did not adopt fresh-start reporting because the holder of the Existing Equity in the Entity In Reorganization Proceedings retained 100% ownership of equity when the entity emerged from bankruptcy.

 (b) Net cash from term loans proceeds.

 (c) Cash consideration paid to prepetition noteholders             $59,464
     Cash for the payment of professional fees associated with
       the Plan                                                       3,426

                                                                    $62,890
     Less cash received from Holder of Existing Equity              (15,000)
                                                                    $47,890

     The $47,890 was provided to the entity in reorganization proceedings by its operating subsidiaries which were not in reorganization.

 (d) Costs associated with the May 2003 Bank Agreement that will be amortized over the 5 year life of the agreement. Costs included the commitment/closing fee, recording fees, title insurance and legal fees.

 (e) To properly classify the revolver debt under the May 2003 Bank Agreement as long-term.

 (f) Liabilities subject to compromise                  $186,208
     Less:
       Total cash paid to prepetition noteholders        (59,464)
       New notes                                         (90,000)
     Gain on early extinguishment of debt                 36,744
     Less payment of professional fees                    (3,426 )
                                                        $ 33,318

     The gain is not tax affected as, based on the provisions of the United States Internal Revenue Code and the tax basis of the assets and liabilities after reorganization, the gain is not taxable currently nor will the tax basis of the assets be reduced by it.



















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

      On January 30, 2003, a new bank lender assumed the existing bank debt and committed to lend the operating subsidiaries additional funds at the time NSC emerged from bankruptcy. The new bank lender also obtained the guarantee of NSC.

      On June 5, 2003, NSC emerged from bankruptcy pursuant to an April 30, 2003 confirmation order from the Court.

      The impact of the Chapter 11 Case on NSC's operations for the quarter ended February 22, 2003 and its financial condition as of that date are disclosed in the Company's consolidated financial statements and related footnotes included in Item 1 of this Form 10-Q.

      The impact, including new bank debt and issuance of new 10.125% Senior Secured Notes, of the financial restructuring and emergence from proceedings under Chapter 11 of the United States Bankruptcy Code, both of which occurred subsequent to February 22, 2003, are discussed in more detail in NOTE 16 - SUBSEQUENT EVENTS of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.

Overview and Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.












Selected Operating Results

                                            (As a percentage of sales)

<CAPTION)
                                                                 16 WEEKS ENDED
                                                     --------------------------------------
                                                      February 22,            February 23,
                                                          2003                    2002
                                                     --------------          --------------
Gross Profit                                               33.0 %                   32.8%
Selling, General & Administrative Expenses                 27.3                     26.8
EBITDA, as defined (1)                                      5.7                      6.0
Depreciation & Amortization                                 3.6                      4.6
Operating Profit                                            2.1                      1.4
Reorganization items                                        1.0                        -
Income (Loss) before income taxes and cumulative
  effect of an accounting change                            0.1                     (2.5)
Income (Loss) before cumulative effect of an
  accounting change                                         0.1                     (2.5)
Net loss                                                  (74.9)                    (2.5)

----------
 (1) EBITDA, as defined, is earnings before interest expense-net, income taxes, depreciation, and amortization, reorganization items, and the cumulative effect of an accounting change. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only. The reconciliation of EBITDA, as defined, to Operating Profit may be found on Page 19.

Results of Operations

     As of February 22, 2003, the Company operated a total of 48 supermarkets and 42 video rental locations in Puerto Rico and the U. S. Virgin Islands.
 On November 20, 2002, the Company opened one supermarket and one video rental store in the Isla Verde section of Carolina, Puerto Rico. The history of store openings and closings from February 23, 2002 through the end of the first quarter of the current year on February 22, 2003, as well as the store composition, is set forth in the following tables:


Stores in Operation:
  At February 23, 2002  . . . . . . . . . . .         88
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          1
     Video tape rental stores  . . . . . . .          1

 Stores closed:
     Supermarket . . . . . . . . . . . . . .          -
     Video tape rental stores  . . . . . . .          -
                                                   -------
  At February 22, 2003 . . . . . . . . . . .         90
                                                   =======

 Remodels  . . . . . . . . . . . . . . . . .          1
                                                   =======






                                                  February 22,         February 23,
                                                       2003                 2002
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 48                   47
        Video tape rental stores . . . . . .                 42                   41
                                                        -------              -------
  Total                                                      90                   88
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 82                   80
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      90                   88
                                                        =======              =======


The following is the summary of total and comparable store sales:

                                           Percentage (decrease) increase in sales
                                          for the 16 weeks ended February 22, 2003, as
                                        compared to the 16 weeks ended February 23, 2002
                                        ------------------------------------------------
Total Sales                                                (0.5)%
                                                          =======
Comparable Stores:

   Retail Food Division                                    (3.3)%
                                                          =======
   Video Tape Rental Division                               2.3 %
                                                          =======

      Total Comparable Store Sales                         (2.9)%
                                                          =======

     Total sales for the first quarter (16 weeks) ended February 22, 2003 were $186.4 million, versus $187.3 million for the 16 comparable weeks ended February 23, 2002, a decrease of 0.5%; and same store sales decreased by 2.9%. For the 16 weeks ended February 22, 2003, same store sales were $180.5 million versus $185.8 million for the 16 comparable weeks ended February 23, 2002. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division decreased 3.3% from the 16 comparable weeks ended February 23, 2002. The principal factors contributing to the decrease in same stores sales in the Retail Food Division are continued growth in competition and a softening of the economy, in Puerto Rico and the U. S. Virgin Islands. Video Rental Division same store sales increased 2.3% for the 16 weeks as compared to the same periods in the prior year due to an increase in the number of new releases and in customer response to new releases for both rental and sell-through videos.

     Gross profit increased for the quarter (16 weeks) ended February 22, 2003 by $0.1 million to $61.5 million from $61.4 million for the comparable period of the prior year (16 weeks) ended February 23, 2002. The rate of gross profit (as a percentage of sales), for the quarter (16 weeks) ended February 22, 2003 was 33.0% compared to 32.8% for the comparable period of the prior year (16 weeks) ended February 23, 2002, an increase of 0.2%. The increase, over the prior year, in video rental division sales, which have a higher rate of gross margin than the retail food division sales, was the primary reason for the improvement in the consolidated gross profit and the consolidated rate of gross profit between the comparable periods.

     Selling, general and administrative expenses were $51.0 million for the quarter (16 weeks) ended February 22, 2003 compared to $50.1 million for the comparable period of the prior year (16 weeks) ended February 23, 2002, an increase of $0.9 million. This $0.9 million increase is primarily the result of the new supermarket and new video rental store that opened during the quarter and increased energy cost for all stores.

     Depreciation and amortization was $6.7 million for the quarter (16 weeks) ended February 22, 2003 compared to $8.7 million for the comparable period of the prior year, a decrease of $2.0 million. This decrease was primarily a result of discontinuing amortization of goodwill and trade names as of November 3, 2002 (see NOTE 3 - GOODWILL AND TRADE NAMES included in the notes to the Company's consolidated financial statements in Item 1 of this Form 10-Q).

      Interest expense, net of interest income, decreased by $5.2 million between the 16 weeks ended February 22, 2003 and the comparable period of the prior year primarily as a result of the Company discontinuing to record interest expense on the Notes and Series C Senior Notes as of the date of the voluntary petition for Chapter 11 (see NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE in the notes to the Company's consolidated financial statements in
 Item 1 of this Form 10-Q).

     Reorganization items during the quarter (16 weeks) ended February 22, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's noteholders on matters pertaining to NSC's Chapter 11 proceedings.

     The effective tax rate for the 16 weeks ended February 22, 2003 was 13.4% compared to 0.0% for the comparable 16 weeks ended February 23, 2002. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income (Loss) Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes and pretax income for income tax return reporting purposes to Income
 (Loss) Before Income Taxes and Cumulative Effect of an Accounting Change.

     The Company recorded net income for the quarter (16 weeks) ended February 22, 2003 of $0.2 million, before the cumulative effect of an accounting change, a $4.8 million improvement from the net loss, before the cumulative effect of an accounting change, of $4.6 million for the 16 comparable weeks ended February 23, 2002. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS discuss the reasons for the variance.

     EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, reorganization items, and a cumulative effect of an accounting change) was $10.5 million for the quarter (16 weeks) ended February 22, 2003, versus $11.3 million for the comparable 16 weeks ended February 23, 2002, a decrease of $0.8 million. The decrease is primarily due to the increase in selling, general, and administrative expenses, as detailed above. Included below is a reconciliation of Operating profit (loss) to EBITDA (dollars in thousands):







                                           For the 16 weeks ended
                                        ----------------------------
                                         February 22,   February 23,
                                             2003           2002
                                        -------------  -------------
 Operating profit (loss)                    $ 3,825        $ 2,545
 Add:
  Depreciation and amortization               6,704          8,712
                                        -------------  -------------
 EBITDA (as defined)                        $10,529        $11,257
                                        =============  =============


Liquidity and Capital Resources

      The Company's financial restructuring and proceedings under Chapter 11 of the United States Bankruptcy Code are discussed in NOTE 1 of the notes to the Company's consolidated financial statements included in Item 1 of this Form 10-Q.

      Historically Company operations, along with its available credit facility, have provided adequate liquidity for the Company's operational needs.

      As to cash provided or used during the quarter (16 weeks) ended February 22, 2003, the following pertains:

      As of February 22, 2003, the Company had borrowings of $21.0 million under the Extension and Modification Agreement with the 2003 Bank Lender (see
 NOTE 16 - SUBSEQUENT EVENTS of the notes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003). Per the terms of the Extension and Modification Agreement the 2003 Bank Lender committed to lend the operating subsidiaries up to $35.0 million. After giving effect to outstanding standby letters of credit in the amount of $3.9 million, as of February 22, 2003, the borrowing availability on a revolving basis under the terms of the Extension and Modification Agreement was $10.1 million as of February 22, 2003.

     Net cash provided by operating activities for the 16 weeks ended February 22, 2003 was $7.9 million versus $5.5 million for the comparable period of the prior year. The improvement is a result of a decrease in cash used for components of working capital including the impact of making the $8.4 million interest payment on the Notes and Series C Senior Notes on February 1, 2002 of the prior year.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $2.1 million for the 16 weeks ended February 22, 2003 versus $1.6 million for the comparable period of the prior year.

     Net cash used in financing activities was $11.2 million for the 16 weeks ended February 22, 2003 versus $0.2 million for the 16 weeks ended February 23, 2002. The increase was a result of the pay down of the revolving credit facility under the terms of the Extension and Modification Agreement with the 2003 Bank Lender.

      On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and the Company entered into an Amended and Restated Guarantor General Security Agreement (collectively the "May 2003 Bank Agreement") with the lender thereunder (the "2003 Bank Lender"). The initial term of the May 2003 Bank Agreement expires June 22, 2008 and will
 continue on a year-to-year basis unless sooner terminated.   The borrowers
 granted the 2003 Bank Lender a security interest in all assets, tangible and intangible, owned or hereafter acquired or existing as collateral. In addition, the May 2003 Bank Agreement is collateralized by a pledge of the capital stock of, and inter-company notes issued by the Company's operating subsidiaries.

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

      The May 2003 Bank Agreement provides both a revolving loan (with amounts available based on a borrowing base formula, not to exceed, except in the lender's discretion, $35 million outstanding) and term loans facilities for various specified purposes and in certain specified amounts, aggregating $45 million in outstandings.

      Funding took place on June 5, 2003 at which time the existing bank debt for borrowed money outstanding was repaid in full and the 2003 Bank Lender lent the operating subsidiaries a total of approximately $57.4 million, $12.4 million of which was borrowed under the revolving credit facility. See
 NOTE 16 - SUBSEQUENT EVENTS of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003. After giving effect to the funding on June 5, 2003 and the issuance of standby letters of credit in the amount of $3.9 million, availability under the revolving credit facility under the May 2003 Bank Agreement was $8.4 million.


    Working capital increased during the first quarter by $2.7 million to $(2.0) million as of February 22, 2003 from $(4.7) million as of November 2, 2002 producing a current ratio of 0.98:1 as of February 22, 2003 versus 0.95:1 as of November 2, 2002. The increase in working capital is primarily a result of a decrease in cash used for certain components of working capital.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $500,000 for eight of its locations and $250,000 for all other locations. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of February 22, 2003 and is anticipated to be funded with cash provided by operating activities.


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

Critical Accounting Policies

     The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the 52 weeks ended November 2, 2002 filed on July 28, 2003.

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


ITEM 4.    CONTROLS AND PROCEDURES

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


      Reemergence from Bankruptcy

      As discussed in greater detail in Financial Restructuring and Proceedings Under Chapter 11 of the United States Bankruptcy Code and in NOTE 16 - SUBSEQUENT EVENTS - in the notes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003, the Company recently emerged from bankruptcy and has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur substantial additional indebtedness in the future, including indebtedness that would be secured by its assets. If the Company increases its indebtedness, the related risks that it now faces could intensify. For example, it could:

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

      Company is Highly Leveraged

      The Company's ability to satisfy its indebtedness obligations will depend on its financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to economic, industry and market conditions and to risks related to its business and other factors beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations or that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. Further, as NSC is a holding company, indebtedness at the NSC level is effectively subordinated to indebtedness and other obligations at the operating subsidiary level. See
 Item 7 MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and NOTE 16 - SUBSEQUENT EVENTS - to the consolidated financial statements included in Item 15 of the Company's Form 10-K filed on July 28, 2003.

      Market Risk

      In addition to the foregoing, the market price of the Company's debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to the Company's debt securities by third parties and perceptions regarding its ability to pay its obligations on its debt securities.





                          PART II.     OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

      For a more detailed discussion of the default on the Notes and Series C Senior Notes and the eventual resolution and replacement thereof, see NOTES 1, 5, 8, 9, and 16 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibits incorporated by reference:

                  2.1 TERMS OF PROPOSED RESTRUCTURING (INCORPORATED BY REFERENCE TO EXHIBIT 99.1 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 22,
                                2003).

                  2.2 STATEMENT OF FINANCIAL AFFAIRS (INCORPORATED BY REFERENCE TO EXHIBIT 99.2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 22,
                                2003).

                  2.3 AMENDED SUMMARY OF SCHEDULES (INCORPORATED BY REFERENCE TO EXHIBIT 99.3 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 22,
                                2003).

                  2.4 DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.1 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                2003).

                  2.5 APPENDIX A TO DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  2.6 APPENDIX B TO DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.3 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  2.7 APPENDIX C TO DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.4 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  2.8 APPENDIX F TO DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.7 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  2.9 APPENDIX G TO DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.8 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  2.10 APPENDIX H TO DISCLOSURE STATEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.9 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

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

                  10.43 GUARANTEE AGREEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.11 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  10.44 EXTENSION AND MODIFICATION AND SECURITY AGREEMENT WITH WESTERNBANK OF PURTO RICO (INCORPORATED BY REFERENCE TO EXHIBIT 99.10 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18, 2003).

                  10.45 AMENDMENT NO. 1 TO LLC AGREEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.12 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                2003).

                  10.46 SUBORDINATION AGREEMENT (INCORPORATED BY REFERENCE TO EXHIBIT 99.13 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                2003).

                  Exhibits attached to this Form 10-Q:

                  99.1 CEO CERTIFICATION PURSUANT TO SECTION 906 OF OF THE SARBANES-OXLEY ACT OF 2002

                  99.2 CFO CERTIFICATION PURSUANT TO SECTION 906 OF OF THE SARBANES-OXLEY ACT OF 2002


         (b) Reports on Form 8-K: The Company filed the following Current Reports on Form 8-K with the SEC during the 16 weeks ended February 22, 2003

                  1. December 26, 2002 - Initial Monthly Operating Report and Monthly Operating Reports for the periods from September 4, 2002 to October 5, 2002 and October 6, 2002 to November 2, 2002 (subsequently amended, to correct a transmission error). The amended 8-K was filed on January 7, 2003.

                  2. January 16, 2003 - Monthly Operating Report for the periods from November 3, 2002 to November 30, 2002.

                  3. January 22, 2003 - to report that on January 17, 2003, the Company filed a motion for an order extending its exclusive periods to file a Plan of Reorganization and solicit acceptances thereof and the Company filed an emergency motion for an order authorizing the Court to approve the Company's Extension and Modification and Security Agreement with the 2003 Bank Lender. Additionally, the Company announced that it had reached an agreement with the Official Committee of Unsecured Creditors and its equityholders on the principal terms of a comprehensive financial restructuring as part of a Plan of Reorganization. The Company also announced that it would not timely file its Form 10-K for the fiscal year ended November 2, 2002.

                  4. February 11, 2003 - Monthly Operating Report for the periods from December 1, 2002 to December 28, 2002.

                  5. February 18, 2003 - to report than on January 31, 2003, the Company filed a Disclosure Statement and a motion for an order to approve such Disclosure Statement and set a date for confirmation of a Plan of Reorganization. Also, on January 30, 2003, the Company, as guarantor, and its subsidiaries entered into an Extension and Modification and Security Agreement with Westernbank of Puerto Rico.

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUTRITIONAL SOURCING CORPORATION


Dated:  July 31, 2003            /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer


























                               NUTRITIONAL SOURCING CORPORATION
                           Certificates pursuant to Section 302 of
                               the Sarbanes-Oxley Act of 2002

I, William T. Keon III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nutritional Sourcing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: _July 31, 2003____
/s/ William T. Keon III_
William T, Keon III
Chief Executive Officer
I, Daniel J. O'Leary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nutritional Sourcing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: __July 31, 2003___


/s/ Daniel J. O'Leary
Daniel J. O'Leary
Chief Financial Officer