Form 10-Q
period 2003-05-17
NUTRITIONAL SOURCING CORP
filed 2003-07-31
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended May 17, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days. YES     NO X_

     Indicate by check mark whether the registrant is an accelerated filer (as
 in Rule 12b-2 of the Exchange Act). YES     NO  X_

     Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES ___ NO X_

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of July 31, 2003 -- 200.










                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets -
            May 17, 2003 (Unaudited) and November 2, 2002. . . . . . . .   3-4

Consolidated Statements of Operations (Unaudited) -
            Twelve and twenty-eight weeks ended May 17, 2003
            and May 18, 2002 . . . . . . . . . . . . . . . . . . . . . .     5

Consolidated Statements of Cash Flows (Unaudited)-
            Twenty-eight weeks ended May 17, 2003
            and May 18, 2002 . . . . . . . . . . . . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  7-14

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 15-21

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .    22

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    22

                              PART II. OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .    25

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .    25





















                           CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                             (Dollars in thousands)


                                             (Unaudited)
                                               May 17,          November 2,
                                                2003                2002
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $   12,881         $   17,992
   Accounts receivable, net of allowance for
    doubtful accounts of $350 at May 17,
    2003 and $321 at November 2, 2002             3,064              3,226
   Inventories                                   49,808             51,660
   Prepaid expenses                              12,137             11,018
   Deferred income taxes                         15,964             15,964
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          93,854             99,860
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,307              6,307
   Buildings and improvements                    44,879             40,092
   Furniture, fixtures and equipment            101,780            101,497
   Leasehold improvements                        43,821             44,511
   Construction in progress                       1,066              5,278
                                              ---------          ---------
                                                197,853            197,685
   Less accumulated depreciation
      and amortization                          111,523            106,558
                                              ---------          ---------
                                                 86,330             91,127
   Property under capital leases, net            11,174             11,720
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                  97,504            102,847

GOODWILL                                          5,621            145,477
DEFERRED INCOME TAX                               6,024              6,024
TRADE NAMES                                      26,574             26,574
DEFERRED CHARGES AND OTHER ASSETS                17,510             17,943
                                              ---------          ---------
   TOTAL ASSETS                               $ 247,087          $ 398,725
                                              =========          =========







              The accompanying notes are an integral part of these
                       consolidated financial statements.
                           CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                             (Dollars in thousands)

                                               (Unaudited)
                                                  May 17,          November 2,
                                                   2003               2002
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES
   Revolving credit facility                   $   22,540         $   32,000
   Accounts payable                                45,869             44,387
   Accrued expenses                                17,194             16,179
   Salaries, wages and benefits payable             7,901             10,358
   Current obligations under capital leases           646                704
   Current deferred tax liability                     950                950
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                       95,100            104,578

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 11,273             11,591
RESERVE FOR SELF-INSURANCE CLAIMS                   5,154              5,240
DEFERRED INCOME TAXES                              27,176             27,176
OTHER LIABILITIES AND DEFERRED CREDITS             29,580             29,226
                                               -----------        -----------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE    168,283            177,811
                                               -----------        -----------
LIABILITIES SUBJECT TO COMPROMISE                 186,208            186,208
                                               -----------        -----------
   TOTAL LIABILITIES                              354,491            364,019

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, and 7)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                      91,500             91,500
   Accumulated deficit                           (198,904)           (56,794)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                    (107,404)            34,706
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  247,087         $  398,725
                                               ===========        ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                              (Dollars in thousands)


                                                   (Unaudited)                  (Unaudited)
                                                 12 weeks ended               28 weeks ended
                                             ------------------------     -----------------------
                                                May 17,     May 18,         May 17,      May 18,
                                                 2003        2002            2003         2002
                                             -----------   ----------     -----------  ----------
Net sales                                      $133,992      $136,189        $320,357   $323,470
Cost of goods sold                               92,298        90,957         217,182    216,837
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  41,694        45,232         103,175    106,633

OPERATING EXPENSES
Selling, general and administrative expenses     36,499        35,783          87,451     85,927
Store closings:
  Exit cost                                         382             -             382          -
  Write down of impaired assets                     166             -             166          -
Depreciation and amortization                     4,807         6,227          11,511     14,939
                                             -----------   -----------     -----------  ---------
   OPERATING (LOSS) PROFIT                         (160)        3,222           3,665      5,767

Interest expense on debt (does not include
  contractual interest expense on pre-petition
  debt totaling approximately $3,900 and
  $9,100 for the 12 and 28 weeks ended
  May 17, 2003, respectively)                      (725)       (5,079)         (2,256)   (11,720)
Interest expense on capital lease obligations      (404)         (421)           (943)      (980)
Interest and investment income, net                  61            37             216        102
Reorganization items                               (992)            -          (2,670)         -
                                             -----------   -----------     -----------  ---------
   LOSS BEFORE INCOME TAXES & CUMULATIVE
     EFFECT OF AN ACCOUNTING CHANGE              (2,220)       (2,241)         (1,988)    (6,831)

Income tax expense                                 (297)            -            (266)         -
                                             -----------   -----------     -----------  ---------
   LOSS BEFORE CUMULATIVE EFFECT OF AN
     ACCOUNTING CHANGE                           (2,517)       (2,241)         (2,254)    (6,831)

Cumulative effect of an accounting change             -             -        (139,856)         -
                                             -----------   -----------     -----------  ---------
   NET LOSS                                     $(2,517)      $(2,241)      $(142,110)   $(6,831)
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

                                                                               (Unaudited)
                                                                                       28 weeks ended
                                                                            ---------------------------------
                                                                                May 17,             May 18,
                                                                                 2003                2002
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(142,110)          $(6,831)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Cumulative effect of an accounting change                       139,856                 -
         Depreciation and amortization of property and equipment           7,979             8,531
         Amortization of intangibles, other assets and inventories         3,532             6,408
         Write down of impaired assets on store closings                     166                 -
         Accrual for exit costs on store closing                             382                 -
         Amortization of bond discount                                         -               553
         Reorganization items                                              2,670                 -
         Benefit for deferred income taxes                                   266                 -
         Gain on disposal of property and equipment, net                      (2)              (37)
         Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                              162               913
            Inventories                                                     (872)             (584)
            Prepaid expenses                                              (2,228)           (5,012)
            Other assets                                                    (375)              778
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest          288              (149)
            Salaries, wages and benefits payable                          (2,457)              347
            Other liabilities and deferred credits and reserve for
             self-insurance claims                                           268               664
                                                                     ---------------   --------------
       Net cash provided by operating activities                           7,525             5,581
                                                                     ---------------   --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (2,801)           (3,068)
      Proceeds from disposal of property and equipment                         1                37
                                                                     ---------------   --------------
      Net cash used in investing activities                               (2,800)           (3,031)
                                                                     ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving credit facility, net of borrowings            (9,460)                -
     Principal payments on capital lease obligations                        (376)             (334)
                                                                     ---------------   --------------
      Net cash used in financing activities                               (9,836)             (334)
                                                                     ---------------   --------------
  Net (decrease) increase in cash and cash equivalents                    (5,111)            2,216

  Cash and cash equivalents at beginning of period                        17,992             2,169
                                                                     ---------------   --------------
  Cash and cash equivalents at end of period                             $12,881            $4,385
                                                                     ===============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $ 1,977           $10,503
     Income taxes paid (refunded), net                                   $   535           $  (597)





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

                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS (continued)

      Reorganization items reflected in the Statement of Operations for 12 and 28 weeks ended May 17, 2003 are composed primarily of professional fees directly related to the bankruptcy case.

      The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. Intercompany accounts and transactions are eliminated in consolidation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 2, 2002. Certain amounts in the prior period have been reclassified to conform to the current period's presentation. With respect to the unaudited financial statements for the 12 and 28 weeks ended May 17, 2003 and May 18, 2002, it is the opinion of the management of the Company that such adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the cumulative effect of an accounting change as detailed herein, were of a normal and recurring nature.

      Operating results for the 12 and 28 weeks ended May 17, 2003 and May 18, 2002 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the Saturday closest to October 31.


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

                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- GOODWILL AND TRADE NAMES (continued)

      The Company adopted SFAS No. 142 on November 3, 2002. Accordingly, goodwill and trade names will no longer be amortized as a recurring charge to earnings. They will hereafter be tested, at least annually, for impairment. During the prior year (52 weeks ended November 2, 2002), goodwill and trade names generally were amortized over 40 years. Goodwill amortization expense totaled $1,094 and $2,552 for the 12 and 28 weeks ended May 18, 2002, respectively. Trade names amortization expense totaled $200 and $467 for the 12 and 28 weeks ended May 18, 2002, respectively. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. The Company determined that it has two reporting units as defined in SFAS No. 142, its retail food division and its video rental division. The transitional impairment test was performed at the reporting unit level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its video rental division. Additionally, no impairment was indicated for trade names.

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

      The following table summarizes changes in the Company's goodwill balance during the 28 weeks ended May 17, 2003):


                                        Retail       Video
                                         food        rental     Consol-
                                       division     division    idated
                                      ----------   ----------  ----------
       Balance at November 2, 2002    $ 139,856     $  5,621   $ 145,477
          Cumulative effect of an
            accounting change          (139,856)           -    (139,856)
                                      ----------   ----------  ----------
       Balance at May 17, 2003        $       -     $  5,621   $   5,621
                                      ==========   ==========  ==========










                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- GOODWILL AND TRADE NAMES (continued)

      The following table provides the comparable after-tax effect on net income due to goodwill and trade names no longer being amortized pursuant to SFAS No. 142:

                                        12 weeks ended             28 weeks ended
                                    -----------------------    -----------------------
                                     May 17,      May 18,        May 17,      May 18,
                                      2003         2002           2003         2002
                                    ----------   ----------    ----------   ----------
Reported net loss                   $ (2,517)     $ (2,241)    $(142,110)    $ (6,831)
Add:
      Goodwill amortization                -         1,094             -        2,552
      Trade names amortization             -           200             -          467
                                    ----------   ----------    ----------   ----------
Adjusted net loss                   $ (2,517)     $   (947)    $(142,110)    $ (3,812)
                                    ==========   ==========    ==========   ==========


NOTE 4 -- LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise ("prepetition") refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under NSC's 9.5% senior notes (the "Notes") and 9.5% series C senior notes (the "Series C Senior Notes"), both due 2003 and also includes accrued interest.

     No contractual interest expense has been accrued on prepetition debt since September 4, 2002. The amount of contractual interest expense not accrued during the 12 and 28 weeks ended May 17, 2003 was approximately $3,900 and 9,100, respectively. For more detail regarding these liabilities subject to compromise and their final resolution, see NOTES 1, 5, 8, 9 and 16 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.


NOTE 5 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and video tape rentals and sales. The Company's retail food division, with headquarters in Puerto Rico, consists of 48 supermarkets, 42 of which are in Puerto Rico and 6 of which are in the U.S. Virgin Islands. The Company also operates 42 video tape rental stores, 40 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the video tape rental stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Administrative headquarters are in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.








                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 5 -- DISCLOSURE ON OPERATING SEGMENTS (continued)

      Reportable operating segment financial information is as follows (dollars in thousands):


                                 Retail Food           Video Rental             Total

For the 28 Weeks Ended and as of May 17, 2003:

Net sales                         $  297,265        $     23,093          $   320,357
Depreciation and amortization         (8,008)             (3,503)             (11,511)
Loss on store closing (b)                548                   -                  548
Operating profit (a)                     608               3,057                3,665
Total assets                         226,350              20,737              247,087
Capital expenditures                  (2,731)                (70)              (2,801)
Video tape purchases                     N/A              (2,884)              (2,884)

For the 28 Weeks Ended May 18, 2002:

Net sales                         $  301,153        $     22,317          $   323,470
Depreciation and amortization        (11,368)             (3,571)             (14,939)
Operating (loss) profit (a)            2,518               3,249                5,767
Capital expenditures                  (3,052)                (16)              (3,068)
Video tape purchases                     N/A              (2,976)              (2,976)

As of November 2, 2002:

Total assets                      $  378,529        $     20,196          $   398,725


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

 (b) The 12 and 28 weeks ended May 17, 2003 include a $0.6 million loss (before income taxes) for the estimated exit costs of a store that is being closed and the write down of related assets. The estimated exit costs of this store was $0.4 million (before income taxes) while the write down of related assets totaled $0.2 million (before income taxes).


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




                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- PROFORMA IMPACT OF EMERGENCE FROM BANKRUPTCY

      As required in Rule 11-01 of Regulation S-X (17 CFR Part 210), the following table provides proforma information as to the impact of both the reorganization and the new Loan and Security Agreement, and Amended and Restated Guarantor General Security Agreement, which the Company's operating subsidiaries entered into on May 23, 2003 (collectively the "May 2003 Bank Agreement") on the Company's consolidated May 17, 2003 balance sheets.

     Had the funding of the May 2003 Bank Agreement and the reorganization of the Company taken place on May 17, 2003 the proforma impact on the consolidated assets, liabilities and stockholder equity of the Company would have been as indicated in the following table. For purposes of the proforma presentation included in the following table the same Additional Cash Consideration has been used as was actually paid out at the time of the reorganization on June 5, 2003. For a more complete discussion of the new bank financing and NSC's emergence from bankruptcy, including the settlement of liabilities subject to compromise, see NOTES 1, 5, 8, 9 and 16 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.






































                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- PROFORMA IMPACT OF EMERGENCE FROM BANKRUPTCY (continued)

                                                Unaudited Adjustments to record
  						            the impact of... (a)
                                               ---------------------------------
                                                                                    (Unaudited)
				         	                                         Proforma
				Consolidated                                          Consolidated
                             Balance Sheets          May          Consummation     Balance Sheets
                              as of May 17         2003 Bank       of Plan of       as of May 17
				   2003              Agreement      Reorganization       2003
                             --------------     ---------------  ---------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents    $ 12,881         $   35,478 (b)      $(47,359) (c)   $  1,000
   Inventories                    49,808                                               49,808
   Prepaid expenses               12,137                                               12,137
   All other current assets       19,028                                               19,028
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT ASSETS           93,854             35,478           (47,359)         81,973
PROPERTY & EQUIMPMENT INCLUDING
   PROPERTY UNDER CAPITAL
   LEASE, net                     97,504                                               97,504
GOODWILL                           5,621					             5,621
DEFERRED INCOME TAXES              6,024                                                6,024
TRADE NAMES                       26,574                                               26,574
DEFERRED CHARGES AND
  OTHER ASSETS                    17,510                811 (d)                        18,321

                                ---------          ----------        -----------     ----------
      TOTAL ASSETS              $247,087             36,289           (47,359)        236,017
                                =========          ==========        ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Revolver borrowings          $ 22,540             (8,639)          (13,901) (e)          -
   Accounts Payable               45,869                                               45,869
   Accrued interest                   72                (72) 		                 -
   Other current Liabilities      26,619   					            26,619
                                ---------          ----------        -----------     ----------
   TOTAL CURRENT LIABILITIES      95,100             (8,711)          (13,901)         72,488
REVOLVER BORROWINGS                                                    13,901  (e)     13,901
TERM LOANS                                           45,000	                           45,000
NEW 10.125% SENIOR SECURED NOTES                                       90,000          90,000
CAPITAL LEASE OBLIGATIONS - L/T   11,273                                               11,273
RESERVE FOR SELF-INSURANCE CLAIMS  5,154                                                5,154
DEFERRED INCOME TAXES             27,176                                               27,176
OTHER LIABILITIES AND DEFERRED
   CREDITS                        29,580                                               29,580
				  ---------          ----------        -----------     ----------
TOTAL LIABILITIES NOT
     SUBJECT TO COMPROMISE       168,283             36,289            90,000         294,572
                                ---------          ----------        -----------     ----------
LIABILITIES SUBJECT TO
        COMPROMISE               186,208                             (186,208)              -
                                ---------          ----------        -----------     ----------
   TOTAL LIABILITIES            $354,491             36,289           (96,208)        294,572
                                ---------          ----------        -----------     ----------
STOCKHOLDER'S EQUITY:
   Additional paid-in capital     91,500                               15,000  (c)    106,500
   Accumulated deficit          (198,904)                              33,849  (f)   (165,055)
                                ---------          ----------        -----------     ----------
   TOTAL STOCKHOLDER'S EQUITY   (107,404)                              48,849         (58,555)
                                ----------         ----------        -----------     ----------
TOTAL LIABILITIES AND           $247,087            $36,289          $(47,359)       $236,017
    STOCKHOLDER'S EQUITY        ==========         ==========        ===========     ==========

(a), (b), (c), (d), (e) and (f) are discussed on the following page.

                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- PROFORMA IMPACT OF EMERGENCE FROM BANKRUPTCY (continued)

      Explanatory comments to the May 17, 2003 proforma consolidated balance sheets in the preceding table:

 (a) As required by SOP 90-7, the Company did not adopt fresh-start reporting because the holder of the Existing Equity in the Entity In Reorganization Proceedings retained 100% ownership of equity when the entity emerged from bankruptcy.

 (b) Net cash from term loans proceeds.

 (c) Cash consideration paid to prepetition noteholders             $59,464
     Cash for the payment of professional fees associated with
       the Plan                                                       2,895
   	                                                              $62,359
     Less cash received from Holder of Existing Equity              (15,000)
 	                                                              $47,359

     The $47,359 was provided to the entity in reorganization proceedings by its operating subsidiaries which were not in reorganization.

 (d) Costs associated with the May 2003 Bank Agreement that will be amortized over the 5 year life of the agreement. Costs included the commitment/closing fee, recording fees, title insurance and legal fees.

 (e) To properly classify the revolver debt under the May 2003 Bank Agreement as long-term.

 (f) Liabilities subject to compromise                  $186,208
     Less:
       Total cash paid to prepetition noteholders        (59,464)
       New notes                                         (90,000)
     Gain on early extinguishment of debt                 36,744
     Less payment of professional fees                    (2,895)
					                          $ 33,849

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

      The impact of the Chapter 11 Case on NSC's operations for the 12 and 28 weeks ended May 17, 2003 and its financial condition as of that date are disclosed in the Company's consolidated financial statements and related footnotes included in Item 1 of this Form 10-Q.

      The impact, including new bank debt and issuance of new 10.125% Senior Secured Notes, of the financial restructuring and emergence from proceedings under Chapter 11 of the United States Bankruptcy Code, both of which occurred subsequent to May 17, 2003, are discussed in more detail in NOTE 16 - SUBSEQUENT EVENTS of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.

Overview and Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.













Selected Operating Results
                                            (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               28 WEEKS ENDED
                                      -------------------------    -------------------------
                                         May 17,      May 18,          May 17,      May 18,
                                          2003         2002             2003         2002
                                      ------------  -----------    -------------  ----------
Gross profit                              31.1%         33.2%         32.2%          33.0%
Selling, general &
  administrative expenses                 27.2          26.3          27.3           26.6
Store closing - exit costs (2)             0.3             -           0.1              -
EBITDA, as defined (1)                     3.6           6.9           4.8            6.4
Write down of impaired assets  (2)         0.1             -           0.1              -
Depreciation & amortization                3.6           4.5           3.6            4.6
Operating profit (loss)                   (0.1)          2.4           1.1            1.8
Reorganization items                      (0.7)            -          (0.8)             -
Loss before income taxes and cumulative
  effect of an accounting change          (1.7)         (1.6)         (0.6)          (2.1)
Loss before cumulative effect of an
  Accounting change                       (1.9)         (1.6)         (0.7)          (2.1)
Net Loss                                  (1.9)         (1.6)        (44.4)          (2.1)


 (1) EBITDA, as defined, is earnings before interest expense-net, income taxes, depreciation, and amortization, the write down of impaired Assets, reorganization items, and the cumulative effect of an accounting change. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only. The reconciliation of EBITDA, as defined, to Operating profit may be found on Page 19.



 (2) The 12 and 28 weeks ended May 17, 2003 include a $0.4 million loss (before income taxes) for the estimated exit costs of a store that is being closed and a $0.2 million loss (before income taxes) for the write down of related assets.


Results of Operations

     As of May 17, 2003, the Company operated a total of 48 supermarkets and 42 video rental locations in Puerto Rico and the U.S. Virgin Islands.
 On November 20, 2002, the Company opened one supermarket and one video rental store in the Isla Verde section of Carolina, Puerto Rico. The history of store openings and closings from May 18, 2002 through the end of the second quarter of the current year on May 17, 2003, as well as the store composition, is set forth in the following tables:












Stores in Operation:
  At May 18, 2002. . . .. . . . . . . . . . .         88
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          1
     Video tape rental stores  . . . . . . .          1

 Stores closed:
     Supermarket . . . . . . . . . . . . . .          -
     Video tape rental stores  . . . . . . .          -
                                                   -------
  At May 17, 2003. . . . . . . . . . . . . .         90
                                                   =======

 Remodels  . . . . . . . . . . . . . . . . .          -
                                                   =======

                                                       May 17,             May 18,
                                                        2003                2002
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 48                   47
        Video tape rental stores . . . . . .                 42                   41
                                                        -------              -------
  Total                                                      90                   88
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 82                   80
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      90                   88
                                                        =======              =======


The following is the summary of total and comparable store sales:

                                         Percentage increase (decrease) in sales
                                       for the period ended May 17, 2003, as
                                   compared to the 12 and 28 weeks ended May 18, 2002
                                   --------------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                     (1.6)%                 (1.0)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                          (5.6)%                 (4.3)%
                                             =========               =========
  Video tape rental division                     1.6%                   2.0%
                                             =========               =========

      Total Comparable Store Sales              (5.1)%                 (3.8)%
                                             =========               =========


     Total sales for the 12 and 28 weeks ended May 17, 2003 were $134.0 million and $320.4 million, respectively, versus $136.2 million and $323.5 million for the 12 and 28 weeks ended May 18, 2002, decreases of 1.6% and 1.0%, respectively. Same store sales decreased by 5.1% and 3.8%, respectively. For the 12 and 28 weeks ended May 17, 2003, same store sales were $129.2 million and $309.7 million, respectively, versus $136.2 million and $322.0 million, respectively for the 12 and 28 comparable weeks ended May 18, 2002. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division decreased 5.6% and 4.3%, respectively, from the 12 and 28 comparable weeks ended May 18, 2002. The factors contributing to the decline in same stores sales in the Retail Food Division is continued growth in competition and a softening of the economy in both Puerto Rico and the U.S. Virgin Islands. The above factors have created severe pressure on the Company's retail food division to reduce retail prices in its markets. The Company's major competitors have also significantly reduced retail prices in response to these pressures. Video Rental Division same store sales increased 1.6% and 2.0%, respectively, from the 12 and 28 comparable weeks ended May 18, 2002. The increase in Video Rental Division sales for the quarter was due to an increase in the number of new releases and in customer response to new releases for both rental and sell-through videos.

     Gross profit decreased for the 12 and 28 weeks ended May 17, 2003 by $3.5 million and $3.4 million, respectively, to $41.7 million and $103.2 million, respectively, from $45.2 million and $106.6 million for the 12 and 28 weeks ended May 18, 2002. The rate of gross profit (as a percentage of sales), for the 12 and 28 weeks ended May 17, 2003 was 31.1% and 32.2%, respectively, compared to 33.2% and 33.0%, respectively for the 12 and 28 weeks ended May 18, 2002, decreases of 2.1% and 0.8%, respectively. The primary reason for the decline in the consolidated gross profit is the reduction in retail prices in the retail food division as a result of the pricing pressures mentioned above.

     Selling, general and administrative expenses were $36.5 million and $87.5 million, respectively, for the 12 and 28 weeks ended May 17, 2003 compared to $35.8 million and $85.9 million, respectively, for the 12 and 28 weeks ended May 18, 2002, increases of $0.7 million and $1.6 million, respectively. These increases are primarily the result of the new supermarket and new video rental store that opened during the quarter ended February 22, 2003 and increased energy cost for all stores.

     Depreciation and amortization was $4.8 million and $11.5 million, respectively, for the 12 and 28 weeks ended May 17, 2003 compared to $6.2 million and $14.9 million for the 12 and 28 weeks ended May 18, 2002, decreases of $1.4 million and $3.4 million, respectively. These decreases are primarily a result of the discontinuation of amortization of goodwill and trade names as of November 3, 2002 (see NOTE 3 - GOODWILL AND TRADE NAMES included in the notes to the Company's consolidated financial statements included in Item 1 of this Form 10-Q).

      Interest expense, net of interest income, decreased by $4.4 million and $9.6 between the 12 and 28 weeks ended May 17, 2003 and the comparable period of the prior year primarily as a result of the Company discontinuing to record interest expense on the Notes and Series C Senior Notes as of the date of the voluntary petition for Chapter 11 (see NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE in the notes to the Company's consolidated financial statements included in Item 1 of this Form 10-Q). Additionally, interest expense on revolver borrowings decreased as a result of the decrease in the average revolver balance during the 12 and 28 weeks ended May 17, 2003 versus the comparable periods of the prior year.

     Reorganization items during the 12 and 28 weeks ended May 17, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's noteholders on matters pertaining to NSC's Chapter 11 proceedings.

     The effective tax rate for both the 12 and 28 weeks ended May 17, 2003 was 13.4% compared to 0% for both the comparable 12 and 28 weeks ended May 18, 2002. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Loss Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes and pretax income for income tax return reporting purposes to Loss Before Income Taxes and Cumulative Effect of an Accounting Change.

     The Company recorded net loss, before the cumulative effect of an accounting change, for the 12 weeks ended May 17, 2003 of $2.5 million versus a net loss, before the cumulative effect of an accounting change, of $2.2 million for the comparable period of the prior year, a decline of $0.3 million. For the 28 weeks ended May 17, 2003, the Company recorded a net loss, before the cumulative effect of an accounting change, of $2.3 million versus a net loss, before the cumulative effect of an accounting change, of $6.8 million for the comparable period of the prior year, an improvement of $4.5 million. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS discuss the reasons for the variances.

     EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, the write down of impaired assets, reorganization items, and cumulative effect of an accounting change), was $4.8 million and $15.3 million for the 12 and 28 weeks ended May 17, 2003, versus $9.4 million and $20.7 million, respectively, for the comparable 12 and 28 weeks ended May 18, 2002, decreases of $4.6 million and $5.4 million, respectively. The reduction in EBITDA is primarily a result of the previously discussed decline in gross profit and the increase in selling, general and administrative expenses. The 12 and 28 weeks ended May 17, 2003 also include a charge of $0.4 million to EBITDA for the estimated carrying costs of a store that is being closed. Included below is a reconciliation of Operating profit (loss) to EBITDA (dollars in thousands):



                                  For the 12 weeks ended   For the 28 weeks ended
                                  ----------------------   ----------------------
                                    May 17,     May 18,      May 17,     May 18,
                                     2003        2002         2003        2002
                                  ----------  ----------   ----------  ----------
 Operating (loss) profit            $  (160)    $ 3,222      $ 3,665     $ 5,767
 Add:
  Depreciation and amortization       4,807       6,227       11,511      14,939
  Write down of impaired assets         166           -          166           -
                                  ----------  ----------   ----------  ----------
 EBITDA (as defined)                $ 4,813     $ 9,449      $15,342     $20,706
                                  ==========  ==========   ==========  ==========













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

      As to cash provided or used during the 28 weeks ended May 17, 2003, the following pertains:

      As of May 17, 2003, the Company had borrowings of approximately $22.5 million under the Extension and Modification Agreement with the 2003 Bank Lender (see NOTE 16 - SUBSEQUENT EVENTS of the notes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003). Per the terms of the Extension and Modification Agreement the 2003 Bank Lender committed to lend the operating subsidiaries up to $35.0 million. After giving effect to outstanding standby letters of credit in the amount of $3.9 million, as of May 17, 2003, the borrowing availability on a revolving basis under the terms of the Extension and Modification Agreement was $8.6 million as of May 17, 2003.

     Net cash provided by operating activities for the 28 weeks ended May 17, 2003 was $7.5 million versus $5.6 million for the comparable 28 weeks ended May 18, 2002. The improvement is a result of a decrease in cash used for components of working capital including the impact of making the $8.4 million interest payment on the Notes and Series C Senior Notes on February 1, 2002 of the prior year.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $2.8 million for the 28 weeks ended May 17, 2003 versus $3.0 million for the comparable 28 weeks ended May 18, 2002.

       Net cash used in financing activities was $9.8 million for the 28 weeks ended May 17, 2003 versus $0.3 million for the comparable 28 weeks ended May 18, 2002. The increase was a result of the pay down of the revolving credit facility under the terms of the Extension and Modification Agreement with the 2003 Bank Lender.

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

    Working capital was $(1.2) million as of May 17, 2003, an increase of $3.5 million from the $(4.7) million as of November 2, 2002, producing a current ratio of 0.99:1 as of May 17, 2003 versus 0.95:1 as of November 2, 2002. The increase in working capital is primarily a result of a decrease in cash used for certain components of working capital.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $500,000 for eight of its locations and $250,000 for all other locations. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of May 17, 2003 and is anticipated to be funded with cash provided by operating activities.

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

                Exhibits attached to this Form 10-Q:

                  99.1 CEO CERTIFICATION PURSUANT TO SECTION 906 OF OF THE SARBANES-OXLEY ACT OF 2002

                  99.2 CFO CERTIFICATION PURSUANT TO SECTION 906 OF OF THE SARBANES-OXLEY ACT OF 2002

         (b)      Reports on Form 8-K

                  1. March 5, 2003 - Monthly Operating Report for the period from December 29, 2002 to January 25, 2003.

                  2. April 9, 2003 - Monthly Operating Report for the period from January 26, 2003 to February 22, 2003. The Company also reported that, on April 1, 2003, it filed an amended Schedule G with the Court, to the Amended Summary Of Schedules, filed with the Court on January 17, 2003. The Company also announced that it would not timely file its Form 10-Q for the quarterly period ended February 22, 2003.










                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUTRITIONAL SOURCING CORORATION


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


Date: _July 31, 2003____


/s/ Daniel J. O'Leary
Daniel J. O'Leary
Chief Financial Officer