Form 10-Q
period 2003-08-09
NUTRITIONAL SOURCING CORP
filed 2003-09-17
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended August 9, 2003

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

         For the transition period from               to ________________

                      Commission file number: 33 -63372

                          Nutritional Sourcing Corporation
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                         65 -0415593
   ------------------------------------   ------------------------------------
     (State or other jurisdiction of     (I.R.S. employer identification no.)
      incorporation or organization)

          1300 N.W. 22nd Street
         Pompano Beach, Florida                       33069
  ------------------------------------    -----------------------------
  (Address of principal executive offices)         (Zip code)

     Registrant's telephone number, including area code: (954) 977-2500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark whether the registrant is an accelerated filer (as
 in Rule 12b-2 of the Exchange Act). YES     NO  X

     Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES X NO ___

     Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of September 17, 2003 -- 200.











                                     INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Condensed Consolidated Balance Sheets -
            August 9, 2003 (Unaudited) and November 2, 2002. . . . . . .   3-4

Condensed Consolidated Statements of Operations (Unaudited) -
            Twelve and forty weeks ended August 9, 2003
            and August 10, 2002 .. . . . . . . . . . . . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows (Unaudited)-
            Forty weeks ended August 9, 2003
            and August 10, 2002 .  . . . . . . . . . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  7-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 13-20

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .    20

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    21

                              PART II. OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .    24

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .    24























                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


                                             (Unaudited)
                                              August 9,         November 2,
                                                2003                2002
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $      586         $   17,992
   Accounts receivable, net of allowance for
    doubtful accounts of $367 at August 9,
    2003 and $321 at November 2, 2002             2,835              3,226
   Inventories                                   48,276             51,660
   Prepaid expenses                              11,266             11,018
   Deferred income taxes                         15,964             15,964
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          78,927             99,860
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,307              6,307
   Buildings and improvements                    44,875             40,092
   Furniture, fixtures and equipment            101,500            101,497
   Leasehold improvements                        43,676             44,511
   Construction in progress                       1,196              5,278
                                              ---------          ---------
                                                197,554            197,685
   Less accumulated depreciation
      and amortization                          114,098            106,558
                                              ---------          ---------
                                                 83,456             91,127
   Property under capital leases, net            10,969             11,720
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                  94,425            102,847

GOODWILL                                          5,621            145,477
DEFERRED INCOME TAX                               4,445              6,024
TRADE NAMES                                      26,574             26,574
DEFERRED CHARGES AND OTHER ASSETS                17,932             17,943
                                              ---------          ---------
   TOTAL ASSETS                               $ 227,924          $ 398,725
                                              =========          =========









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                                               (Unaudited)
                                                 August 9,         November 2,
                                                   2003               2002
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES
   Revolving credit facility                   $   13,349         $   32,000
   Current portion term loans                       4,200                  -
   Accounts payable                                38,640             44,387
   Accrued interest                                 1,733                 73
   Accrued expenses                                20,717             16,106
   Salaries, wages and benefits payable             7,719             10,358
   Current obligations under capital leases           621                704
   Current deferred tax liability                       -                950
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                       86,979            104,578


CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 11,133             11,591
LONG-TERM DEBT, TERM LOANS, net of
   current portion                                 40,100                  -
NOTES PAYABLE                                      90,000                  -
RESERVE FOR SELF-INSURANCE CLAIMS                   5,183              5,240
DEFERRED INCOME TAXES                              27,176             27,176
OTHER LIABILITIES AND DEFERRED CREDITS             29,535             29,226
                                               -----------        -----------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE    290,106            177,811
                                               -----------        -----------
LIABILITIES SUBJECT TO COMPROMISE                       -            186,208
                                               -----------        -----------
   TOTAL LIABILITIES                              290,106            364,019

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, and 7)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                     106,500             91,500
   Accumulated deficit                           (168,682)           (56,794)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY                     (62,182)            34,706
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  227,924         $  398,725
                                               ===========        ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (Dollars in thousands)


                                                   (Unaudited)                  (Unaudited)
                                                 12 weeks ended               40 weeks ended
                                             ------------------------     -----------------------
                                              August 9,    August 10,      August 9,   August 10,
                                                 2003        2002            2003         2002
                                             -----------   ----------     -----------  ----------
Net sales                                      $127,679      $135,770        $448,036   $459,240
Cost of goods sold                               86,238        91,203         303,420    308,039
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  41,441        44,567         144,616    151,201

OPERATING EXPENSES
Selling, general and administrative expenses     34,998        34,477         122,449    120,402
Gain on insurance settlement                          -       (14,693)              -    (14,693)
Store exit cost                                     230             -             612          -
Depreciation and amortization                     5,108         6,296          16,785     21,235
                                             -----------   -----------     -----------  ---------
   OPERATING PROFIT                               1,105        18,487           4,770     24,257

Interest expense on debt (does not include
  contractual interest expense on pre-petition
  debt totaling approximately $900 and
  $10,000 for the 12 and 40 weeks ended
  August 9, 2003, respectively)                  (2,705)       (5,092)         (4,961)   (16,812)
Interest expense on capital lease obligations      (404)         (422)         (1,347)    (1,402)
Interest and investment income (expense), net       (48)           75             168        177
Reorganization items                             (2,984)            -          (5,654)         -
Gain on early extinguishment of debt             36,508             -          36,508          -
                                             -----------   -----------     -----------  ---------
   INCOME BEFORE INCOME TAXES & CUMULATIVE
     EFFECT OF AN ACCOUNTING CHANGE              31,427        13,048          29,484      6,220

Income tax expense                               (1,250)       (4,874)         (1,516)    (4,874)
                                             -----------   -----------     -----------  ---------
   INCOME BEFORE CUMULATIVE EFFECT OF AN
     ACCOUNTING CHANGE                           30,222         8,174          27,968      1,346

Cumulative effect of an accounting change             -             -        (139,856)         -
                                             -----------   -----------     -----------  ---------
   NET INCOME (LOSS)                           $ 30,222       $ 8,174       $(111,888)   $ 1,346
                                             ===========   ============    ===========  =========


















            The accompanying notes are an integral part of these
                condensed consolidated financial statements.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

                                                                               (Unaudited)
                                                                                       40 weeks ended
                                                                            ---------------------------------
                                                                               August 9,          August 10,
                                                                                 2003                2002
                                                                            ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                $(111,888)          $ 1,346
      Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
         Cumulative effect of an accounting change                       139,856                 -
         Gain on early extinguishment of debt                            (36,508)                -
         Depreciation and amortization of property and equipment          11,732            12,241
         Amortization of intangibles, other assets and inventories         5,053             8,994
         Accrual for exit costs on store closing                             612                 -
         Amortization of bond discount                                         -               802
         Reorganization items                                              5,654                 -
         (Provision) benefit for deferred income taxes                       629               807
         Gain on disposal of property and equipment, net                       -               (39)
         Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                              328               946
            Inventories                                                     (345)             (421)
            Prepaid expenses                                              (1,286)           (3,125)
            Other assets                                                  (1,486)             (719)
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest       (4,704)              671
            Salaries, wages and benefits payable                          (2,639)            1,080
            Income taxes currently payable                                     -             1,753
            Current deferred tax liability                                     -             2,314
            Other liabilities and deferred credits and reserve for
             self-insurance claims                                           252              (783)
                                                                     ---------------   --------------
       Net cash provided by operating activities                           5,260            25,867
                                                                     ---------------   --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (3,313)           (4,830)
      Proceeds from disposal of property and equipment                         3                39
                                                                     ---------------   --------------
      Net cash used in investing activities                               (3,310)           (4,791)
                                                                     ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving credit facility, net of borrowings           (32,000)            2,000
     Borrowings (repayments) under May 2003 Bank Agreement:
       Borrowing under revolving credit facility                         103,457                 -
       Repayments of revolving credit facility                           (90,108)                -
       Principal borrowings on term loans                                 45,000                 -
       Principal payments on term loans                                     (700)                -
     Principal payment on Notes and Series C Senior Notes                (59,464)                -
     Proceeds from capital contribution                                   15,000                 -
     Principal payments on capital lease obligations                        (541)             (480)
                                                                     ---------------   --------------
      Net cash (used in) provided by financing activities                (19,356)            1,520
                                                                     ---------------   --------------
  Net (decrease) increase in cash and cash equivalents                   (17,406)           22,596

  Cash and cash equivalents at beginning of period                        17,992             2,169
                                                                     ---------------   --------------
  Cash and cash equivalents at end of period                             $   586           $24,765
                                                                     ===============   ==============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $ 3,254           $11,456
     Income taxes paid (refunded), net                                   $   608           $  (597)


                  The accompanying notes are an integral part of these
                condensed consolidated financial statements
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Organization

       Effective July 22, 2002 the registrant changed its name from Pueblo Xtra International, Inc. to Nutritional Sourcing Corporation ("NSC"). The condensed consolidated financial statements include the accounts of Nutritional Sourcing Corporation, and its wholly-owned subsidiaries (the "Company").


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

      The accompanying condensed consolidated financial statements have been presented in conformity with generally accepted accounting principles in the United States of America, including the provisions of the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90- 7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the debtor. In accordance with SOP 90-7, the Company did not adopt fresh-start accounting upon emergence from bankruptcy.
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 1 -- INTERIM FINANCIAL STATEMENTS (continued)

      Reorganization items reflected in the Statement of Operations for 12 and 40 weeks ended August 9, 2003 are composed primarily of professional fees directly related to the bankruptcy case. Costs associated with the reorganization have been accrued as of August 9, 2003.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 2, 2002. Certain amounts in the prior period have been reclassified to conform to the current period's presentation. With respect to the unaudited financial statements for the 12 and 40 weeks ended August 9, 2003 and August 10, 2002, it is the opinion of the management of the Company that such adjustments necessary to prepare a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the cumulative effect of an accounting change as detailed herein, were of a normal and recurring nature. Intercompany accounts and transactions are eliminated in consolidation.

      Operating results for the 12 and 40 weeks ended August 9, 2003 and August 10, 2002 are not necessarily indicative of results that may be expected for the full fiscal years. The Company's fiscal year ends on the Saturday closest to October 31.


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

NOTE 3 -- GOODWILL AND TRADE NAMES

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






                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- GOODWILL AND TRADE NAMES (continued)

      The Company adopted SFAS No. 142 on November 3, 2002. Accordingly, goodwill and trade names will no longer be amortized as a recurring charge to earnings. They will hereafter be tested, at least annually, for impairment. During the prior year (52 weeks ended November 2, 2002), goodwill and trade names generally were amortized over 40 years. Goodwill amortization expense totaled $1,094 and $3,646 for the 12 and 40 weeks ended August 10, 2002, respectively. Trade names amortization expense totaled $200 and $667 for the 12 and 40 weeks ended August 10, 2002, respectively. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. The Company determined that it has two reporting units as defined in SFAS No. 142, its retail food division and its video rental division. The transitional impairment test was performed at the reporting unit level. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. Impairment was indicated when the carrying value of a division, including goodwill, exceeded its fair value. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its video rental division. Additionally, no impairment was indicated for trade names.

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

      The following table summarizes changes in the Company's goodwill balance during the 40 weeks ended August 9, 2003):


                                        Retail       Video
                                         food        rental     Consol-
                                       division     division    idated
                                      ----------   ----------  ----------
       Balance at November 2, 2002    $ 139,856     $  5,621   $ 145,477
          Cumulative effect of an
            accounting change          (139,856)           -    (139,856)
                                      ----------   ----------  ----------
       Balance at August 9, 2003      $       -     $  5,621   $   5,621
                                      ==========   ==========  ==========










                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 3 -- GOODWILL AND TRADE NAMES (continued)

      The following table provides the comparable after-tax effect on net income due to goodwill and trade names no longer being amortized pursuant to SFAS No. 142:

                                        12 weeks ended             40 weeks ended
                                    -----------------------    -----------------------
                                    August 9,    August 10,    August 9,    August 10,
                                      2003         2002           2003         2002
                                    ----------   ----------    ----------   ----------
Reported net income (loss)          $  30,222     $  8,174     $(111,888)    $  1,346
Add:
      Goodwill amortization                 -        1,094             -        3,646
      Trade names amortization              -          200             -          667
                                    ----------   ----------    ----------   ----------
Adjusted net income (loss)          $  30,222     $  9,468     $(111,888)    $  5,659
                                    ==========   ==========    ==========   ==========



NOTE 4 -- LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise ("prepetition") refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consisted primarily of amounts outstanding under NSC's 9.5% senior notes (the "Notes") and 9.5% series C senior notes (the "Series C Senior Notes"), both due 2003 and includes accrued interest.

     No contractual interest expense was accrued on prepetition debt from September 4, 2002 through June 5, 2003. The amount of contractual interest expense not accrued during the 12 and 40 weeks ended August 9, 2003 was approximately $900 and 10,000, respectively. For more detail regarding these liabilities subject to compromise and their final resolution, see NOTES 1, 5, 8, 9 and 16 of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year (52 weeks) ended November 2, 2002 which was filed on July 28, 2003.





















                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 5 -- CLASSIFICATION OF BORROWINGS PURSUANT TO REVOLVING CREDIT FACILITY

     Borrowings under the revolving credit facility at November 2, 2002 were classified as current liabilities as that facility expired on February 1, 2003.

     In the accompanying August 9, 2003 condensed consolidated balance sheet, the classification as current of the borrowings under the new revolving credit facility, which is part of the May 2003 Bank Agreement, is different from the classification as long-term of such borrowings anticipated in the proforma balance sheets in previous filings that gave effect to the Company?s reorganization.

     The May 2003 Bank Agreement was funded on June 5, 2003 at the time NSC consummated its Plan Of Reorganization and emerged from bankruptcy. The facility is a five year facility which expires on June 22, 2008 and borrowing availability under it is based on the inventory levels and values as more fully discussed in Note 16 ? SUBSEQUENT EVENTS - to the consolidated financial statements included in Item 15 of the Company?s Form 10-K for the year ended on November 2, 2002 which was filed on July 28, 2003.

    Generally accepted accounting principles (GAAP) in the United States of America require that borrowings under the revolving credit facility in the May 2003 Bank Agreement be classified as current. GAAP requires such classification despite the five year life of the agreement as the lender, per the terms of the agreement, has the discretion to issue a five day notice to change the level of availability should it believe, in good faith and based on specific circumstances, that a change is appropriate.

     Per the terms of the agreement the lender may either decrease or increase availability. At this filing the lender has not issued such notice or indicated it intends to do so. Management believes that no adjustment will be made to availability in the foreseeable future.


NOTE 6 -- DISCLOSURE OF OPERATING SEGMENTS

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












                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES


NOTE 6 -- DISCLOSURE OF OPERATING SEGMENTS (continued)


     Reportable operating segment financial information is as follows (dollars in thousands):


                                           Retail Food        Video Rental          Total

For the 40 Weeks Ended and as of August 9, 2003:

Net sales                                   $  416,055         $  31,981          $ 448,036
Depreciation and amortization                  (11,954)           (4,831)           (16,785)
Store exit costs (b)                               612                 -                612
Operating profit (a) (b)                           132             4,638              4,770
Total assets                                   210,120            17,804            227,924
Capital expenditures                            (3,206)             (107)            (3,313)
Rental video tape purchases                        N/A            (3,889)            (3,889)

For the 40 Weeks Ended August 10, 2002:

Net sales                                   $  427,593         $  31,647          $ 459,240
Depreciation and amortization                  (16,282)           (4,953)           (21,235)
Gain on settlement of insurance claim (c)       13,421             1,272             14,693
Operating profit (a) (c)                        18,097             6,160             24,257
Capital expenditures                            (4,780)              (50)            (4,830)
Rental video tape purchases                        N/A            (4,340)            (4,340)

As of November 2, 2002:

Total assets                                $  378,529         $  20,196          $ 398,725


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

 (b)  The 40 weeks ended August 9, 2003 include a $0.6 million loss
      (before income taxes) for the estimated exit costs of two supermarkets that are being closed. One of the stores is in Puerto Rico, and one is on the island of St. Thomas in the U.S. Virgin Islands. Both are being closed based on management's view of their profit potential. The exit costs accrued primarily include contractual occupancy costs, property taxes, and other occupancy costs beyond the closing date, employee severance and related benefit costs.

 (c) The 40 weeks ended August 10, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim.




                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

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













Selected Operating Results
                                            (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               40 WEEKS ENDED
                                      -------------------------    -------------------------
                                        August 9,   August 10,       August 9,    August 10,
                                          2003         2002             2003         2002
                                      ------------  -----------    -------------  ----------
Net sales                                100.0%        100.0%        100.0%         100.0%
Gross profit                              32.5          32.8          32.3           32.9
Selling, general &
  administrative expenses                 27.4          25.4          27.3           26.2
Gain on insurance settlement (1)             -         (10.8)            -           (3.2)
Store exit costs (2)                       0.2             -           0.1              -
EBITDA, as defined (3)                     4.9          18.3           4.8            9.9
Depreciation & amortization                4.0           4.6           3.7            4.6
Operating profit                           0.9          13.6           1.1            5.3
Reorganization items                      (2.3)            -          (1.3)             -
Gain on early extinguishment of debt      28.6             -           8.1              -
Income before income taxes and cumul-
  ative effect of an accounting change    24.6           9.6           6.6            1.4
Income before cumulative effect of an
  accounting change                       23.7           6.0           6.2            0.3
Net income (loss)                         23.7           6.0         (25.0)           0.3


(1) The 12 and 40 weeks ended August 10, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim.

(2) The 12 and 40 weeks ended August 9, 2003 include a $0.2 million and $0.6 million loss (before income taxes), respectively, for the estimated exit costs of two stores that are being closed.

(3) EBITDA, as defined, is earnings before interest expense-net, income taxes, depreciation, and amortization, reorganization items, the gain on early extinguishment of debt, and the cumulative effect of an accounting change. EBITDA, as defined and disclosed herein, is neither a measurement pursuant to accounting principles generally accepted in the United States of America nor a measurement of operating results and is included for informative purposes only. The reconciliation of EBITDA, as defined, to Operating profit may be found on Page 17.


Results of Operations

     As of August 9, 2003, the Company operated a total of 48 supermarkets and 42 video rental locations in Puerto Rico and the U.S. Virgin Islands.
 On November 20, 2002, the Company opened one supermarket and one video rental store in the Isla Verde section of Carolina, Puerto Rico. The history of store openings and closings from August 10, 2002 through the end of the third quarter of the current fiscal year on August 9, 2003, as well as the store composition, is set forth in the following tables:










Stores in Operation:
  At August 10, 2002. . . . . . . . . . . . .         88
  Stores opened:
     Supermarkets  . . . . . . . . . . . . .          1
     Video tape rental stores  . . . . . . .          1

 Stores closed:
     Supermarket . . . . . . . . . . . . . .          -
     Video tape rental stores  . . . . . . .          -
                                                   -------
  At August 9, 2003. . . . . . . . . . . . .         90 *
                                                   =======

 Remodels  . . . . . . . . . . . . . . . . .          -
                                                   =======

                                                     August 9,            August 10,
                                                        2003                2002
                                                   ------------         ------------
  Store Composition at Quarter-End:
     By division:
        Supermarkets . . . . . . . . . . . .                 48                   47
        Video tape rental stores . . . . . .                 42                   41
                                                        -------              -------
  Total                                                      90                   88
                                                        =======              =======
    By location:
       Puerto Rico . . . . . . . . . . . . .                 82                   80
       U.S. Virgin Islands . . . . . . . . .                  8                    8
                                                        -------              -------
  Total                                                      90 *                 88
                                                        =======              =======

*  The stores in operation as of August 9, 2003 include two supermarkets that will be closed (see
 NOTE 5 ? DISCLOSURE OF OPERATING SEGMENTS included in the notes to the Company's consolidated financial statements included in Item 1 of this Form 10-Q).



The following is the summary of total and comparable store sales:

                                         Percentage increase (decrease) in sales
                                       for the 12 and 40 ended August 9, 2003, as
                                   compared to the 12 and 40 weeks ended August 10, 2002
                                   -----------------------------------------------------
                                            12 Weeks Ended         40 Weeks Ended
                                          ------------------     -------------------
Total Sales                                     (6.0)%                 (2.4)%
                                             =========               =========
Comparable Stores:

  Retail Food Division                          (9.8)%                 (5.9)%
                                             =========               =========
  Video Rental Division                         (6.4)%                 (0.5)%
                                             =========               =========

      Total Comparable Store Sales              (9.6)%                 (5.5)%
                                             =========               =========





     Total sales for the 12 and 40 weeks ended August 9, 2003 were $127.7 million and $448.0 million, respectively, versus $135.8 million and $459.2 million for the 12 and 40 weeks ended August 10, 2002, decreases of 6.0% and 2.4%, respectively. Same store sales decreased by 9.6% and 5.5%, respectively. For the 12 and 40 weeks ended August 9, 2003, same store sales were $122.8 million and $432.5 million, respectively, versus $135.8 million and $457.8 million, respectively, for the 12 and 40 comparable weeks ended August 10, 2002. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division decreased 9.8% and 5.9%, respectively, from the 12 and 40 comparable weeks ended August 10, 2002. The factors contributing to the decline in same stores sales in the Retail Food Division is continued growth in competition and a softening of the economy in both Puerto Rico and the U.S. Virgin Islands. The above factors have created severe pressure on the Company's retail food division as well as its competitors to reduce retail prices in the Company's markets. Video Rental Division same store sales decreased 6.4% and 0.5%, respectively, from the 12 and 40 comparable weeks ended August 10, 2002. The decrease in Video Rental Division sales for the quarter was due primarily to a decrease in the number of new releases and in customer response to new releases for both rental and sell-through videos.

     Gross profit decreased for the 12 and 40 weeks ended August 9, 2003 by $3.2 million and $6.6 million, respectively, to $41.4 million and $144.6 million, respectively, from $44.6 million and $151.2 million for the 12 and 40 weeks ended August 10, 2002. The rate of gross profit (as a percentage of sales), for the 12 and 40 weeks ended August 9, 2003 was 32.5% and 32.3%, respectively, compared to 32.8% and 32.9%, respectively for the 12 and 40 weeks ended August 10, 2002, decreases of 0.3% and 0.6%, respectively. The primary reason for the decline in the consolidated gross profit is the reduction in retail prices in the retail food division as a result of the pricing pressures mentioned above.

     Selling, general and administrative expenses were $35.0 million and $122.4 million, respectively, for the 12 and 40 weeks ended August 9, 2003 compared to $34.5 million and $120.4 million, respectively, for the 12 and 40 weeks ended August 10, 2002, increases of $0.5 million and $2.0 million, respectively. These increases are primarily the result of the new supermarket and new video rental store that opened during the quarter ended February 22, 2003 and increased energy cost for all stores. Included in the 12 and 40 weeks ended August 9, 2003 are severance costs totaling $0.5 million as part of the Company's plan to reduce operating and administrative costs. The Company has taken several other initiatives, as part of its challenge plan to reduce costs, including steps to reduce warehouse and distribution costs, supply costs, bank processing fees, communication, and advertising. Additionally, the Company is taking steps to reduce its labor costs in its supermarkets, through more efficient management of labor scheduling and systems enhancements that will reduce processing and transaction times.

     Results for the 12 and 40 weeks ended August 10, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim.

     Depreciation and amortization was $5.1 million and $16.8 million, respectively, for the 12 and 40 weeks ended August 9, 2003 compared to $6.3 million and $21.2 million for the 12 and 40 weeks ended August 10, 2002, decreases of $1.2 million and $4.4 million, respectively. These decreases are primarily a result of the discontinuation of amortization of goodwill and trade names as of November 3, 2002 (see NOTE 3 ? GOODWILL AND TRADE NAMES included in the notes to the Company's consolidated financial statements included in Item 1 of this Form 10-Q).

      Interest expense, net of interest income, decreased by $2.3 million and $11.9 million between the 12 and 40 weeks ended August 9, 2003 and the comparable periods of the prior year primarily as a result of a reduction in interest expense on debt. As shown in the table below, the primary factor affecting the change in interest expense on debt, between the 12 and 40 weeks ended August 9, 2003 and the comparable periods of the prior year, was the reorganization, which concluded on June 5, 2003 (See NOTE 16 ? SUBSEQUENT EVENTS of the footnotes to the consolidated financial statements included in
 Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003). Included below is a more detailed summary of interest expense on debt for the 12 and 40 weeks ended August 9, 2003 and August 10, 2002 (dollars in thousands).


                                                         INTEREST EXPENSE ON DEBT
                                              -----------------------------------------------
                                                 For the 12 weeks ended   For the 40 weeks ended
                                                 ----------------------   ----------------------
                                                  August 9,  August 10,    August 9,  August 10,
                                                    2003        2002         2003        2002
                                                 ----------  ----------   ----------  ----------
Interest expense on debt:
  Liabilities subject to compromise (the
    amount of contractual interest expense on
    pre-petition debt not accrued was $900
    and $10,000 for the 12 and 40 weeks ended
    August 9, 2003, respectively)                 $     -     $ 4,150      $     -     $ 13,754
  New 10.125 Senior Secured Notes, issued 6/5/03    1,636           -        1,636            -
  Revolver borrowings                                 318         501        1,351        1,649
  Term loans                                          574           -          574            -
  Amortization of debt issuance costs                 177         441        1,400        1,409
                                                 ----------  ----------   ----------  ----------
 Total                                            $ 2,705     $ 5,092      $ 4,961     $ 16,812
                                                 ==========  ==========   ==========  ==========

     Reorganization items during the 12 and 40 weeks ended August 9, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's noteholders on matters pertaining to NSC's Chapter 11 proceedings. All of the costs associated with the reorganization have been accrued as of August 9, 2003.

     The 12 and 40 weeks ended August 9, 2003 include a $36.5 million gain resulting from consummation of the Plan of Reorganization in which NSC provided consideration to the prepetition noteholders equal to $59.5 million in cash and $90.0 million in New 10.125 Senior Secured Notes.

     The effective tax rate for the 12 and 40 weeks ended August 9, 2003 was 4.0% and 5.1%, respectively, compared to 37.4% and 78.4% for the comparable 12 and 40 weeks ended August 10, 2002, respectively. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes, and pretax income for income tax return reporting purposes to Income Before Income Taxes and Cumulative Effect of an Accounting Change.

     The Company recorded net income, before the cumulative effect of an accounting change, of $30.2 million and $28.0 million for the 12 and 40 weeks ended August 9, 2003, respectively, versus net income, before the cumulative effect of an accounting change, of $8.2 million and $1.3 million for the comparable 12 and 40 weeks ended August 10, 2002, an improvement of $22.0 million and $26.7 million. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

     EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, reorganization items, gain from early extinguishment of debt, and cumulative effect of an accounting change), was $6.2 million and $21.6 million for the 12 and 40 weeks ended August 9, 2003, versus $24.8 million and $45.5 million, respectively, for the comparable 12 and 40 weeks ended August 10, 2002, decreases of $18.6 million and $23.9 million, respectively. EBITDA for the 12 and 40 weeks ended August 10, 2002 includes a pre-tax gain of $14.7 million from the settlement of the Company's business interruption insurance claim. Other reasons for the decline in EBITDA include the previously discussed decline in gross profit and the increase in selling, general and administrative expenses. Additionally, the 12 and 40 weeks ended August 9, 2003 include charges to EBITDA of $0.2 and $0.6 million, respectively, for the estimated carrying costs of two stores that are being closed. Included below is a reconciliation of Operating profit
 (loss) to EBITDA (dollars in thousands):

                                  For the 12 weeks ended   For the 40 weeks ended
                                  ----------------------   ----------------------
                                   August 9,  August 10,    August 9,  August 10,
                                     2003        2002         2003        2002
                                  ----------  ----------   ----------  ----------
 Operating (loss) profit            $ 1,105     $18,487      $ 4,770     $24,257
 Add:
  Depreciation and amortization       5,108       6,296       16,785      21,235
                                  ----------  ----------   ----------  ----------
 EBITDA (as defined)                $ 6,213     $24,783      $21,555     $45,492
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

      The May 2003 Bank Agreement provides both a revolving loan (with amounts available based on a borrowing base formula, not to exceed, except in the lender's discretion, $35.0 million outstanding) and term loans facilities for various specified purposes and in certain specified amounts, aggregating $45.0 million.

      Funding took place on June 5, 2003 at which time the existing bank debt for borrowed money outstanding was repaid in full and the 2003 Bank Lender lent the operating subsidiaries a total of approximately $57.4 million, $12.4 million of which was borrowed under the revolving credit facility. See
 NOTE 16 -- SUBSEQUENT EVENTS of the footnotes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003. Debt issuance costs associated with the May 2003 Bank Agreement totaled $3.3 million.

      As to cash provided or used during the 40 weeks ended August 9, 2003, the following pertains:

      As of August 9, 2003, the Company had revolver borrowings of approximately $13.3 million and principal amount of term loans of $44.3 million under the May 2003 Bank Agreement with the 2003 Bank Lender (see NOTE 16 -- SUBSEQUENT EVENTS of the notes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003). Per the terms of the May 2003 Bank Agreement the 2003 Bank Lender committed to lend the operating subsidiaries up to $35.0 million under the revolving credit facility. On August 9, 2003, after giving effect to outstanding standby letters of credit in the amount of $3.3 million, borrowing availability on a revolving basis under the terms of the May 2003 Bank Agreement was $7.2 million.

     Net cash provided by operating activities for the 40 weeks ended August 9, 2003 was $5.3 million versus $25.9 million for the comparable 40 weeks ended August 10, 2002. The decline is primarily a result of the Company recording a $14.7 million gain, during the 40 weeks ended August 10, 2002, upon settlement of the business interruption portion of its Hurricane Georges insurance claim. The remaining decrease resulted from an increase in cash used for components of working capital.

     Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $3.3 million for the 40 weeks ended August 9, 2003 versus $4.8 million for the comparable 40 weeks ended August 10, 2002.

       Net cash used for financing activities was $19.4 million for the 40 weeks ended August 9, 2003 versus net cash provided from financing activities of $1.5 million for the comparable 40 weeks ended August 10, 2002. Upon consummation of the Plan of Reorganization, the Company paid consideration to the holders of its Notes and Series C Senior Notes totaling $59.9 million in cash and $90.0 million in New 10.125 Senior Secured Notes. Also as part of its Plan of Reorganization, the Company received a capital contribution from its equity holders totaling $15.0 million and additional financing related to its May 2003 Bank Agreement, including $45.0 million principal amount of term loans. The Company also repaid its existing revolving credit facility, which totaled $32.0 million on November 2, 2002, and borrowed funds under its May 2003 Bank Agreement. Revolver borrowings under its May 2003 Bank Agreement totaled approximately $13.3 million on August 9, 2003.

    Working capital was $(8.1) million as of August 9, 2003, a decrease of $3.4 million from the $(4.7) million as of November 2, 2002, producing a current ratio of 0.91:1 as of August 9, 2003 versus 0.95:1 as of November 2, 2002. Upon consummation of its Plan of Reorganization, the Company replaced its existing revolving credit facility with the new revolving credit facility under the terms of its May 2003 Bank Agreement. During the 40 weeks ended August 9, 2003, the Company decreased its net borrowings under its revolving credit facility. However, the professional fees associated with the Chapter 11 Case and refinancing are the primary reason for the $3.4 million decrease in working capital during the 40 weeks ended August 9, 2003.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $500,000 for eight of its locations and $250,000 for all other locations. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of August 9, 2003 and is anticipated to be funded with cash provided by operating activities.

Impact of Inflation and Currency Fluctuations

     The inflation rate for food prices continues to be lower than the overall increase in the U.S. Consumer Price Index. The Company's primary costs, products and labor, usually increase with inflation. Increases in product costs can typically be passed on to the customer. Other cost increases must by recovered through operating efficiencies. Currency in Puerto Rico and the U.S. Virgin Islands is the U.S. Dollar. As such, the Company has no exposure to foreign currency fluctuations.

Critical Accounting Policies

     The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the 52 weeks ended November 2, 2002 filed on July 28, 2003.

     With the exception of amortization of goodwill and trade names, as previously discussed, the policies have been consistently applied in all material respects and address such matters as: inventories, impairment of long-lived assets, accrued self-insurance and realization of deferred tax assets.

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


ITEM 4.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, Company management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

      In addition, Company management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.


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

      Geographic Considerations; Regulation

      The Company is concentrated in Puerto Rico and in the U.S. Virgin Islands. As a result, the Company is vulnerable to economic downturns in those regions, as well as natural and other catastrophic events, such as hurricanes and earthquakes, that may impact those regions. These events may adversely affect the Company's sales which may lead to lower earnings, or even losses, and may also adversely affect its future growth and expansion. Further, since the Company is concentrated on three islands, opportunities for future store expansion may be limited, which may adversely affect its business and results of operations. Additionally, the Company is subject to governmental regulations that impose obligations and restrictions and may increase its costs.

      Reemergence from Bankruptcy

      As discussed in greater detail in Financial Restructuring and Proceedings Under Chapter 11 of the United States Bankruptcy Code and in NOTE 16 -- SUBSEQUENT EVENTS -- in the notes to the consolidated financial statements included in Item 15 of the Company's Form 10-K for the fiscal year ended November 2, 2002 which was filed on July 28, 2003, the Company recently emerged from bankruptcy and has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur substantial additional indebtedness in the future, including indebtedness that would be secured by its assets. If the Company increases its indebtedness, the related risks that it now faces could intensify. For example, it could:

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

      Company is Highly Leveraged

      The Company's ability to satisfy its indebtedness obligations will depend on its financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to economic, industry and market conditions and to risks related to its business and other factors beyond its control. Management believes that its business will generate cash flows from operations in amounts sufficient to fund its liquidity needs for the foreseeable future. See Item 7 MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and NOTE 16 -- SUBSEQUENT EVENTS to the consolidated financial statements included in Item 15 of the Company's Form 10-K filed on July 28, 2003.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                Exhibits incorporated by reference:

                  None.

                Exhibits attached to this Form 10-Q:

                  31.1 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                  31.2 CFO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                  32.1 CEO CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  32.2 CFO CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         (b)      Reports on Form 8-K

                  None.




                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUTRITIONAL SOURCING CORPORATION


Dated:  September 17, 2003      /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer