Form 10-K
period 2003-11-01
NUTRITIONAL SOURCING CORP
filed 2004-01-28
CIK 906307

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the fiscal year ended __November 1, 2003___

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

     Registrant's telephone number, including area code: (954) 977-2500 Registrant's worldwide web address: www.pueblo.net

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

     Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a
 plan confirmed by the Court. YES _X   NO   _

    Number of shares of the Registrant's Common Stock, $ .10 par value outstanding as of January 28, 2004 -- 200.

    DOCUMENTS INCORPORATED BY REFERENCE:  NONE



PART I

ITEM 1.     BUSINESS

Name of the Registrant

      Nutritional Sourcing Corporation was founded in 1993 under the name Pueblo Xtra International, Inc. and was known as Pueblo Xtra International, Inc. until July 22, 2002. Effective that date its name was changed to Nutritional Sourcing Corporation ("NSC").

General

     NSC is a Delaware holding company that owns all of the membership units of Pueblo International, LLC and all the common stock of Pueblo Entertainment, Inc., both Delaware companies. Throughout this report, unless the context otherwise requires, "Company" refers to NSC together with its subsidiaries. Further, throughout this report Pueblo International, LLC, together with its subsidiaries, is referred to as Pueblo and Pueblo Entertainment, Inc. is referred to as Pueblo Entertainment. Pueblo Entertainment was organized on January 28, 2001 to own and operate the in-home movie and game entertainment store assets in Puerto Rico. Prior to that date those assets were owned and operated by Pueblo International, Inc. Pueblo International, Inc. was converted to a Delaware limited liability company on November 4, 2001 and its name was changed to Pueblo International, LLC. Pueblo owns all of the common stock of FLBN Corporation ("FLBN") formerly Xtra Super Food Centers, Inc., the subsidiary that operates the Company's supermarkets and in-home movie and game entertainment stores in the U.S. Virgin Islands. The name change to FLBN Corporation became effective on March 27, 2003.

     Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is one of the leading supermarket chains in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, the Company, through its ownership of Pueblo and Pueblo Entertainment, is the leading operator of in-home movie and game entertainment outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster Inc. ("BI"). As of November 1, 2003, the Company operated 41 supermarkets in Puerto Rico and 5 supermarkets in the U.S. Virgin Islands. As of November 1, 2003, the Company also operated 40 in-home movie and game entertainment stores in Puerto Rico and 2 in-home movie and game entertainment stores in the U.S. Virgin Islands.

      On November 2, 2001 NSC and its subsidiaries changed their fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, one of the previous comparable periods being reported in this Annual Report on Form 10-K is the forty weeks ended November 3, 2001.

      On July 28, 1993, NSC acquired all of the outstanding shares of common stock of Pueblo for an aggregate purchase price of $283.6 million plus transaction costs (hereinafter referred to as the "Acquisition"). Pursuant to the Acquisition, Pueblo became a wholly-owned subsidiary of NSC. The Acquisition has been accounted for under the purchase method effective
 July 31, 1993 as discussed in the Goodwill and Trade Names section of NOTE 1 to the notes to the Company's consolidated financial statements included in
 Item 15 of this Form 10-K.

      In August 2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003.


Business of the Company

Puerto Rico and U.S. Virgin Islands Supermarket Industry Overview

      The grocery retailing business is extremely competitive. Competition is based primarily on price, quality of goods and service, convenience and product mix. The number and type of competitors, and the degree of competition experienced by individual stores, vary by location.

      The top four chains in the retail grocery industry in Puerto Rico account for approximately 75% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 2002 were approximately $2.4 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations.
 Wal-Mart purchased one of the top four chains, Supermercados Amigo, effective December 5, 2002. Amigo divested 6 of its stores to another party and Wal-Mart has indicated it intends to operate the remaining chain of 30 stores as Amigo stores. Wal-Mart also operates Sam's Clubs, Wal-Mart Supercenters and Wal-Mart stores on the island of Puerto Rico. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

      In Puerto Rico the Company operates its supermarkets under the name Pueblo with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company estimates that it has a grocery retailing market share of approximately 20%. During the 52 weeks ended November 1, 2003, the Company's stores in Puerto Rico averaged approximately 40,926 gross square feet and generated an average of approximately $407 of sales per selling square foot.

      During the 52 weeks ended November 1, 2003, the five supermarkets in the U.S. Virgin Islands averaged 35,470 gross square feet and generated an average of approximately $366 of sales per selling square foot. The Company estimates a U.S. Virgin Islands grocery retailing market share of approximately 33%.

Supermarket Purchasing and Distribution

     The Company's buying staff actively purchases products from distributors, as well as directly from producers or manufacturers. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. The Company currently buys approximately 56% of its total dollar volume of product purchases directly from manufacturers and is seeking to increase this percentage to reduce costs and to obtain improved payment terms.

     The Company owns a full-line distribution center in greater San Juan with approximately 300,000 square feet. The only facility of its type on the island with refrigerated, freezer and dry grocery capacity, the San Juan distribution center has capacity to store approximately 1.5 million cases of assorted products and serves as the Company's central distribution center for the island. The distribution center is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems. This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. During the fiscal year ended November 1, 2003, this facility provided approximately 54% of the goods (measured by purchase cost) supplied to the Company's stores in Puerto Rico.

Supermarket Merchandising

General

      The Company's merchandising strategies integrate one-stop shopping convenience, premium quality products, attractive pricing and effective advertising and promotions. The Company reinforces its merchandising strategies with friendly and efficient service, effective promotional programs including in-store promotional activities, and both brand name and high quality private label product offerings.

Product Offerings

      Over the past several years management greatly increased the number of items offered and analyzed the preferences of its customers. The Company has expanded its supermarket stock keeping units ("SKUs") from approximately 23,000 to approximately 58,000 as of November 1, 2003. Management believes the Company's supermarkets offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company's management believes the convenience and quality of its specialty department products contribute to customer satisfaction.

      The following table sets forth the mix of products sold (as measured in sales dollars) in the Company's supermarkets for the fiscal periods indicated:

                                          Fiscal Year
                                   ---------------------------     40 Weeks
                                     Ended          Ended            Ended
                                    November 1,    November 2,      November 3,
Product Category                       2003           2002            2001
                                   -----------     -----------     -----------
Grocery   . . . . . . . . . . .  .      43.9%           43.3%           43.8%
Health/Beauty Care/General Merchandise   8.1             8.1             8.2
Dairy   . . . . . . . . . . . . . .     18.6            18.6            18.6
Meat/Seafood  . . . . . . . . . . .     15.1            16.0            15.7
Produce . . . . . . . . . . . . . .      9.2             9.2             9.1
Deli/Bakery . . . . . . . . . . . .      5.1             4.8             4.6
                                       ------          ------          ------
     Total  . . . . . . . . . . . .    100.0%          100.0%          100.0%
                                       ======          ======          ======


Pricing

      As one of the largest grocery store chain operators in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies to offer competitive pricing at its supermarkets. The Company utilizes circulars distributed as inserts in newspapers and in its stores to emphasize special offers. The frequency of circular distribution varies from every other week in some periods to weekly in other periods.


Private Label

      During fiscal 1998 the Company began selling Pueblo brand private label grocery, dairy, and frozen food items in its supermarkets. As of November 1, 2003, the Company continued to have approximately 233 SKUs of manufactured Pueblo brand items offered in its supermarkets. Product selection seeks to achieve quality that is equal to or better than competitive national brand products and sourcing that will enhance gross margin.

      Historically, the Company utilized only Food Club manufactured private label products through the Company's membership with Topco Associates, Inc. Utilization of these products is being expanded. Product offerings among Pueblo private label products, Food Club private label products and national brands are chosen on the basis of quality, cost, gross margin and sales volume in order to offer what management believes is the best selection and value to its customers.

      The Company's private label program consists of the products discussed in the two preceding paragraphs as well as Pueblo private label products sold in its bakery and deli departments and a variety of brand labels sold exclusively at its supermarkets. During the fourth quarter of the fiscal year ended November 1, 2003, private label sales were approximately 12.1% of total supermarket sales.

Supermarket Category Management

      The Company's category management system is designed to combine traditional buying, reordering and pricing functions under the leadership of corporate level category merchandisers. The system allows the Company to assign profit management to the individual responsible for a product category. The Company's management believes such a system improves sales, optimizes inventory levels, reduces purchase costs and thereby enhances gross profit and operating profit margins.

Supermarket Advertising and Promotion

      The Company primarily utilizes newspaper and in-store advertising in Puerto Rico and the U.S. Virgin Islands. The Company's grocery operations run multi-page newspaper inserts and full-page color advertisements. At various times during the year this is supplemented by radio and television spots.

      In March of 2001, the Company introduced the new "PuebloCard" to its customers in Puerto Rico and the U.S. Virgin Islands. The PuebloCard serves many functions, including enhancing customer loyalty, through providing discounts available only to customers using the card, check cashing services, and target marketing.


In-home Movie and Game Entertainment Operations

      The Company has operated franchised in-home movie and game entertainment locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993 and operated 42 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands as of November 1, 2003. In Puerto Rico, the Company operates 17 in-home movie and game entertainment outlets that are in the same buildings as its supermarkets and 23 free-standing in-home movie and game entertainment stores, most of which are adjacent to its supermarkets. In the U.S. Virgin Islands, the Company operates two free-standing in-home movie and game entertainment stores. The Company's free-standing in-home movie and game entertainment stores average approximately 5,231 gross square feet, while the Company's in-home movie and game entertainment outlets that are in the same building as its supermarkets average approximately 3,867 gross square feet. In order to increase customer traffic in its supermarkets, the Company's typical in-home movie and game entertainment outlet that is in the same building as its supermarket has a separate entrance but its principal exit leads into the supermarket. In addition, the Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional in-home movie and game entertainment and merchandising offers.

      The Company's In-home Movie and Game Entertainment Operations are currently the largest (in terms of number of stores and total revenue) major in-home movie and game entertainment chain operating in Puerto Rico and the U.S. Virgin Islands. The Company believes its locations and name recognition give it an advantage over its competitors. In the last several years Video Avenue has opened 17 stores in Puerto Rico in competition with the Company. Each of the Company's free-standing in-home movie and game entertainment locations carries an average of approximately 10,000 tapes/discs dedicated to video rental whereas its in-home movie and game entertainment locations that are in the same building as its supermarkets average approximately 8,600 tapes/discs. Each location also offers for sale a selection of recorded and blank video tapes and discs, music compact discs, video game cartridges, prepaid phone cards, accessories, and snack food products. For promotions of its In-home Movie and Game Entertainment Division operations, the Company primarily utilizes print, television, radio, billboards and in-store signage. The Company's franchiser also provides supplies, some licensed product and support services to the Company. These include, among other things, marketing programs and computer software.

      The Company's successful development of its in-home movie and game entertainment franchise has been the result of its ability to leverage its knowledge of Puerto Rico and existing market and retailing expertise. The Company's knowledge of real estate and its existing portfolio of desirable supermarket locations has enabled it to obtain attractive, high traffic locations for its In-home Movie and Game Entertainment Operations. The Company continues to evaluate expansion opportunities in Puerto Rico.

      Each in-home movie and game entertainment location is subject to a Franchise Agreement with the Company's franchiser that provides the right for such location to conduct in-home movie and game entertainment operations for a 20-year period from the initial date of operation of the location. The Franchise Agreement provides, in addition to other things, that the franchiser has the right to approve each location, approve the promotional activities of the division, approve products sold in each location as well as the cash register check-out hardware and software to be used at each location, and the communications systems to be used at each location. The Agreement also specifies the franchise fees, as a percentage of sales, to be paid to the franchiser and provides for direction from the franchiser as to the monies spent on advertising, also as a percentage of sales.

      Although the Company's In-home Movie and Game Entertainment Operations constitute the largest in-home movie and game entertainment chain in Puerto Rico and the U.S. Virgin Islands, the Company competes with 17 Video Avenue stores, 20 Cinema Video stores, numerous local independent video retailers, and mass merchandisers in the category of retail sales of movies and game videos. In addition, the Company's in-home movie and game entertainment stores compete against cable, television, satellite broadcasting, movie theaters, the Internet, and other forms of entertainment.

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

      All of the Company's stores are equipped with state-of-the-art point of sale (POS) terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer checkout and provide, by store, valuable information to assist our buyers in the reordering process and provide other valuable information used by management. Similar scanning technology is used by each store to electronically record goods received and orders generated. To provide the best service possible, the Company has installed a labor scheduling system that schedules optimal front-end staffing based on sales, customer traffic and defined service objectives. The Company has installed software to monitor cash register check out transactions, by cashier, according to type and frequency in order to improve check out operations and reduce inventory shrinkage. In addition the Company's supermarket POS system is integrated with the PuebloCard to electronically reward loyal PuebloCard customers.

      The Company's management information systems at its In-home Movie and Game Entertainment Operations are state-of-the art systems that are licensed to the Company by its franchiser.

Employees

      As of November 1, 2003, the Company had approximately 4,275 employees (full- and part-time), of whom approximately 3,404 were employed at the supermarket level, 415 at the administrative and financial services offices and distribution center and 456 by the In-home Movie and Game Entertainment Division. Approximately 68% of the Company's hourly supermarket employees were employed on a part-time basis and approximately 2,948 store employees were represented by a nonaffiliated collective bargaining organization under a four year contract expiring in July 2006. The Company considers its relations with its employees to be good.

Trademarks, Tradenames and Service Marks

      The Company owns certain trademarks, tradenames and service marks used in its business, which are registered with the U.S. Patent and Trademark Office, and the appropriate governmental authorities in Florida, Puerto Rico, the U.S. Virgin Islands, and selected foreign jurisdictions. The Company believes that its trademarks, tradenames, and service marks, including Pueblo, PuebloXtra, and Xtra, are valuable assets due to the fact that brand name recognition and logos are important considerations in the Company's consumer markets. As a franchisee, the Company has exclusive rights to use the franchiser's trademark in its specified franchise territories.

Environmental Regulation

      Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

Risk Factors

      Forward Looking Statements

      Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning expectation of adequate liquidity and anticipated capital expenditures. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

      Supermarket Industry

      The retail grocery industry is extremely competitive and is characterized by high inventory turnover and narrow profit margins. The Company's results of operations are therefore, sensitive to, and may be materially adversely impacted by, among other things, competitive pricing, promotional pressures and additional store openings by competitors. The Company competes with national, regional and local supermarkets, warehouse club stores, supercenters, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas it serves. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors have greater financial resources, and may have lower merchandise acquisition costs and lower operating expenses than the Company, and the Company may be unable to compete successfully in the future.

      In-home Movie and Game Entertainment Operations

      The Company's in-home movie and game entertainment franchise faces significant competition and risks associated with technological obsolescence, and the Company may be unable to compete effectively. The in-home movie and game entertainment industry is highly competitive. The Company competes with local, regional and national video retail stores, and with mass merchants, specialty retailers, supermarkets, pharmacies, convenience stores, bookstores, mail order operations, online stores and other retailers, as well as with noncommercial sources, such as libraries. As a result of direct competition with others, pricing strategies for in-home movies and games is a significant competitive factor in the Company's in-home movie and game entertainment business. The Company's in-home movie and game entertainment business also competes with other forms of entertainment, including cinema, television, sporting events and family entertainment centers. If the Company does not compete effectively with competitors in the in-home movie and game entertainment industry or with providers of other forms of entertainment, its revenues and/or its profit margin could decline and its business, financial condition, liquidity and results of operations could be adversely affected.

      Further, the division's operations are dependent on the studios that develop and distribute the product. Changes in video formats or distribution practices (for example from VHS tapes to DVD's)are disruptive to the division's operations as these changes may cause significant changes in its product acquisition costs, quantities it is required to purchase, the timing of the period a title may be rented before it is brought to market for sale (which impacts the length of time of high rental volume for a title - better known in the industry as the "rental window") and its per rental revenue depending on the distribution and pricing practices of the studios.

      The division is also dependent on the movie and game production industry for the development of new product and re-launches of older titles as it has no production or duplication facilities of its own.

      Geographic Considerations; Regulation

      The Company is concentrated in the densely populated greater San Juan metropolitan area of Puerto Rico and in the U.S. Virgin Islands. As a result, the Company is vulnerable to economic downturns in those regions, as well as natural and other catastrophic events, such as hurricanes and earthquakes, that may impact those regions. These events may adversely affect the Company's sales which may lead to lower earnings, or even losses, and may also adversely affect its future growth and expansion. Further, since the Company is concentrated on three islands, opportunities for future store expansion may be limited, which may adversely affect its business and results of operations. Additionally, the Company is subject to governmental regulations (such as import taxes) that impose obligations and restrictions and may increase its costs.

      Company is Highly Leveraged

      The Company recently emerged from bankruptcy and has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur substantial additional indebtedness in the future, including indebtedness that would be secured by its assets. If the Company increases its indebtedness, the related risks that it now faces could intensify. For example, the Company's current level of indebtedness and/or an increase in indebtedness could:

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

      The Company's ability to satisfy its indebtedness will depend on its financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to economic, industry and market conditions and to risks related to its business and other factors beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations or that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

      Further, as NSC is a holding company, indebtedness at the NSC level is effectively subordinated to indebtedness and other obligations at the operating subsidiary level. See Item 7 MANAGEMENTS'DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and NOTE 5 - DEBT to the consolidated financial statements included in item 15 of this Form 10-K.

      Market Risk

      In addition to the foregoing, the market price of the Company's debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to the Company's debt securities by third parties and perceptions regarding its ability to pay its obligations on its debt securities.

ITEM 2.     PROPERTIES

      The following table sets forth information as of November 1, 2003 with respect to the owned and leased stores and support facilities used by the Company in its business:

                                             Estimated square footage
                             ---------------------------------------------------------
                                 Owned (1)           Leased               Total
                             -----------------   -----------------    ----------------
                             No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft
                             --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . .    7    314,000       39    1,542,000      46    1,856,000
In-home movie and game
 entertainment stores . . .   4     20,000       38      180,000      42      200,000
Distribution center & offices 1    300,000        1       13,000       2      313,000

(1) For five of the owned stores the Company owns the building and leases the land. Four of these are in Puerto Rico and one is in the U.S. Virgin Islands.

      The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay annual percentage rent and certain expenses related to the premises such as insurance, taxes and maintenance. See NOTE 6 - LEASES of the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K.
 The Company does not anticipate any difficulties in renewing its leases as they expire.

      The construction of new owned facilities and remodeling of existing facilities are financed principally with internally generated funds.

      All owned properties of Pueblo were pledged as collateral (by a pledge of the assets of the Company's operating subsidiaries) under the Company's May 2003 Bank Agreement with the 2003 Bank Lender (see NOTE 5 - DEBT in the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K).

      The Company owns its general offices, which includes the supermarket and In-home Movie and Game Entertainment Division offices and the distribution center located in Carolina, Puerto Rico (near San Juan), and leases its administrative offices located in Pompano Beach, Florida.

      The Company's management believes that its properties are adequately maintained and sufficient for its business needs.

      Since the Acquisition through November 1, 2003, the Company made capital expenditures of approximately $128.7 million in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of seven new supermarkets, the acquisition of one new supermarket and the remodeling of 39 existing supermarkets. In the same period, the Company made capital expenditures totaling approximately $11.1 million in its In-home Movie and Game Entertainment Division operations. The history of store openings, closings and remodels, beginning with fiscal 2000, is set forth in the following table:
































                                                    40 Weeks
                                     Fiscal Year     Ended      Fiscal Year
                                    -------------   November 3, ------------
                                    2003      2002    2001     2001    2000
                                    ----      ----     ----     ----    ----
Stores in Operation:
  At beginning of year . . . . . . .   88       89       91       93       94
  Stores opened:
     Puerto Rico - Supermarkets. . .   1        -        -        -        -
     Puerto Rico In-home movie and
       game entertainment stores . .   1        -        -        1        -

  Stores closed:
     Puerto Rico - Supermarkets . . .  1        1        -        2        -
     Virgin Islands - Supermarkets. .  1        -        -        -        -
     Puerto Rico - in-home movie and
      game entertainment stores . . .  -        -        2        1        1
                                     ----     ----     ----     ----    ----
  At end of year . . . . . . . . .    88       88       89       91       93
                                     ====     ====     ====     ====    ====
 Remodels . . . . . . . . . . . . .    0        2        2        8        9
                                     ====     ====     ====     ====    ====
Supermarkets by location:
       Puerto Rico . . . . . . . .    41       41       42       42       44
       U.S. Virgin Islands . . . .     5        6        6        6        6
                                     ----     ----     ----     ----    ----
        Subtotal Supermarkets         46       47       48       48       50

     In-home movie and game
      entertainment stores by
      location:
         Puerto Rico . . . . . . . .  40       39       39       41       41
         Virgin Islands. . . . . . .   2        2        2        2        2
                                     ----     ----     ----    ----     -----
          Subtotal In-home Movie
           and game entertainment
           stores                     42       41       41       43       43
                                     ----     ----    -----    ----    ------
  Grand Total                         88       88       89       91       93
                                     ====     ====     ====     ====    ====



ITEM 3.     LEGAL PROCEEDINGS

      At November 1, 2003, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the 52 weeks ended November 1, 2003.


                                   PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

Market Information

      There is no established public trading market for NSC's common equity.

Holders

      NSC is a wholly-owned subsidiary of PXC&M Holdings, Inc., a Delaware corporation ("Holdings"). Shares of Holdings are indirectly beneficially owned by a trust primarily for the benefit of the family of Gustavo Cisneros, and a trust primarily for the benefit of the family of Ricardo Cisneros, with each trust having a 50% indirect beneficial ownership interest in the shares of Holdings. These trusts are referred to herein as the "Principal Shareholders." Messrs. Gustavo and Ricardo Cisneros disclaim beneficial ownership of the shares.

Dividends

      No cash dividends have been declared on the common stock since NSC's inception. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo and Pueblo Entertainment to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo and Pueblo Entertainment are permitted to pay their inter-company interest on their inter-company notes payable to NSC in accordance with the terms thereof. See NOTES 1 and 5 to the Company's consolidated financial statements included in
 Item 15 of this Form 10-K for a discussion of the issuance of New 10.125% Senior Secured Notes to the Holders and the May 2003 Bank Agreement.



















ITEM 6.     SELECTED FINANCIAL DATA
            (Dollars in thousands, except average sales per selling square foot amounts)

                                  Fiscal Year Ended       40 Weeks       Fiscal Year Ended
                               ------------------------    Ended     ------------------------
                               November 1,  November 2, November 3,  January 27,  January 29,
                                  2003         2002        2001         2001         2000
                               -----------  -----------  -----------  -----------  -----------
Operating Statement Data
Net sales                          $571,336     $588,179     $433,342     $622,050     $674,145
Cost of goods sold                  387,797      396,239      290,997      423,755      456,143
                                   ---------    ---------    ---------    ---------    ---------
   Gross profit                (A)  183,539      191,940      142,345      198,295      218,002
Selling, general and admin-
    istrative expenses         (B)  156,428      154,371      116,541      165,667      163,785
Gain on insurance settlement(1)(C)        -      (14,693)           -       (2,464)     (15,066)
Store Closings- exit costs     (D)      546          246            -          685            -
                                   ---------    ---------    ---------    ---------    ---------
EBITDA ='s A minus the sum
       of B+C+D (10)                 26,565       52,016       25,804       34,407       69,283

Depreciation and amortization(2)     23,505       28,260       22,671       37,676       31,632
                                   ---------    ---------    ---------    ---------    ---------
   Operating profit (loss)            3,060       23,756        3,133       (3,269)      37,651
Interest expense-debt and
   capital lease
   obligations (3)                   (9,909)     (20,946)     (18,376)     (28,830)     (30,371)
Interest and investment
   income, net                          178          291          415        2,500        2,750
Loss on sale of real
   property (4)                           -            -            -            -       (1,291)
Reorganization items (5)             (5,654)        (995)           -            -            -
Gain on early extinguishment
   of debt (6)                       36,508            -            -       33,867            -
                                    --------    ----------    --------    ----------   ---------
Income (Loss) before income
   tax and cumulative effect of
   an accounting change              24,183        2,106      (14,828)       4,268        8,739
Income tax (expense) benefit            (52)      (2,785)       6,612       (1,573)      (4,015)
                                   ---------    ---------    ---------     ---------   ---------
Net income (loss) before
 cumulative effect of an
 accounting change                   24,131         (679)      (8,216)       2,695        4,724

Cumulative effect of an
 accounting change (7)             (139,856)           -           -             -            -
                                  ----------    ---------    ---------    ----------   ---------

Net (loss) income                 $(115,725)     $  (679)   $  (8,216)    $  2,695     $  4,724
                                  ==========    =========    =========    ==========   =========

See notes to Selected Financial Data at the end of this Item 6.


















                                                          As of
                              -------------------------------------------------------------------
                              November 1,   November 2,   November 3,   January 27,   January 29,
                                 2003          2002           2001          2001          2000
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (8)      $651        $17,992       $2,169        $34,833       $95,711
Working capital (deficit)       (16,844)        (4,718)         252         (6,899)       22,214
Property and equipment, net      91,252        102,847      111,227        118,598       122,263
Total assets                    214,434        391,751      394,159        434,790       521,564
Total debt and capital
   lease obligations (9)        156,197        220,526      218,277        218,047       283,705
Stockholder's equity (deficit)  (66,019)        34,706       35,385         43,601        40,906

          See notes to Selected Financial Data at the end of this Item 6.

                                  Fiscal Year Ended      40 Weeks          Fiscal Year Ended
                              -------------------------   Ended      ------------------------
                              November 1,   November 2, November 3,  January 27,  January 29,
                                 2003          2002        2001          2001         2000
                              -----------  -----------  -----------  -----------  -----------
Certain Financial Ratios
   and Other Data
EBITDA (as defined) (10) *      $26,565      $52,016      $25,804     $34,407       $69,283
Cash flow (used in) provided
   by investing activities (4)   (4,019)      (7,352)      (5,240)    (17,249)        1,077
Cash flow (used in) provided
   by financing activities      (22,562)       1,376         (503)    (31,685)         (576)
Cash flow provided by (used
   in) operating activities       9,240       21,779      (26,921)    (11,944)       39,710
Capital expenditures              4,027        7,391        5,271      17,452        21,650 **
EBITDA (as defined) margin (10)     4.6%         8.8%         6.0%        5.5%         10.3%
Debt to EBITDA  (as defined)     5.88:1       4.24:1       6.65:1***   6.34:1        4.09:1

*  Includes a gain from the Hurricane Georges insurance claim of $14,693, $2,464, and $15,066 for the fiscal years ended November 2, 2002, January 27, 2001, and January 29, 2000,
respectively.

** Excludes replacements of approximately $13.1 million as a result of damages from Hurricane Georges.

***For comparison purposes, this ratio was computed using the EBITDA for the trailing 52 week period.

          See notes to Selected Financial Data at the end of this Item 6.
























                                                                  40 Weeks
                                             Fiscal Year            Ended        Fiscal Year
                                        ------------------------  November 3, ------------------
                                            2003        2002        2001       2001      2000
                                        -----------  -----------  --------   --------   --------
RETAIL FOOD DIVISION DATA
Puerto Rico
 Number of stores (at fiscal year-end)           41         41         42         42         44
 Average sales per store (11)              $ 11,619   $ 12,125   $  8,698   $ 11,943   $ 12,901
 Average selling square footage              29,344     29,393     28,895     28,149     28,243
 Average sales per selling square foot (11)$    407   $    442   $    319   $    452   $    491
 Total sales                               $485,307   $500,624   $365,311   $522,059   $567,658
 Same store sales % change                   (6.5)%       4.1%     (7.6)%     (7.6)%    (13.1)%

U.S. Virgin Islands
 Number of stores (at fiscal year-end)            5          6          6          6          6
 Average sales per store (11)              $  7,610   $  7,729   $  5,916   $  8,085   $  8,364
 Average selling square footage              21,043     19,421     19,421     19,421     19,421
 Average sales per selling square foot (11)$    366   $    400   $    305   $    414   $    427
 Total sales                               $ 44,929   $ 46,376   $ 35,497   $ 48,509   $ 50,185
 Same store sales % change                   (1.6)%     (1.0)%     (4.5)%     (3.3)%    (26.2)%

IN-HOME MOVIE AND GAME ENTERTAINMENT DIVISION DATA
In-home Movie and Game Entertainment Stores
 Number of stores (at fiscal year-end)           42         41         41         43         43
 Average sales per store (11)              $    951   $    973   $    702   $  1,000   $  1,146
 Average weekly sales                      $    768   $    781   $    740   $    837   $    962
 Total sales                               $ 39,903   $ 39,893   $ 29,421   $ 42,954   $ 49,920
 Same store sales % change                   (1.5)%     (0.5)%     (7.8)%    (13.5)%    (18.6)%

        See notes to Selected Financial Data at the end of this Item 6.

NOTES TO SELECTED FINANCIAL DATA

(1) Includes a gain from the Hurricane Georges insurance claim of $14.7 million, $2.5 million, and $15.1 million for the fiscal years ended November 2, 2002, January 27, 2001, and January 29, 2000, respectively.
(2) Includes charges of $0.4 million and $3.5 million for the write down of stores that were closed for the fiscal years ended November 1, 2003 and January 27, 2001, respectively. Additionally, the Company recorded a charge of $1.2 million during the fiscal year ended November 1, 2003, for the write down of impaired assets related to two under performing stores in accordance with SFAS No. 144.
(3) The fiscal years ended November 1, 2003 and November 2, 2002 amounts do not include contractual interest expense on pre-petition debt totaling approximately $10.0 million and $2.7 million, respectively.
(4) During the fiscal year ended January 29, 2000, the Company received $35.5 million in cash and incurred a loss in a sale/leaseback of real estate.
(5) Reorganization items consist primarily of the costs of the Company's and its noteholders' financial and legal professionals advising the parties on matters pertaining to the Company's Chapter 11 proceedings.
(6) The 52 weeks ended November 1, 2003 included a gain from the consummation of the Plan of Reorganization in which NSC provided consideration to the prepetition noteholders equal to $59.5 million in cash and $90 million in New 10.125% Senior Secured Notes. The 52 weeks ended January 27, 2001 included a gain resulting from the Company's purchase of $87.7 million principal amount of its Notes and Series C Senior Notes.
(7) The Company recorded a write down of goodwill during the fiscal year ended November 1, 2003 as a result of its adoption of SFAS No. 142.
(8) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(9) The balance as of November 2, 2002 includes the carrying value of the Notes and Series C Senior Notes totaling approximately $176.2 million, which are included as Liabilities Subject to Compromise in the Company's consolidated financial statements.
(10) EBITDA (as defined) represents earnings before interest, taxes, depreciation, amortization, the loss on sale/leaseback transaction, sundry, the gain from early extinguishment of debt, reorganization items, and the cumulative effect of an accounting change. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
     The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the Company's liquidity and compliance with our debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

     On January 22, 2003, the SEC issued release No. 33-8176 that set forth new requirements relating to the disclosure of non-Generally Accepted Accounting Principles (GAAP) financial measures, as defined in the release.

     Management will continue to present EBITDA as management continues to believe it is an important means by which to measure the Company's liquidity. However, in compliance with release No. 33-8176 we have provided, in the first table in this ITEM 6, a reconciliation of EBITDA to the GAAP measure of net (loss) income.

(11) For all periods presented, average sales are weighted for the period of time each store is open during the period.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

General

      In recent years, the Company's retail grocery markets, and the Company, have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, mass merchandisers, department stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which began entering the Puerto Rico and U.S. Virgin Islands markets in 1990 offering various grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other grocery store operators to increase prices and has intensified the competitive environment by causing such retailers to emphasize promotional activities and discount pricing to maintain or gain market share. The number of Company stores has decreased in recent years.

Critical Accounting Estimates

     NSC's management has chosen accounting policies that management believes are appropriate to report accurately and fairly NSC's consolidated operating results and financial position, and those accounting policies are applied in a consistent manner unless otherwise indicated. The significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. Management bases these estimates on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

     Management believes that the following accounting policies are the most critical in the preparation of NSC's consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

      Self-Insurance Costs
      NSC's and its operating subsidiaries are, primarily, self-insured for costs related to workers' compensation, general liability claims and certain health insurance programs. Liabilities for general liability and workers' compensation claims are actuarially determined, by an outside actuary, and are recognized based on claims filed and an estimate of claims incurred but not yet reported. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits. These costs are included in "Selling, General and Administrative Costs" in the Consolidated Statements of Operations included in ITEM 15 of this Form 10-K.

      The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities.

      Impairments of Long-Lived Assets
      We monitor the carrying value of long-lived assets for potential impairment based on whether trigger events have occurred. These events include current period losses, by location, combined with a history of losses, a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and management's estimates of expected cash flows related to specific stores, to the carrying value for those stores. If impairment is identified for long-lived assets to be held and used, the value of the assets is written down to its estimated fair value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The estimates included in this process involve subjective and complex judgments by management. Any reductions in the carrying value of assets resulting from the application of this policy are included in "Depreciation and Amortization" in the Consolidated Statements of Operations included in
      ITEM 15 of this Form 10-K.

      Store Closing Costs
      We provide for closed store liabilities relating to the undiscounted value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income. The closed store lease liabilities usually are paid over the lease terms associated with the closed stores. Should the store being closed be an owned store that management intends to sell, the store would be actively marketed to potential buyers. Owned stores held for disposal would be reduced to their estimated net realizable value. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect estimated recoverable values. We estimate subtenant income, future cash flows and asset recovery values based on our experience and knowledge of the market in which the closed store is located, our previous efforts to dispose of similar assets and current economic conditions. However, the ultimate cost of the disposition of these leases and related assets is affected by current real estate markets, inflation rates, and general economic conditions.

      Store closings generally are completed within one year after the decision to close.

      Adjustments to closed store liabilities primarily relate to changes in subtenant and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that the settlement is determined. Costs related to individual operational store closings, other than the costs to reduced the carrying value of property and equipment, are reflected in the Consolidated Statements of Operations as "Store closings-exit costs". Reductions in the carrying value of property and equipment related to closed stores are included in "depreciation and amortization" in the Consolidated Statements of Operations. Inventory write-downs, if any, in connection with store closings, are classified in "Cost of Goods Sold." Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. According to FASB Concepts Statement No. 6, Elements of Financial Statements, a liability is defined as a probable future sacrifice of economic benefit arising from present obligations of a particular entity to transfer assets or provide services to other entities in the future as a result of past transactions or events. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle a liability.

      Essentially, the difference between the accounting practices that the Company had been following before this pronouncement and what the pronouncement calls for is the time at which store-closing costs are recorded pursuant to SFAS No. 146. The Company had been recording estimated store closing costs (costs to be incurred subsequent to the actual store closing) at the time the decision was made to close a store. SFAS No. 146 stipulates that these costs may not be recorded until the store is actually closed.

      Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Based on the level of store closing activity for the periods presented herein the provisions of SFAS No. 146 did not have a material impact on the consolidated financial statements.

      Benefit Plans
      The determination of our obligation and expense for pension and other post-retirement benefits is dependent upon our selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in NOTE 8 - RETIREMENT BENEFITS in the notes to the Consolidated Financial Statements included in ITEM 15 of this Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense. The cost of these plans are included in "Selling, General and Administrative Costs" in the Consolidated Statements of Operations included in ITEM 15 of this Form 10-K.

      Revenue Recognition
      Revenues from the sale of products are recognized at the point of sale of our products or, in the case of video rentals, at the time of rental. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold/rented.

      Income from items such as vending machines, money transfer activities, subtenant rentals, etc. are not included in revenue in the Consolidated Statements of Operations. They are included,(netted against) the "Selling, General and Administrative Expenses" line item in the Consolidated Statements of Operations.

      Cost of Goods Sold, including Vendor Allowances, Warehousing and
        Transportation
      Management believes the classification of costs included in merchandise costs could vary widely throughout our industry. Our approach is to include the direct, net costs of acquiring products and making them available to customers in our stores in the "Cost Of Goods Sold" line item in the Consolidated Statements of Operations. We believe this approach most accurately presents the actual costs of products sold, and is consistent with recently issued accounting standards on the topic.

      In addition to the cost of merchandise, net of discounts and allowances; inbound freight charges; warehousing costs, including receiving and inspection costs; and transportation costs are included in the "Cost of Goods Sold", line item of the Consolidated Statements of Operations. Allowances (including rebates) relating to the Company's buying and merchandising activity (including promotional activity) are recorded as a reduction in "Cost of Goods Sold" as earned according to subjective estimates by management relating to the underlying agreement, inventory movement and time.

      Purchasing management salaries and administration costs are not included in "Cost of Goods Sold". Rather, they are included in the "Selling, general, and administrative expenses" line item in the Consolidated Statements of Operations along with all other managerial and administrative costs and store operating costs (including store occupancy costs).

      Income Tax Expense
      NSC and its subsidiaries are subject to taxation in the United States of America (U.S.), and are included in the consolidated tax return of NSC'S
      parent (PXC&M Holdings, Inc) in that jurisdiction.   Certain of the
      operating subsidiaries are also subject to tax in the Commonwealth of Puerto Rico and certain operating subsidiaries are subject to tax in the Territory of the U.S. Virgin Islands. The consolidated tax provision is computed based on the tax laws of these jurisdictions, including the availability of foreign tax credits in the U. S.

      As discussed in NOTE 7 - INCOME TAXES to the consolidated financial statements included in ITEM 15 to this Form 10-K, the Company has approximately $21.1 million in tax benefits from net operating losses and tax credit carry-forwards. These carry-forwards are in the Puerto Rico and U.S. Virgin Islands tax jurisdictions. Management has established a valuation reserve of approximately $16.0 million against these future tax benefits as their realization in these jurisdictions is doubtful during the carry-forward periods.

Results of Operations

52 Weeks Ended November 1, 2003 vs. 52 Weeks Ended November 2, 2002

      As of November 1, 2003, the Company operated a total of 46 supermarkets and 42 in-home movie and game entertainment locations in Puerto Rico and the
 U. S. Virgin Islands. During the fiscal year ended November 1, 2003, the Company opened one new supermarket and one new in-home movie and game entertainment store in Puerto Rico. Additionally, the Company closed two of its under-performing supermarkets, one in Puerto Rico and one in the U.S. Virgin Islands; both supermarkets had expiring leases.

      Total sales for the 52 weeks ended November 1, 2003 were $571.3 million versus $588.2 million in the comparable period of the prior year, a decrease of 2.9%. For the comparable 52 week periods, same store sales were $542.5 million for the year ended November 1, 2003 versus $576.0 million for the comparable period of the prior year, a decrease of 5.8%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division decreased 6.1% for the 52 weeks ended November 1, 2003 as compared to the same period of the prior year. The factors contributing to the decrease in same store sales in the Retail Food Division are continued growth in competition and a softening of the economy in both Puerto Rico and the U.S. Virgin Islands. The above factors have created severe pressure on the Company's Retail Food Division as well as its competitors to reduce retail prices in the Company's markets. In-home Movie and Game Entertainment Division same store sales (rental revenue and sales) decreased 1.5% for the 52 weeks as compared to the same period in the prior year primarily due to a decline in rental revenue. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time whereas, VHS tapes are generally released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's are simultaneously released for rental and sale resulting in lower sell-through prices, which means prices that are low enough to allow an affordable sales price by the retailer to the consumer. This sell-through price has accelerated consumer interest in the format but has also served to increase competition from mass merchant retailers.

      Gross profit for the 52 weeks ended November 1, 2003 was $183.5 million versus $191.9 million for the comparable period of the prior year, a decrease of $8.4 million. Gross profit for the Retail Food Division was $152.2 million for the 52 weeks ended November 1, 2003 compared to $160.2 million for the comparable period of the prior year, a decrease of $8.0 million. The $8.0 million decrease in gross profit for the Retail Food Division was primarily a result of the decrease in sales. The rate of gross profit (as a percentage of sales) for the Retail Food Division was 28.6% for the 52 weeks ended November 1, 2003 compared to 29.2% for the 52 weeks ended November 2, 2002, a decrease of 0.6%. The primary reason for the decline in the rate of gross profit in the Retail Food Division is the reduction of retail prices as a result of the pricing pressures mentioned above. The gross profit for the In-home Movie and Game Entertainment Division for the 52 weeks ended November 1, 2003 was $31.3 million versus $31.7 million for the comparable period of the prior year, a decrease of $0.4 million. The gross profit rate for the In-home Movie and Game Entertainment Division decreased by 1.1%, to 78.5% in the 52 weeks ended November 1, 2003. The decrease in the gross profit rate was a result of a decrease in video rentals, which have a higher gross margin rate than product sales, as a percentage of total In -home Movie and Game Entertainment Division sales.

      Selling, general and administrative expenses were $156.4 million for the 52 weeks ended November 1, 2003 compared to $154.4 million for the comparable period of the prior year. Considering the decline in same store sales and the stores closed during both periods selling general and administrative expenses would be expected to decline approximately $5.5 million dollars. However, included in the total for the 52 weeks ended November 1, 2003 are approximately $4.5 million in selling, general and administrative costs of the new supermarket and the new In-home Movie and Game Entertainment store, both opened in late November of 2002, and severance costs of approximately $0.5 million associated with staff reductions in the administrative areas of the Company in the Spring of 2003. In addition energy costs increased approximately $1.8 million primarily as a result of rate increases. All other selling general and administrative costs increased approximately $0.7 million net of the impact of cost containment programs initiated in the Spring of 2003 in the areas of administrative support costs, insurance, supply costs, repairs and maintenance, communications, advertising and store
 labor.   The full annual impact of these initiatives will be realized in the 52 weeks ending October 30, 2004. Further, the Company is undertaking a number of new initiatives focusing on reducing costs in the areas of energy, communications and information technology.

      Results for the 52 weeks ended November 2, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim.

      Results for the 52 weeks ended November 1, 2003 include a $0.5 million loss (before income taxes) for the estimated exit costs of two supermarkets that were closed. One of the stores is in Puerto Rico, and one is on the island of St. Thomas in the U.S. Virgin Islands. Both were closed based on management's view of their profit potential. The exit costs accrued primarily include contractual occupancy costs, property taxes, and other occupancy costs beyond the closing date, employee severance and related benefit costs.

      Depreciation and Amortization was $23.5 million for the 52 weeks ended November 1, 2003 compared to $28.3 million for the comparable period of the prior year, a decrease of $4.8 million. This decrease was primarily a result of the discontinuation of amortization of goodwill and trade names as a result of the Company's adoption of SFAS No. 142, effective November 3, 2002. Goodwill and trade name amortization were $4.7 million and $0.9 million, respectively, during the 52 weeks ended November 2, 2002. Additionally, the Company recorded an adjustment of $1.0 million during the 52 weeks ended November 1, 2003 as a result of changing the estimated useful lives of its rental video and game inventory from one year to six months (see NOTE 2 - INVENTORIES to the notes to the consolidated financial statements included in
 Item 15 of this Form 10-K). The Company also recorded a write down of impaired assets in accordance with SFAS No. 144 of $1.2 million (see Long-Lived Assets in NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 15 of this Form 10-K).

      Interest expense, net of interest income, decreased by $11.0 million between the 52 weeks ended November 1, 2003 and the comparable period of the prior year primarily as a result of a reduction in interest expense on debt as shown in the table below (dollars in thousands).

                                                                  INTEREST EXPENSE ON DEBT
                                                                 ---------------------------
                                                                   For the 52 weeks ended
                                                                 ---------------------------

                                                                  November 1,    November 2,
                                                                     2003           2002
                                                                  ------------   ------------
Interest expense on debt:
  Liabilities subject to compromise (the amount of contractual interest expense on pre-petition debt not accrued was
    approximately $10,000 and $2,700 for the 52 weeks
    ended November 1, 2003 and November 2, 2002, respectively)      $    -        $ 14,923
  New 10.125% Senior Secured Notes, issued 6/5/03                     3,718              -
  Revolver borrowings                                                 1,426          1,840
  Term loans                                                          1,291              -
  Amortization of debt issuance costs                                 1,726          2,363
                                                                  ------------   ------------
 Total                                                              $ 8,161       $ 19,126
                                                                  ============   ============


      Reorganization items during the fiscal years ended November 1, 2003 and November 2, 2002 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's noteholders on matters pertaining to the Company's Chapter 11 proceedings. All of the costs associated with the reorganization were accrued as of the end of the third quarter of Fiscal 2003.

          The 52 weeks ended November 1, 2003 include a $36.5 million gain resulting from extinguishment of debt on consummation of the Plan of Reorganization in which NSC provided consideration to the prepetition noteholders equal to $59.5 million in cash and $90.0 million in New 10.125% Senior Secured Notes.

     Income tax expense for the 52 weeks ended November 1, 2003 was $0.1 million compared to $2.8 million in the comparable period of the prior year, a decrease of $2.7 million. The effective rates for the 52 weeks ended November 1, 2003 and the comparable period of the prior year were 0.2% and 132.2%, respectively. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes, and pretax income for income tax return reporting purposes to Income Before Income Taxes and Cumulative Effect of an Accounting Change.

     The Company recorded net income, before the cumulative effect of an accounting change, of $24.1 million for the 52 weeks ended November 1, 2003, an improvement of $24.8 million from the net loss, before the cumulative effect of an accounting change, of $0.7 million in the comparable period of the prior year. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

     During the fiscal year ended November 1, 2003, the Company recorded a $139.9 million charge as the cumulative effect of an accounting change as a result of its adoption of SFAS No. 142 (see NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES to the notes to the consolidated financial statements included in
 Item 15 of this Form 10-K). This charge represented the write-off of goodwill from the original Acquisition of Pueblo, which was determined to be impaired.

     52 Weeks ended November 2, 2002 vs. 52 Weeks ended November 3, 2001

     On November 2, 2001 the Company changed its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. However, the discussion in this section is based, for the sake of comparability, on a 52-week period obtained by including the last quarter of the preceding fiscal year

     As of November 2, 2002, the Company operated a total of 47 supermarkets and 41 in-home movie and game entertainment locations in Puerto Rico and the
 U. S. Virgin Islands. During the fiscal year ended November 2, 2002, the Company closed one of its supermarkets in Puerto Rico. Additionally, the Company continued its reengineering including the remodeling process scheduled for its stores.

     Total sales for the 52 weeks ended November 2, 2002 were $588.2 million versus $576.6 million in the comparable period of the prior year, an increase of 2.0%. For the comparable 52 week periods, same store sales were $586.1 million for the year ended November 2, 2002 versus $570.0 million for the prior year, an increase of 2.8%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division increased 3.1% for the 52 weeks ended November 2, 2002 as compared to the same period of the prior year. The principal factors contributing to the increase in same store sales in the Retail Food Division were the Company's PuebloCard and the Company's repositioning efforts, both beginning in March of 2001. In-home Movie and Game Entertainment Division same store sales decreased 0.5% for the 52 weeks as compared to the same period in the prior year due to a decline in the number of new movie releases and in customer response to new releases for both rental and sell-through videos.

     Gross profit for the 52 weeks ended November 2, 2002 was $191.9 million versus $187.9 million for the comparable period of the prior year, an increase of $4.0 million. Gross profit for the Retail Food Division was $160.2 million for the 52 weeks ended November 2, 2002 compared to $156.4 million for the comparable period of the prior year, a $3.8 million increase. The $3.8 million increase in gross profit for the Retail Food Division was a result of the increase in sales. Gross profit for the Retail Food Division was 29.2% of sales in both the 52 weeks ended November 3, 2001 and the 52 weeks ended November 2, 2002. The gross profit for the In-home Movie and Game Entertainment Division for the 52 weeks ended November 2, 2002 was $31.7 million versus $31.5 million for the comparable period of the prior year, an increase of $0.2 million. The gross profit rate for the In-home Movie and Game Entertainment Division increased by 0.2%, to 79.6% in the 52 weeks ended November 2, 2002. The increase in the gross profit rate was a result of an increase in video rentals, which have a higher gross margin rate than product sales, as a percentage of total In-home Movie and Game Entertainment Division sales.

     Results for the 52 weeks ended November 2, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim. Hurricane Georges struck all of the Company's operating facilities on September 20 and 21, 1998. During fiscal year 2000, the Company settled the property portion of its hurricane insurance claims for approximately $42.0 million. The Company's insurance also includes business interruption coverage which provided for reimbursement for lost profits as a result of the storm. The business interruption portion of the Hurricane Georges insurance claim was settled in July of 2002 for $18.2 million after a prolonged appraisal process (similar to an arbitration process). The settlement resulted in the recognition of the $14.7 million gain, net of claim and appraisal expenses of $3.5 million.

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

      Reorganization items during the fiscal year ended November 2, 2002 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and NSC's noteholders on matters pertaining to NSC's Chapter 11 proceedings.

            Income tax expense for the 52 weeks ended November 2, 2002 was $2.8 million compared to a benefit of $9.8 million in the comparable period of the prior year, an increase of $12.6 million. The effective rates for the 52 weeks ended November 2, 2002 and the comparable period of the prior year were 132.2% and 46.0%, respectively. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between
 (Loss) Income Before Income Taxes Before Cumulative Effect of an Accounting Change for financial reporting purposes and pretax income for income tax return reporting purposes to (Loss) Income Before Income Taxes Before Cumulative Effect of an Accounting Change.

      Net loss for the 52 weeks ended November 2, 2002 was $0.7 million, an improvement of $10.8 million from the net loss in the comparable period of the prior year. Net loss for the 52 weeks ended November 3, 2001 was $11.5 million. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

Liquidity and Capital Resources

      NSC has no operations of its own, and its only assets are its equity interests in Pueblo and Pueblo Entertainment and inter-company notes issued to NSC by its subsidiaries that replaced inter-company notes issued at the time of the Acquisition. NSC has no source of cash to meet its obligations, including its obligations under the New 10.125% Senior Secured Notes ("New Notes"), other than payments by its subsidiaries on such inter-company notes, which are restricted and subordinated to Pueblo's and Pueblo Entertainment's obligations under the May 2003 Bank Agreement and to the trade creditors of Pueblo and Pueblo Entertainment. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo and Pueblo Entertainment to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo and Pueblo Entertainment are permitted to pay their inter-company interest on their inter-company notes payable to NSC in accordance with the terms thereof.

      The Company's financial restructuring and proceedings under Chapter 11 of the United States Bankruptcy Code are discussed in NOTES 1 and 5 to the consolidated financial statements included in Item 15 of this Form 10-K.

Off-balance sheet arrangements

      At November 1, 2003 the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.





Contractual Obligations

     The following table reflects a summary of obligations and commitments outstanding as of November 1, 2003 (dollars in thousands).

                                                   Payment due by period
                                  ---------------------------------------------------------------
                                                Less than                              More than
Contractual obligation              Total        1 year      1-3 years    3-5 years     5 years
-------------------------         -----------  -----------  -----------  -----------  -----------

Long-term debt                    $ 144,605    $   4,200    $   8,400    $  42,005    $  90,000
Capital lease obligations
  (including interest)               27,404        2,259        4,302        3,697       17,146
Operating lease obligations         143,863       13,471       25,707       21,229       83,456
Purchase obligations                 45,266       13,846       24,822        6,598            0
Other long-term liabilities
  (included on the Company's
  balance sheet):
    Deferred income taxes            17,176          620        2,284          956       13,316
    Reserve for self insurance        4,729            0          946          946        2,837
    Other long-term liabilities
      and deferred credits           28,180         (208)       2,923        1,856       23,609

                                  -----------  -----------  -----------  -----------  -----------
  Total                           $ 411,223    $  34,188    $  69,384    $  77,287    $ 230,364
                                  ===========  ===========  ===========  ===========  ===========

       Long-term debt - for a discussion, refer to NOTE 5 -- DEBT to the notes of the Company's consolidated financial statements included in Item 15 of this Form 10-K.

       Capital lease obligations - for a discussion, refer to NOTE 6 - LEASES to the notes of the Company's consolidated financial statements included in Item 15 of this Form 10-K.

       Operating lease obligations - includes operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts included in the table are future minimum lease payments and exclude such direct operating costs. For a discussion, refer to NOTE 6 -- LEASES to the notes of the Company's consolidated financial statements included in Item 15 of this Form 10-K.

       Purchase obligations - the Company's purchase obligations include two contracts. Of the total $45,266 obligation, $37,804 relates to a contract to purchase merchandise to be sold in the Company's supermarkets in Puerto Rico. This contract has a term of five years with an expiration date of June 30, 2007. The contract stipulates a minimum purchase requirement over the 5 year term of the agreement, in cases (as defined by the agreement), and can be automatically extended by either the Company or the supplier for an additional term until such time as the minimum purchase requirement is met by the Company. Management anticipates the purchase requirement will be met during the 5 year term of the agreement. The remaining $7,462 relates to a contract to purchase supplies. This contract has a three year term with an expiration of December 31, 2005. The contract stipulates a minimum purchase requirement of $9.0 million over its term. This contract also stipulates that if, upon expiration or termination of the contract for any reason, the Company has not purchased $9.0 million in products, the Company shall pay to the supplier an amount equal to 1% of the minimum purchase requirement not achieved. The above purchase obligations have been apportioned by year in the table above based on estimates of current purchasing and price levels.

       Deferred income taxes - for a discussion, refer to NOTE 7 - INCOME TAXES to the notes of the Company's consolidated financial statements included in Item 15 of this Form 10-K.

       Other long-term liabilities and deferred credits - for a discussion, refer to NOTE 4 -- OTHER LIABILITIES AND DEFERRED CREDITS to the notes of the Company's consolidated financial statements included in Item 15 of this Form 10-K.

      Company operations, along with its available credit facility, are expected to provide adequate liquidity for the Company's operational needs.

      On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and NSC entered into an Amended and Restated Guarantor General Security Agreement. The initial term of the May 2003 Bank Agreement expires June 22, 2008 and will continue thereafter on a year-to-year basis unless sooner terminated. The borrowers granted the 2003 Bank Lender a security interest in all assets, tangible and intangible, owned or hereafter acquired or existing as collateral. In addition, the May 2003 Bank Agreement is collateralized by a pledge of the capital stock of, and inter-company notes issued by, the Company's operating subsidiaries.

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

      The May 2003 Bank Agreement provides both a revolving loan (with amounts available based on a borrowing base formula, not to exceed, except in the lender's discretion, $35.0 million outstanding including the total of borrowed money and letters of credit) and term loans facilities for various specified purposes and in certain specified amounts, aggregating $45.0 million. The borrowing base formula is discussed in NOTE 5 -- DEBT to the notes of the Company's consolidated financial statements included in Item 15 of this Form 10-K.

      Funding took place on June 5, 2003 at which time the existing bank debt for borrowed money outstanding was repaid in full and the 2003 Bank Lender lent the operating subsidiaries a total of approximately $57.4 million, $12.4 million of which was borrowed under the revolving credit facility. See
 NOTE 5 -- DEBT to these consolidated financial statements included in Item 15 of this Form 10-K. Debt issuance costs associated with the May 2003 Bank Agreement totaled $3.3 million.

      As of November 1, 2003, the Company had borrowings of $11.4 million under its May 2003 revolving credit facility. During Fiscal 2003, the Company had borrowings under both the April 1997 and May 2003 revolving credit facilities (See NOTE 5 - DEBT to the consolidated financial statements included in Item 15 of this Form 10-k). The weighted average per annum interest rate on these borrowings for the 52 weeks ended November 1, 2003 and November 2, 2002 was 5.851% and 5.927%, respectively. After giving effect to outstanding standby letters of credit in the amount of $3.3 million, as of November 1, 2003, the borrowing availability on a revolving basis under the terms of the May 2003 Bank Agreement was $9.2 million.

      As to cash provided or used during Fiscal 2003 the following pertains:

      Cash provided by operating activities was $9.2 million during the 52 weeks ended November 1, 2003 compared to $21.8 million in the comparable period of the prior year. The decline is primarily a result of the Company recording a $14.7 million gain, during the 52 weeks ended November 2, 2002, upon settlement of the business interruption portion of its Hurricane Georges insurance claim. This decrease was partially offset by a decrease in cash used for components of working capital.

      Net cash used in investing activities was $4.0 million and $7.4 million during the 52 weeks ended November 1, 2003 and the comparable period of the prior year, respectively. The decrease is a result of a decrease in purchases of property and equipment, net of proceeds from sales of property and equipment, during the 52 weeks ended November 1, 2003 as compared to the comparable period of the prior year. The primary reason for the decrease is the construction of the new supermarket and new in-home movie and game entertainment store, for which the majority of the capital expenditures occurred during the fiscal year ended November 2, 2002.

      Net cash used in financing activities was $22.6 million for the 52 weeks ended November 1, 2003 while net cash provided by financing activities was $1.4 million in the prior year. Upon consummation of the Plan of Reorganization, the Company paid consideration to the holders of its Notes and Series C Senior Notes totaling $59.5 million in cash and $90.0 million in New 10.125% Senior Secured Notes. Also as part of its Plan of Reorganization, the Company received a capital contribution from its equity holders totaling $15.0 million and additional financing related to its May 2003 Bank Agreement, $45.0 million, principal amount, of term loans. The Company also repaid its existing revolving credit facility, which totaled $32.0 million on November 2, 2002, and borrowed funds under its May 2003 Bank Agreement.

      Working capital as of November 1, 2003 was a deficit of $16.8 million, a decrease of $12.1 million from the deficit of $4.7 million as of November 2, 2002, producing a current ratio of 0.81:1 and 0.95:1, respectively. Upon consummation of its Plan of Reorganization, the Company replaced its existing revolving credit facility with the new revolving credit facility under the terms of its May 2003 Bank Agreement. During the 52 weeks ended November 1, 2003, the Company decreased its net borrowings under its revolving credit facility.

      The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $500,000 for 7 of its locations and $250,000 for all other locations. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of November 1, 2003 and is anticipated to be funded with cash provided by operating activities.

      Capital expenditures for Fiscal 2004 are expected to be approximately $5.3 million. This capital program (which is subject to continuing change and review) includes the remodeling of certain existing locations, and updating of equipment and software.




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


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. A hypothetical change of 10% in the Company's effective interest rate for its revolving credit borrowings from Fiscal 2003 levels, would increase/decrease interest expense by approximately $0.1 million.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See pages F-1 through F-31 appearing at the end of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

      In addition, Company management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting and there have been no changes during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.









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


Directors
---------
Name                             Age   Position
----                            ----   --------
William T. Keon, III . . . . . 57    Director and Chairman of the Board of
                                      Directors; President and Chief Executive
                                      Officer; Chairman of the Executive
                                      Committee

Steven I. Bandel . . . . . . . 50    Director; Member of the Executive
                                     Committee and Chairman of the Audit and
                                     Risk Committee; Chairman of the
                                     Compensation and Benefits Committee

Cristina Pieretti  . . . . . . 51    Director; Member of the Audit and Risk
                                      Committee


Executive Officers
------------------
William T. Keon, III . . . . . 57    President and Chief Executive Officer

Daniel J. O'Leary  . . . . . . 57    Executive Vice President and Chief
                                      Financial Officer, Chief Accounting
                                      Officer and Assistant Secretary

Fernando J. Bonilla  . . . . . 43    Vice President, General Counsel and
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

      Steven I. Bandel has been a Director of the Company since the Acquisition. He was appointed to the Executive Committee in October 1995 and Chairman of the Audit and Risk Committee in July 2002. Since 1995, Mr. Bandel has held several senior management positions at companies within the Cisneros Group, with responsibilities in the areas of finance and business development. Mr. Bandel has the title of President and Chief Operating Officer of the Cisneros Group. He is also a member of the board of directors of America Online Latin America, Inc. In addition, the Board of Directors has determined that Steven I. Bandel qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, but is not "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and any person performing similar functions (the "Senior Financial Officers"). The Company has filed a copy of this Code of Ethics as Exhibit 14.1 to this Form 10-K. The Company intends to satisfy its disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for any Senior Financial Officer by posting such information on its website or as otherwise provided by the Securities Exchange Act of 1934 and the rules there under.


ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid or distributed by the Company through November 1, 2003 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the most highly compensated executive officers of the Company serving at November 1, 2003 (the "named executive officers") for services rendered to the Company during each of the last three fiscal years, if applicable. All compensation was paid by Pueblo.


                                    SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)
                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III, (6)         2003        545,962      701,100     23,000(2)     37,412(1)
   President and Chief            2002        518,846      945,547     22,614(2)     44,235(1)
   Executive Officer              2001(5)     384,616      240,000     15,021(2)     11,538(1)


Daniel J. O'Leary (6)             2003        297,327      235,550     25,735(3)          -
   Executive Vice President;      2002        281,846      219,162     18,904(3)          -
   Chief Financial Officer        2001(5)     203,846            -     10,413(3)          -


Fernando Bonilla (6)              2003        147,981       47,410     11,690(4)          -
   Vice President; General        2002        140,723       40,230     11,998(4)          -
   Counsel; Secretary             2001(5)     103,846       15,000      9,355(4)          -




NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company's matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $10,650, $10,264, and $5,521 and an automobile allowance in the amount of $12,350, $12,350, and $9,500 for Fiscal 2003, Fiscal 2002, and
      the 40 weeks ended November 3, 2001, respectively.

(3) Includes costs related to the reimbursement of executive medical expense of $15,335, $8,504, and $2,413 and an automobile allowance in the amount of $10,400, $10,400, and $8,000 for Fiscal 2003, Fiscal 2002, and the 40
      weeks ended November 3, 2001, respectively.

(4) Includes costs related to the reimbursement of executive medical expense of $2,590, $2,898, and $2,355, and an automobile allowance in the amount of $9,100, $9,100, and $7,000 for Fiscal 2003, Fiscal 2002, and the 40
      weeks ended November 3, 2001, respectively.

(5)  Represents the 40 weeks ended November 3, 2001.

(6) Effective March 15, 2003, the employment arrangements for Messrs. Keon, O'Leary and Bonilla were formalized in retention agreements.


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

Table 1.     Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------
125,000 . . . . . .    6,250    12,500      18,750     25,000     31,250     37,500     43,750

150,000 . . . . . .    7,500    15,000      22,500     30,000     37,500     45,000     52,500

175,000 . . . . . .    8,750    17,500      26,250     35,000     43,750     52,500     61,250

200,000 . . . . . .   10,000    20,000      30,000     40,000     50,000     60,000     70,000


Table 2.     Supplemental Executive Retirement Plan


                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------
150,000 . . . . . . .       -      7,446    22,446     37,446     29,946     22,446     15,086
200,000 . . . . . . .       -     17,446    37,446     57,446     47,446     37,446     27,586
250,000 . . . . . . .   4,946     32,446    59,946     87,446     77,446     67,446     57,586
300,000 . . . . . . .  12,446     47,446    82,446    117,446    107,446     97,446     87,586
350,000 . . . . . . .  19,946     62,446   104,946    147,446    137,446    127,446    117,586
400,000 . . . . . . .  27,446     77,446   127,446    177,446    167,446    157,446    147,586
450,000 . . . . . . .  34,946     92,446   149,946    207,446    197,446    187,446    177,586
500,000 . . . . . . .  42,446    107,446   172,446    237,446    227,446    217,446    207,586
550,000 . . . . . . .  49,946    122,446   194,946    267,446    257,446    247,446    237,586
600,000 . . . . . . .  57,446    137,446   217,446    297,446    287,446    277,446    267,586
650,000 . . . . . . .  64,946    152,446   239,946    327,446    317,446    307,446    297,586
700,000 . . . . . . .  72,446    167,446   262,446    357,446    347,446    337,446    327,586
750,000 . . . . . . .  79,946    182,446   284,946    387,446    377,446    367,446    357,586
800,000 . . . . . . .  87,446    197,446   307,446    417,446    407,446    397,446    387,586
850,000 . . . . . . .  94,946    212,446   329,946    447,446    437,446    427,446    417,586
900,000 . . . . . . . 102,446    227,446   352,446    477,446    467,446    457,446    447,586
950,000 . . . . . . . 109,946    242,446   374,946    507,446    497,446    487,446    477,586
1,000,000 . . . . . . 117,446    257,446   397,446    537,446    527,446    517,446    507,586
1,050,000 . . . . . . 124,946    272,446   419,946    567,446    557,446    547,446    537,586
1,100,000 . . . . . . 132,446    287,446   442,446    597,446    587,446    577,446    567,586
1,150,000 . . . . . . 139,946    302,446   464,946    627,446    617,446    607,446    597,586
1,200,000 . . . . . . 147,446    317,446   487,446    657,446    647,446    637,446    627,586
1,250,000 . . . . . . 154,946    332,446   509,946    687,446    677,446    667,446    657,586
1,300,000 . . . . . . 162,446    347,446   532,446    717,446    707,446    697,446    687,586
1,350,000 . . . . . . 169,946    362,446   554,946    747,446    737,446    727,446    717,586
1,400,000 . . . . . . 177,446    377,446   577,446    777,446    767,446    757,446    747,586
1,450,000 . . . . . . 184,946    392,446   599,946    807,446    797,446    787,446    777,586
1,500,000 . . . . . . 192,446    407,446   622,446    837,446    827,446    817,446    807,586

      Compensation covered by the qualified Retirement Plan is equal to the total compensation paid to an employee during a plan year prior to any reduction under a salary reduction agreement entered into by the employee pursuant to a plan maintained by the employer which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), or pursuant to a plan maintained by the employer which qualifies under Section 125 of the Code. Compensation in excess of $200,000 shall be disregarded, provided, however, that such $200,000 limitation shall be adjusted at the same time and in such manner as the maximum compensation limit is adjusted under Section 401(a)(17) of the Code.

      Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $200,000 limit is not applicable.

      The estimated years of credited service and age, respectively, for purposes of calculating benefits through November 1, 2003 for Mr. Keon is ten and 57, respectively, and for Mr. O'Leary is six and 56, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table. Mr. Keon's retention agreement calls for some pension benefit adjustments for employment under the common controlled ownership group.

Compensation Committee Interlocks and Insider Participation

      Mr. Bandel served as a member of the Compensation and Benefits Committee of the Board of Directors of the Company during all of the fiscal years ended November 1, 2003 and November 2, 2002. Mr. Keon served as a member of the Compensation and Benefits Committee through July 2002, at which time he resigned from the Committee. Mr. Keon also served as an officer of the Company during the fiscal years ended November 1, 2003 and November 2, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)    Security Ownership of Certain Beneficial Owners

      As discussed in Part II, Item 5 - Market for the Registrant's Common Equity and Related Shareholder Matters, NSC is a wholly-owned subsidiary of Holdings.

      The following table sets forth certain information regarding the beneficial ownership of more than 5% of the common stock of Holdings as of the date of this filing. By virtue of its ownership of the Holdings common stock, the following entity may be deemed to own a corresponding percentage of NSC's common stock.

                                   Shares Beneficially Owned
                                 ---------------------------
       Name and Address            Number          Percent
-------------------------------  ----------       ----------
 Parkside Investments LLC
   Corporation Trust Center
   1209 Orange Street
   Wilmington, Delaware 19801       1,000           100.0%

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

(c)   Changes in Control

      The borrowings outstanding under the May 2003 Bank Agreement are collateralized by a pledge of the assets of the Company's operating subsidiaries and by the capital stock of, and inter-company notes issued by, the Company's operating subsidiaries.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES


Fees Paid to the Independent Auditor

        The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the Company's independent public accountant, for the audit of the Company's annual financial statements ended November 1, 2003 and November 2, 2002, and fees for other services rendered by Deloitte & Touche LLP during those periods (dollars in thousands).

                                         52 weeks ended
                                    -------------------------
                                    November 1,   November 2,
                                       2003          2002
                                    -----------   -----------
     Audit fees                     $     293     $     275
     Audit-related fees                    69            44
     Tax fees                              42           287
     All other fees                         -           307
                                    -----------   -----------
        Total                       $     404     $     913
                                    ===========   ===========


        For purposes of the preceding table, the professional fees are classified as follows:

  * Audit Fees are fees for professional services performed for the audit of the Company, a review of financial statements included in the Company's 10-Q filings, services provided in connection with the audit of certain of NSC's operating subsidiaries' annual financial statements for statutory and regulatory filings or engagements, and services that generally only the Company's independent public accountant reasonably can provide, such as rent certification letters.

  * Audit-Related Fees are fees for assurance and related services that traditionally are performed by the Company's independent public accountant. More specifically, these include: employee benefit plan audits and consultation concerning financial accounting and reporting standards.

  * Tax Fees are fees for all professional services performed by professional staff in the Company's independent public accountant's tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. The fees billed during the fiscal year ended November 2, 2002 include services related to NSC's fiscal year end change, which occurred on November 2, 2001.

  * All Other Fees are fees for other permissible work performed that does not meet the above category descriptions, primarily assistance with the preparation and appraisal of the Company's Hurricane Georges business interruption insurance claim.

Audit and Risk Committee Pre-Approval Policies

      The Audit and Risk Committee currently does not have any pre-approval policies or procedures concerning services performed by Deloitte & Touche LLP. All the services performed by Deloitte & Touche LLP that are described above were pre-approved by the Audit and Risk Committee. Less than 50% of the hours expended on Deloitte & Touche LLP's engagement to audit the Company's financial statements for the fiscal years ended November 1, 2003 and November 2, 2002 were attributed to work performed by persons other than Deloitte & Touche LLP's full-time, permanent employees.





























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


  (A)  Documents filed as part of this report:
                                                                        Page
     (1)  Consolidated Financial Statements:

          Independent Auditors' Report                                        F - 1

          Consolidated Balance Sheets                          F - 2 through  F - 3

          Consolidated Statements of Operations                               F - 4
          Consolidated Statements of Cash Flows                               F - 5
          Consolidated Statements of Stockholder's Equity                     F - 6

          Notes to Consolidated Financial Statements           F - 7 through F - 31

      (2) Financial Statement Schedules:

          Schedule I - Financial Information of the Registrant  S - 1 through S - 3
          Schedule II - Valuation and Qualifying Accounts                     S - 4

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

        2.12                     AMENDED SCHEDULE G, FILED WITH THE U.S.
                                 BANKRUPTCY COURT FOR THE DISTRICT OF DELAWARE
                                 ON APRIL 1, 2003, TO THE AMENDED SUMMARY OF
                                 SCHEDULES, FILED WITH THE U.S. BANKRUPTCY
                                 COURT FOR THE DISTRICT OF DELAWARE ON JANUARY
                                 17, 2003 (INCORPORATED BY REFERENCE TO EXHIBIT
                                 99.1 TO THE COMPANY'S CURRENT REPORT ON FORM
                                 8-K DATED APRIL 9, 2003).

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

        4.6                      INDENTURE, DATED AS OF JUNE 5, 2003 BETWEEN
                                 THE COMPANY AND WILMINGTON TRUST COMPANY,
                                 AS TRUSTEE *******

        4.7                      SECURITY PLEDGE AND INTERCREDITOR AGREEMENT,
                                 DATED JUNE 5, 2003, BETWEEN THE COMPANY AND
                                 WILMINGTON TRUST COMPANY, AS TRUSTEE *******

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

       10.23                     EMPLOYMENT AGREEMENT, DATED FEBRUARY 28,
                                 1996, BETWEEN PUEBLO INTERNATIONAL, INC.
                                 AND EDWIN PEREZ**

       10.24                     AGREEMENT, DATED MARCH 1, 1996, BETWEEN
                                 PUEBLO INTERNATIONAL, INC. AND HECTOR G.
                                 QUINONES**

                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

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
                                 10-Q FOR THE QUARTER ENDED AUGUST 12, 2000)



                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------
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

       10.43                     GUARANTEE AGREEMENT (INCORPORATED BY REFERENCE
                                 TO EXHIBIT 99.11 TO THE COMPANY'S CURRENT
                                 REPORT ON FORM 8-K DATED FEBRUARY 18, 2003)

       10.44                     EXTENSION AND MODIFICATION AND SECURITY
                                 AGREEMENT WITH WESTERNBANK OF PUERTO RICO
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 99.10 TO
                                 THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED
                                 FEBRUARY 18, 2003)

       10.45                     AMENDMENT NO. 1 TO LLC AGREEMENT (INCORPORATED
                                 BY REFERENCE TO EXHIBIT 99.12 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                 2003)

       10.46                     SUBORDINATION AGREEMENT (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 99.13 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                 2003)

       10.47                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND WILLIAM T KEON III
                                 *******

       10.48                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND DANIEL O'LEARY
                                 *******

       10.49                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND FERNANDO J. BONILLA
                                 *******

       10.50                     AMENDED AND RESTATED GUARANTOR AND GENERAL
                                 SECURITY AGREEMENT, DATED MAY 23, 2003, BY
                                 NSC IN FAVOR OF WESTERNBANK OF PUERTO RICO
                                 *******






                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

       10.51                     LOAN AND SECURITY AGREEMENT, DATED AS OF MAY
                                 23, 2003 ("MAY 2003 BANK AGREEMENT") ENTERED
                                 INTO BY AND BETWEEN WESTERNBANK OF PUERTO RICO,
                                 PUEBLO INTERNATIONAL, LLC, FLBN CORPORATION
                                 (F/K/A. XTRA SUPER FOOD CENTERS, INC., PUEBLO
                                 ENTERTAINMENT, INC., XTRA MERFER CORPORATION,
                                 CARIBAD, INC. AND ALL TRUCK, INC. *******

       14.1                      CODE OF ETHICS FOR NUTRITIONAL SOURCING
                                 CORPORATION, PUEBLO INTERNATIONAL, LLC,
                                 PUEBLO ENTERTAINMNET, INC. FLBN CORPORATION,
                                 AND CARIBAD, INC (FILED HEREWITH)

       31.1                      CEO CERTIFICATION PURSUANT TO SECTION 302 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

       31.2                      CFO CERTIFICATION PURSUANT TO SECTION 302 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

       32.1                      CEO CERTIFICATION PURSUANT TO SECTION 906 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

       32.2                      CFO CERTIFICATION PURSUANT TO SECTION 906 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)


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

*****   Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 27, 2001.

****** Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended November 3, 2001.

******* Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended November 2, 2002.

         (B)   Reports on Form 8-K:

               None.


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

NUTRITIONAL SOURCING CORPORATION

Dated:  January 28, 2004          /s/ Daniel J. O'Leary
                                  Daniel J. O'Leary,
                                  Executive Vice President
                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
----------------                ------------------------------    ------------
/s/ William T. Keon, III        Chairman, President and Chief
William T. Keon, III            Executive Officer

/s/ Daniel J. O'Leary           Executive Vice President, Chief
Daniel J. O'Leary               Financial Officer and Chief
                                Accounting Officer

/s/ Evis H. Lois                Controller
Evis H. Lois

/s/ Steven I. Bandel            Director
Steven I. Bandel

/s/ Cristina Pieretti           Director
Cristina Pieretti






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Nutritional Sourcing Corporation:

 We have audited the accompanying consolidated balance sheets of Nutritional Sourcing Corporation and subsidiaries (the "Company") as of November 1, 2003 and November 2, 2002, and the related consolidated statements of operations, cash flows, and stockholder's equity, for the fifty two weeks ended November 1, 2003 and November 2, 2002, and the forty weeks ended November 3, 2001. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 1, 2003 and November 2, 2002, and the results of its operations and its cash flows for the fifty two weeks ended November 1, 2003 and November 2, 2002, and the forty weeks ended November 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

 As discussed in Note 1 to the consolidated financial statements, effective November 3, 2002, the Company changed its method of accounting for goodwill and other intangibles to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

 Deloitte & Touche LLP
 Miami, Florida
 December 18, 2003















                                    F-1
            NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                       November 1, November 2,
                                                           2003       2002
                                                       ----------- -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $     651  $  17,992
   Accounts receivable, net of allowance for doubtful
      accounts of $410 at November 1, 2003 and $321 at
      November 2, 2002                                       2,735      3,226
   Inventories                                              51,718     51,660
   Prepaid expenses                                          8,156     11,018
   Deferred income taxes                                    10,218     15,014
                                                         ---------   ---------
   TOTAL CURRENT ASSETS                                     73,478     98,910
                                                         ---------   ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                     6,404      6,307
   Buildings and improvements                               43,089     40,092
   Furniture, fixtures and equipment                        99,651    101,497
   Leasehold improvements                                   43,307     44,511
   Construction in progress                                  1,009      5,278
                                                         ---------   ---------
                                                           193,460    197,685
   Less accumulated depreciation and amortization          112,953    106,558
                                                         ---------   ---------
                                                            80,507     91,127
   Property under capital leases, net                       10,745     11,720
                                                         ---------   ---------
   TOTAL PROPERTY AND EQUIPMENT                             91,252    102,847

GOODWILL                                                     5,621    145,477
DEFERRED INCOME TAXES                                          682          0
TRADE NAMES                                                 26,574     26,574
DEFERRED CHARGES AND OTHER ASSETS                           16,827     17,943
                                                         ---------   ---------
   TOTAL ASSETS                                          $ 214,434  $ 391,751
                                                         =========   =========








                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    F-2
             NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                       November 1, November 2,
                                                           2003       2002
                                                      ----------- ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES
   Revolving credit facility                            $  11,355   $  32,000
   Current portion term loans                               4,200           -
   Accounts payable                                        43,018      44,387
   Accrued interest                                         3,724          73
   Accrued expenses                                        18,768      16,106
   Salaries, wages and benefits payable                     8,661      10,358
   Current obligations under capital leases                   596         704
                                                        ---------   ---------
   TOTAL CURRENT LIABILITIES                               90,322     103,628


CAPITAL LEASE OBLIGATIONS, net of current portion          10,996      11,591
LONG-TERM DEBT - TERM LOANS, net of current portion        39,050           -
NOTES PAYABLE                                              90,000           -
RESERVE FOR SELF-INSURANCE CLAIMS                           4,729       5,240
DEFERRED INCOME TAXES                                      17,176      21,152
OTHER LIABILITIES AND DEFERRED CREDITS                     28,180      29,226
                                                        ---------   ---------
   TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE            280,453     170,837
                                                        ---------   ---------
LIABILITIES SUBJECT TO COMPROMISE                               -     186,208
                                                        ---------   ---------
   TOTAL LIABILITIES                                    $ 280,453   $ 357,045
                                                        ---------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)

STOCKHOLDER'S EQUITY
   Common stock, $.10 par value; 200 shares
      authorized and issued                                     -           -
   Additional paid-in capital                             106,500      91,500
   Accumulated deficit                                   (172,519)    (56,794)
                                                        ---------    ---------
   TOTAL STOCKHOLDER'S EQUITY                             (66,019)     34,706
                                                        ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 214,434   $ 391,751
                                                        =========   ==========



                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    F-3
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands)

                                                   52 weeks ended
                                        ------------------------------------   40 weeks
                                                                 (unaudited)     ended
                                        November 1, November 2,  November 3,   November 3,
                                            2003        2002          2001        2001
                                        ----------   ----------   ----------   -----------
Net sales                               $ 571,336    $ 588,179    $ 576,593    $ 433,342
Cost of goods sold                        387,797      396,239      388,686      290,997
                                        ----------   ----------   ----------   ----------
   GROSS PROFIT                           183,539      191,940      187,907      142,345

OPERATING EXPENSES
Selling, general and
 administrative expenses                  156,428      154,371      155,107      116,541
Gain on insurance settlement                    -      (14,693)           -            -
Store Closings- exit costs                    546          246            -            -
Depreciation and amortization              23,505       28,260       30,824       22,671
                                        ----------   ----------   ----------   ----------
   OPERATING PROFIT                         3,060       23,756        1,976        3,133

Interest expense on debt
  (does not include
  contractual interest
  expense on pre-petition
  debt totaling approximately
  $10,000 and 2,700 for the 52 weeks
  ending November 1, 2003, and
  November 2, 2002, respectively)          (8,161)     (19,126)     (22,148)     (16,967)
Interest expense on capital
 lease obligations                         (1,748)      (1,820)      (1,786)      (1,409)
Interest and investment
 income, net                                  178          291          659          415
Reorganization items                       (5,654)        (995)           -            -
Gain on early extinguishment of debt       36,508            -            -            -
                                        ----------    ---------   ----------   ----------
   INCOME (LOSS) BEFORE INCOME TAXES
      & CUMULATIVE EFFECT OF AN
      ACCOUNTING CHANGE                    24,183        2,106      (21,299)     (14,828)

Income tax (expense) benefit                  (52)      (2,785)       9,806        6,612
                                        ----------   ----------   ----------   ----------
   INCOME (LOSS) BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE       24,131         (679)     (11,493)      (8,216)

Cumulative effect of an
    accounting change                    (139,856)           -            -            -

                                        ----------   ----------   ----------   ----------
   NET LOSS                             $(115,725)   $    (679)   $ (11,493)   $  (8,216)
                                        ==========   ==========   ==========   ==========









                 The accompanying notes are an integral part of these
                           consolidated financial statements.

                                    F-4
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                                               Fiscal Year Ended
                                                       -----------------------------------  40 Weeks
                                                                               (unaudited)   Ended
                                                       November 1, November 2, November 3, November 3,
                                                         2003        2002         2001        2001
                                                       ----------  ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(115,725)  $   (679)   $ (11 493)   $  (8,216)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Cumulative effect of an accounting change          139,856           -           -            -
      Gain on early extinguishment of debt               (36,508)          -           -            -
      Depreciation and amortization of property           15,622      15,771      17,717       12,635
      Amortization of intangibles, other assets
      and inventories                                      7,883      12,489      13,108       10,036
      Amortization of bond discount                            -         873         938          733
      (Benefit) provision for deferred income taxes          137       1,266     (18,159)      (6,203)
      Gain on disposal of property and equipment, net         (8)        (39)        (48)         (31)
      Adjustments to goodwill                                  -           -       6,943            -
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                              428         224         108       (1,327)
            Inventories                                   (5,683)     (2,814)     (3,759)      (5,843)
            Prepaid expenses and other current assets      2,862      (2,021)      1,203       (1,622)
            Other assets                                  (1,315)      1,373       1,270          919
         (Decrease) increase in:
            Accounts payable, accrued expenses and
             accrued interest                              4,945      (4,097)     (4,932)     (29,016)
            Salaries, wages and benefits payable          (1,697)      2,496           -            -
            Other liabilities and deferred credits
             and reserve for self-insurance claims        (1,557)     (3,043)       (98)        1,014
                                                         ---------   ---------  ---------   ----------
   Net cash provided by (used in) operating activities     9,240      21,799       2,798      (26,921)
                                                         ---------   ---------  ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                    (4,027)     (7,391)     (6,569)      (5,271)
   Proceeds from disposal of property and equipment            8          39          50           31
                                                         ---------   ---------  ---------   ----------
   Net cash used in investing activities                  (4,019)     (7,352)     (6,519)      (5,240)
                                                         ---------   ---------  ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations          (703)       (624)       (634)        (503)
   Purchase of Senior Notes due 2003                     (59,464)          -        (139)           -
   (Repayments) borrowings of Revolver                   (32,000)      2,000           -            -
   Borrowings under May 2003 Bank Credit
      Facility, net of repayments                         11,355           -           -            -
   Principal borrowings on term loans, net of repayments  43,250           -           -            -
   Proceeds from capital contribution                     15,000           -           -            -
                                                         ---------   ---------  ---------   ----------
  Net cash (used in) provided by financing activities    (22,562)      1,376        (773)        (503)
                                                         ---------   ---------  ---------   ----------
Net (decrease) increase in cash and cash equivalents     (17,341)     15,823     ( 4,494)     (32,664)

Cash and cash equivalents at beginning of period          17,992       2,169       6,663       34,833
                                                         ---------   ---------  ---------   ----------
Cash and cash equivalents at end of period                $  651    $ 17,992   $   2,169    $   2,169
                                                         =========   =========  ==========  ==========


Cash paid for reorganization items:                       $2,885    $  2,033   $       -    $       -
                                                         =========   =========  ==========  ==========


          The accompanying notes are an integral part of these
                    consolidated financial statements
                                    F-5
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
             Fiscal years ended November 1, 2003 and November 2, 2002,
                      and 40 weeks ended November 3, 2001,
                              (Dollars in thousands)


                                              Additional                         Total
                                   Common      Paid-in       Accumulated     Stockholder's
                                   Stock       Capital         Deficit          Equity
                                  ---------  ------------   -------------   -------------

Balance at January 27, 2001              -   $   91,500     $   (47,899)    $    43,601

   Net loss for the 40 weeks
    Ended November 3, 2001               -            -          (8,216)         (8,216)
                                  ---------  -----------    -------------   -------------
Balance at November 3, 2001              -       91,500         (56,115)         35,385

   Net loss for the year                                           (679)           (679)
                                  ---------  -----------    -------------   -------------
Balance at November 2, 2002              -       91,500         (56,794)         34,706

   Capital contribution                  -       15,000                          15,000
   Net loss for the year                 -            -        (115,725)       (115,725)
                                  ---------  -----------    -------------   -------------

Balance at November 1, 2003              -   $  106,500     $  (172,519)    $   (66,019)
                                  =========  ===========    =============   =============





























              The accompanying notes are an integral part of these
                       consolidated financial statements

                                   F-6
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Organization

       The consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly-owned subsidiaries (the "Company"). NSC is a wholly-owned subsidiary of PXC&M Holdings, Inc. Through its subsidiaries, Pueblo International, LLC and Pueblo Entertainment, Inc., NSC operates retail supermarkets and in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands.

       Effective November 2, 2001, the Company changed its fiscal year end to the Saturday closest to October 31. Previously, the Company's fiscal year ended on the Saturday closest to January 31. Consequently, the third comparable fiscal period being presented is the 40 weeks ended November 3, 2001. The fiscal years ended November 1, 2003 and November 2, 2002 ("Fiscal 2003" and "Fiscal 2002" respectively) were both 52-week years.


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

      The creditors' actions were taken as a result of NSC not paying the August 1, 2002 interest payment on its $177,283 in notes outstanding which were due in August of 2003. The interest was not paid as a result of NSC's operating subsidiaries not paying interest they owed to NSC; this non-payment was consented to by the operating subsidiaries' lender banks at the time.

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

      On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and NSC entered into an Amended and Restated Guarantor General Security Agreement (collectively the "May 2003 Bank Agreement") with the lender there under (the "2003 Bank Lender"). Funding took place on June 5, 2003 (For a complete discussion, see NOTE 5 - DEBT to these consolidated financial statements).

      Also on June 5, 2003, NSC consummated its emergence from bankruptcy pursuant to an April 30, 2003 confirmation order from the Court.


                                   F-7
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

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

      Reorganization items reflected in the Statement of Operations for the fiscal years ended November 1, 2003 and November 2, 2002 are composed primarily of professional fees directly related to the bankruptcy case.

      Inter-company accounts and transactions are eliminated in consolidation.


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


Inventories

      Inventories held for sale are stated at the lower of cost or market. The cost of inventories held for sale is determined, depending on the nature of the product, either by the last-in, first-out (LIFO) method or by the first-in, first-out (FIFO) method. In-home movie and game rental inventories are recorded at cost, net of accumulated amortization. In-home movies and games held for rental were previously amortized over 52 weeks on a straight-line basis. During the 52 weeks ended November 1, 2003, the Company re-evaluated and changed the estimated useful life of these movies and games from one year to six months. This change resulted in a charge of $932 to depreciation and Amortization during the year and is a result of the average rental life of tapes and games decreasing.





                                    F-8
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

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


Goodwill and Trade names

      Goodwill previously represented the excess of cost over the then estimated fair value of the net tangible and other intangible assets acquired in connection with the 1993 purchase of all the outstanding series of the common stock of Pueblo International, Inc. (the "Acquisition"). Trade names acquired at the time of the Acquisition were recorded based on valuations by independent appraisers. Goodwill and tradenames were being amortized using the straight-line method over periods of 40 years.

      During the first quarter of Fiscal 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, beginning November 3, 2002, goodwill and trade names are no longer amortized as a recurring charge to earnings and will thereafter be tested, at least annually, for impairment. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. This impairment test was calculated at the reporting unit level, which are the retail food division and the in-home movie and game entertainment division for the Company. The goodwill impairment test has two steps: the first, identifies potential impairments by comparing the fair value of a reporting unit to its book value including
 goodwill.    Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its in-home movie and game entertainment division. Additionally, no impairment was indicated for trade names.






                                    F-9
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The second step of the impairment test calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The third party evaluator performed step two of the impairment test, and as a result of this analysis, the evaluator determined that the retail food division goodwill was entirely impaired. This loss was recorded as a cumulative effect of an accounting change during the 16 weeks ended February 22, 2003.

     The following table summarizes changes in the Company's goodwill balance during the 52 weeks ended November 1, 2003):

                                                                    In-home
                                                                   Movie and
                                                       Retail      Game Enter-
                                                        food        tainment   Consol-
                                                       division      division    idated
                                                      ----------   ----------  ----------
       Balance at November 2, 2002                    $ 139,856     $  5,621   $ 145,477
          Cumulative effect of an accounting change
            accounting change                          (139,856)           -    (139,856)
                                                      ----------   ----------  ----------
       Balance at November 1, 2003                    $       -     $  5,621   $   5,621
                                                      ==========   ==========  ==========

      The following table provides the comparable after-tax effect on net loss due to goodwill and trade names no longer being amortized pursuant to SFAS No. 142:

                                        52 weeks ended                        40 weeks ended
                                    ----------------------------------------  --------------
                                    November 1,   November 2,   November 3,     November 3,
                                       2003          2002          2001            2001
                                                                (unaudited)
                                    -----------   -----------   -----------   --------------
Reported net loss                   $ (115,725)   $     (679)   $  (11,493)    $    (8,216)
Add:
      Goodwill amortization                  -         4,740         4,805           3,643
      Trade names amortization               -           866           866             666
      Cumulative effect of an
       accounting change               139,856             -             -              -
                                    -----------   -----------   -----------   --------------
Adjusted net income (loss)          $   24,131   $    4,927    $   (5,822)    $    (3,907)
                                    ===========   ===========   ===========   ==============










                                    F-10
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insurance

      The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review, by the Company and its independent actuary, of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $500 per occurrence for general liability claims for seven of the Company's retail locations and to $250 per occurrence for general liability at all other locations and for certain workers compensation claims. The Company maintains insurance coverage for claims in excess of the self-insurance amounts. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was approximately $4,300 at both November 1, 2003 and November 2, 2002, and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was approximately $1,000 at both November 1, 2003 and November 2, 2002. It is included in the consolidated balance sheets caption entitled Salaries, wages, and benefits payable.

Revenue Recognition

      The Company has two primary operating segments: retail food sales and in-home movie and game rentals and sales.

      Retail food sales - Revenues from the sale of products are recognized at the point of sale to the Company's customers. The discount earned by customers by using their preferred loyalty card is recorded as a reduction to the sales price to the customer. Rental income from in-store rental arrangements is recorded as a reduction of selling, general, and administrative expenses.

      In-home movie and game rentals and sales - Revenues from in-home movie and game rentals and sales are recognized at the point of rental/sale. Late fees for in-home movie and game rentals are written off if not collected after sixty days.

Vendor Allowances

      Vendor allowances consist primarily of promotional, advertising, exclusivity and slotting allowances. The Company uses vendor allowances to fund pricing promotions, advertising expenses and slotting expenses. Vendor allowances and credits relating to the Company's buying and merchandising activity are recorded in cost of sales and are recognized as earned according to the underlying agreement, inventory movement and time.






                                    F-11
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

      Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued in July of 2001. If an impairment is identified, the assets carrying amount is adjusted to fair value. During the 52 weeks ended November 1, 2003, the Company recorded a charge of approximately $1,200 as a result of a review of its long-lived assets as required by SFAS No. 144. The long-lived assets that were written down included the assets of two under-performing stores in the Company's Retail Food Division. The write down of these impaired assets is included as Depreciation and amortization in the Company's consolidated financial statements.

Pre-Opening Expenses

      Store pre-opening expenses are charged to operations as they are incurred.

Advertising Expenses

      Advertising expenses are charged to operations as they are incurred. During the fiscal years ending November 1, 2003 and November 2, 2002, and the 40 weeks ended November 3, 2001, advertising expenses were approximately $7,919, $9,400, and $6,600, respectively.

Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires reporting the future tax consequences of deferred tax assets and liabilities. These deferrals are caused by temporary differences. Temporary differences occur when the tax law requirements for the timing of recognition and measurements differs from the timing of recognition and measurements required in the financial statements.

Earnings Per Common Share

      NSC is a wholly-owned subsidiary of PXC&M Holdings, Inc. ("Holdings") with a total of 200 shares of common stock issued and outstanding. Earnings per share is not meaningful to the presentation of the consolidated financial statements and is therefore excluded.











                                    F-12
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. According to FASB Concepts Statement No. 6, Elements of Financial Statements, a liability is defined as a probable future sacrifice of economic benefit arising from present obligations of a particular entity to transfer assets or provide services to other entities in the future as a result of past transactions or events. An obligation becomes a present obligation when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle a liability.
 Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The provisions of SFAS No. 146 did not have a material impact on the consolidated financial statements.

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


NOTE 2 -- INVENTORIES

      The cost of approximately 82% and 76% of total inventories at November 1, 2003 and November 2, 2002, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was approximately $2,800 and $2,500 as of November 1, 2003 and November 2, 2002, respectively.


                                    F-13
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 3 -- DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consists of the following:

                                            November 1,    November 2,
                                               2003           2002
                                           ------------  -------------
Favorable leases and leasehold interest     $   9,531      $   11,355
Franchise fees and rights                       2,952           3,395
Debt issue costs, including bank fees           2,664           1,224
Other                                           1,680           1,969
                                           ------------  -------------
Deferred charges and other assets           $  16,827      $   17,943
                                           ============  =============

      Favorable leases and leasehold interest represent the difference between the rent required per the leases and the higher value of rents in the market at the time of the acquisition of the leases (mostly as part of the Acquisition). This asset is being amortized on a straight-line basis over the life of the particular lease.

      Franchise fees and rights include the unamortized portion of the franchise fees paid to the franchiser when each in-home movie and game entertainment store was opened and the unamortized portion of the step up in basis set up at the time of the Acquisition. The franchise rights were valued at approximately $7,500 at the time of the Acquisition and are being amortized over 17 years.

      Debt issue costs, including bank fees consist of the following:

      The $2,664 as of November 1, 2003 is the un-amortized portion of bank fees paid in connection with establishing the Company's May 2003 Bank Agreement (see Note 5 -- DEBT). They are being amortized through June 22, 2008, when the initial term expires.

      The $1,244 as of November 2, 2002 includes the un-amortized portion of bond issue costs (fees, attorney costs, etc.) incurred in connection with Senior Notes issued at the time the Company was acquired in 1993 and Series C Senior Notes issued in 1997, and the un-amortized portion of the bank fees paid in connection with the April 1997 Bank Credit Agreement. The bank fees were amortized through January 30, 2003, when the agreement expired. The bond issue costs were amortized through June 5, 2003 when the refinancing transaction took place.

      Other includes, primarily, utility and other deposits required by the Puerto Rico and U.S. Virgin Islands power utilities and a trust to provide funding for a former employee's severance benefits.





                                    F-14
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 4 -- OTHER LIABILITIES AND DEFERRED CREDITS

     Other liabilities and deferred credits consists of the following:

                                                 November 1,    November 2,
                                                    2003           2002
                                                ------------  -------------
Retirement benefits and compensation:
  Deferred pension plan contribution             $    7,414     $   8,440
  Supplemental Employee Retirement Plan (SERP)        6,329         5,696
  Deferred supplemental pension                         534           646
  Deferred compensation                                 635           671

Real Estate Related:
  Deferred gain on sale/leaseback                     6,148         6,324
  Deferred escalation in leases                       4,515         3,850


Other                                                 2,605         3,599
                                                ------------  -------------
Other liabilities and deferred credits           $   28,180    $   29,226
                                                ============  =============

      Deferred pension plan contribution and Supplemental Employee Retirement Plan ("SERP") represents the long-term reserves for benefits payable under the Company's Retirement Plan and SERP. For a complete discussion of the Company's liabilities pursuant to these plans, see NOTE 8 - RETIREMENT BENEFITS.

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



                                       F-15
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

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

      Other includes deferred allowances, which represents the unamortized long-term portion of vendor allowance contracts and deposits due tenants, which represent the amounts received from tenants/subtenants at the Company's retail locations for security deposits, last months rent, and property insurance reserves.

NOTE 5 -- DEBT

      Total debt consists of the following:

                                              November 1,    November 2,
                                                  2003           2002
                                              -----------    -----------
10.125% Senior Secured Notes due 2009           $ 90,000     $        -
Term Loans                                        43,250              -
Revolving Credit Facility                         11,355              -
Notes and Series C Senior Notes due 2003,
   net of unamortized discount of $1,052
   at November 2, 2002                                 -        176,231

Revolving Credit Facility due 2003                     -         32,000
                                              ------------   -----------
                                                 144,605        208,231
Less:
 Current portion, not subject to compromise      (15,555)       (32,000)
 Liabilities subject to compromise                     -       (176,231)
                                              ------------   -----------
Long-term debt, net                             $129,050      $       -
                                              ============   ===========


      The accompanying balance sheet as of November 2, 2002 includes the $176,231 above and $9,977 of interest payable on the Notes and Series C Senior Notes in Liabilities Subject to Compromise.







                                       F-16
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

Revolving Credit Facility and Term Loans

            On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and NSC entered into an Amended and Restated Guarantor General Security Agreement (collectively the "May 2003 Bank Agreement") with the 2003 Bank Lender. The May 2003 Bank Agreement provides both a revolving loan and term loans facilities. The initial term of the May 2003 Bank Agreement expires June 22, 2008 and will continue on a year-to-year basis unless sooner terminated. The borrowers granted the 2003 Bank Lender a security interest in all assets, tangible and intangible, owned or hereafter acquired or existing as collateral. In addition, the May 2003 Bank Agreement is collateralized by a pledge of the capital stock of, and inter-company notes issued by the Company's operating subsidiaries.

      The Company is required, under the terms of the May 2003 Bank Agreement, to meet certain financial covenants, including minimum consolidated net worth (as defined) levels, minimum working capital (as defined) levels, minimum earnings before net interest, income taxes, depreciation and amortization (EBITDA) as defined, minimum net revenues, a minimum fixed charge coverage ratio (as defined) and maximum debt to EBITDA ratio (as defined). The May 2003 Bank Agreement also contains certain other restrictions, including restrictions on additional indebtedness and the declaration and payment of dividends.

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





                                    F-17
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

     -  90 % of the Net Amount of Eligible Accounts plus.
     -  Up to the lesser of (A) 65% of the Value of Eligible Inventory or
        (B) 80% of the "Net Recovery Percentage" for Eligible Inventory, plus.
     -  Up to 100% of Pledged Cash, less.
     -  Any Availability Reserves.
     - Provided that, except in the Lender's discretion, the aggregate amount of Revolving Loans at any time outstanding shall not exceed $35,000.

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

      In addition, the facility provides for the Lender to charge, monthly, an Unused Line Fee of 0.5%, per annum, based on the difference between $30,000 and the sum of the average daily principal balance of the loans and letters of credit outstanding under the facility.

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

      Availability under the revolver was as follows as of November 1, 2003:

      Total availability                                           $25,655
      Less:
        Required excess availability reserve                        (1,800)
      Availability net of excess availability reserve               23,855
      Less:
        Letters of credit outstanding as of November 1, 2003        (3,316)
        Borrowed money as of November 1, 2003                      (11,355)
      Availability at November 1, 2003                            $  9,184
                                                                  =========

      The term loan facility in the May 2003 Bank Agreement provides for 3 term loans totaling $45,000 as follows:

      Term loan A                   $  4,000
      Term loan B                     36,000
      Term loan C                      5,000




                                    F-18
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

      Term loan A was for the purpose of remodeling, relocating or opening new retail stores and purchasing new equipment for same in the original principal amount of up to the lesser of $4,000 or 70% of Eligible Construction Costs plus 70% of the equipment cost. The loan was drawn based on the costs of the Company's new supermarket and in-home movie and game entertainment outlet both of which opened on November 20, 2002. The loan is repayable in 60 equal monthly payments of principal with final payment due on June 1, 2008.

      Term loan B was for the purpose of partially refinancing existing indebtedness of the operating subsidiaries to the Company and for working capital in the lesser amount of $36,000 or 75% of the Net Fair Market Value of Eligible Real Property owned by the operating subsidiaries. Equal monthly repayments of principal are calculated on the basis of 180 months with the final payment being due on June 1, 2008.

     Term loan C was for working capital of the operating subsidiaries and in the lesser amount of $5,000 or 50% of the Net Value of Eligible Leaseholds. The loan is repayable in 60 equal monthly payments of principal with final payment due on June 1, 2008.

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

     Annual maturities of the Company's debt are as follows (in thousands):

            Fiscal Year Ending                    Amount
            ------------------                ----------
            October 30, 2004                  $  4,200
            October 29, 2005                     4,200
            October 28, 2006                     4,200
            November 3, 2007                     4,200
            November 1, 2008                    37,805
            October 31, 2009                    90,000
                                              ----------
             Total                            $144,605
                                              ==========

     Total interest paid on debt was approximately $4,700, $12,400, and $19,200 for the Fiscal 2003, Fiscal 2002, and the 40 weeks ended November 3, 2001, respectively. Interest payable was $3,724 and $10,050 as of November 1, 2003 and November 2, 2002, respectively. Of the $10,050 of interest payable as of November 2, 2002, $9,977 was classified as liabilities subject to compromise.



                                    F-19
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

Emergence From Bankruptcy and New 10.125% Senior Secured Notes:

      On June 5, 2003, NSC emerged from Chapter 11 bankruptcy proceedings by consummating its Plan of Reorganization (the "Plan") which had been confirmed by the Court on April 30, 2003. The Plan was consummated by providing the following consideration to the prepetition noteholders:

Principal amount of New 10.125% Senior Secured Notes    $ 90,000
Cash Consideration                                        59,464
                                                        --------
                                                              $149,464
                                                              ========

     As a result of the consummation of the Plan, the Company recorded a gain of approximately $36,508, as follows:

     Liabilities subject to compromise                       $ 186,208
     Consideration provided (see above)                       (149,464)
     Unamortized debt issuance costs and other assets             (236)
                                                             ----------
        Gain from extinguishment of debt                     $  36,508
                                                             ==========

     The New 10.125% Senior Secured Notes are due August 1, 2009 with interest payable February 1 and August 1 of each year commencing February 1, 2004. Interest is payable to holders of record on the July 15th and January 15th prior to each interest payment date. The New 10.125% Senior Secured Notes are secured, subordinate to the 2003 Bank Lender, by the equity of all First-tier subsidiaries of NSC and the inter-company notes between the Company and its operating subsidiaries. In addition, certain real property of the operating subsidiaries is collateral for one of the inter -company notes. The inter-company notes are subordinate to both the 2003 Bank Lender and the trade creditors of the operating subsidiaries.

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

      The proceeds of the pre-petition notes which were issued in 1993 and
 1997 were advanced to the operating subsidiaries.   At the time NSC emerged
 from bankruptcy on June 5, 2003 these advances were canceled and new inter-company notes were issued which are equal in amount, in total, to the New 10.125% Senior Secured Notes. The new inter-company notes consist of a $70,000 restated subordinated inter-company real estate note due to NSC from Pueblo International, LLC and a $20,000 subordinated inter-company note due to NSC from Pueblo Entertainment, Inc.





                                    F-20
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

      The source of the $59,464 of Cash Consideration consisted of $15,000 from the holders of Existing Equity and $44,464 from the Company. Existing Equity refers to the pre-petition owners of NSC's equity interests. These owners retained ownership of 100% of equity when NSC emerged from bankruptcy. The source of the Company cash was Company funds and proceeds from the May 2003 Bank Agreement.


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

      The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

      Property recorded as assets under capital leases consists of real estate as follows:

                                       November 1,         November 2,
                                          2003                2002
                                     ---------------     --------------
Real estate                            $   18,367           $   19,192
Less accumulated depreciation               7,622                7,472
                                     ---------------     --------------
Property under capital leases, net     $   10,745            $  11,720
                                     ===============     ==============

      Depreciation of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statements of operations. Minimum rentals payments to be made under noncancelable leases at November 1, 2003 as well as rent to be received as lessor of owned property and as lessor in sublease rentals of portions of leased property are as follows:









                                    F-21
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 6 -- LEASES (Continued)

                                      Capital      Operating     Operating
                                       Lease         Lease         Lease
                                      Payments      Payments      Receipts
       Fiscal Years Ending          (As Lessee)   (As Lessee)   (As Lessor)
--------------------------------   ------------  ------------  ------------
October 30, 2004                     $  2,259      $ 13,471      $    137
October 29, 2005                        2,176        13,261           108
October 28, 2006                        2,126        12,446            84
November 3, 2007                        1,944        11,122            68
November 1, 2008                        1,753        10,107            56
October 31, 2009 and thereafter        17,146        83,456           395
                                   ------------  ------------  ------------
                                       27,404      $143,863      $    848
                                                 ============  ============
Less executory costs                        -
                                   -----------
   Net minimum lease payments          27,404
Less amount representing interest      15,812
                                   -----------
Present value of net minimum lease
   payments under capital lease
   obligations                         11,592
Less:  current portion                    596
                                    ----------
Capital lease obligations,
   net of current portion            $ 10,996
                                    ==========

Sublease rental receipts to be received from capital and operating leases:
                                     Capital       Operating
                                      Leases         Leases
                                   -----------   ------------
Total minimum sublease rentals
   to be received in the future       $   837       $  8,351
                                   ===========   ============

      Rent expense and the related contingent rentals under operating leases were approximately $17,200 and $200 for Fiscal 2003, respectively, $16,200 and $200 for Fiscal 2002, respectively, and $11,800 and $200 for the 40 weeks ended November 3, 2001, respectively.

      Contingent rentals under capital leases, which are directly related to sales, were approximately $80 for Fiscal 2003, $60 for Fiscal 2002, and $30 for the 40 weeks ended November 3, 2001, respectively. Interest paid on capital lease obligations was approximately $1,748 for Fiscal 2003, $1,820 for Fiscal 2002, and $1,409 for the 40 weeks ended November 3, 2001.

      Sublease rental income for operating and capital leases was approximately $4,300 for both Fiscal 2003 and Fiscal 2002, and $3,700 for the 40 weeks ended November 3, 2001.
                                   F-22
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 7 -- INCOME TAXES

      As described in NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.

      The components of income tax expense (benefit) are as follows:

                         52 weeks         52 weeks        40 weeks
                           ended            ended          ended
                         November 1,     November  2,    November 3,
                           2003             2002            2001
                         -----------     -----------    ------------
Current
   Federal                $  (254)          $ 1,012         $ (429)
   State                       (1)                7             (3)
   U.S. Possessions           170               500             23
                         -----------     -----------    ------------
                              (85)            1,519           (409)
                         -----------     -----------    ------------
Deferred
   Federal                    492               (85)        (1,785)
   State                        4                (1)           (12)
   U.S. Possessions          (359)            1,352         (4,406)
                         -----------     -----------    ------------
                              137             1,266         (6,203)
                         -----------     -----------    ------------
     Total income tax
     expense (benefit)    $    52         $   2,785       $ (6,612)
                         ===========     ===========    ============























                                  F-23
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 7 -- INCOME TAXES (Continued)

      The significant components of the deferred tax assets and liabilities are as follows:

                                           November 1,      November 2,
                                              2003             2002
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $ 6,632           $ 7,012
   Employee benefit plans                    9,303            10,040
   Property and equipment                    7,398             6,852
   Accrued expenses and other liabilities
      and deferred credits                   9,831            11,863
   Other operating loss and tax credit
      carry forwards                        21,120            12,325
   All other                                 6,536             2,654
   Valuation Allowance                     (15,980)           (4,686)
                                         ---------------  --------------
      Total deferred tax assets             44,840            46,060
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                  (12,903)          (13,803)
   Tradenames                              (19,697)          (19,693)
   Operating leases                         (7,069)           (7,905)
   Inventories                              (7,064)           (7,267)
   Other assets                             (2,177)           (2,501)
   Accrued expenses and other liabilities
      and deferred credits                  (2,206)           (1,029)
                                         ---------------  --------------
    Total deferred tax liabilities         (51,116)          (52,198)
                                         ---------------  --------------
      Net deferred tax liabilities        $ (6,276)       $   (6,138)
                                         ===============  ==============


      SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management believes that some portion of the deferred tax assets will not be realized based on this criterion. Consequently, the Company has recorded a valuation allowance of approximately $15,980 as of November 1, 2003 and $4,686 as of November 2, 2002.









                                    F-24
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 7 -- INCOME TAXES (Continued)

      A reconciliation of the difference between actual income tax expense, and income taxes computed at U.S. Federal statutory tax rates is as follows:

                                   52 weeks     52 weeks      40 weeks
                                    ended         ended        ended
                                   November 1,  November 2,  November 3,
                                     2003           2002         2001
                                   -----------  -----------  -----------
U.S. Federal Statutory rate of 35%
   applied to pretax income (loss)   $  8,465      $    738    $ (5,190)
Foreign Income taxes (benefit)
    expense                            (7,726)         (957)     (6,324)
Non Taxable Gain-Debt Restructure     (12,785)            -           -
Provision for Valuation of Deferred
    Tax Asset                          11,294           898         788
Non deductible items                      541         3,109       2,456
Foreign Tax Credits                         0          (530)        (34)
Branch taxes (possession - PR
   US/VI)                                 121          (195)        549

All others, net                           142          (278)      1,143
                                   -----------  -----------  -----------
Income tax expense (benefit)         $     52     $   2,785    $ (6,612)
                                   ===========  ===========  ===========

      The Company's operations are located in U.S. possessions where they are subject to U.S. and local taxation.

      As of November 1, 2003, the Company has unused net operating loss carryforwards of approximately $13,800 and $40,700 and $219 available to offset future taxable income in the U.S. Virgin Islands, Puerto Rico, and United States, respectively, through fiscal years 2023, 2010, and 2023, respectively. Utilization of the tax net operating loss carryforward may be limited each year.

      The Company also has unused alternative minimum tax credits in the amount of approximately $200 and $400 to offset future income tax liabilities in Puerto Rico and United States, respectively. This credit is carried forward indefinitely.

      Total income taxes paid were approximately $608 for Fiscal 2003, $1,200 for Fiscal 2002 and $45 for the forty weeks ended November 3, 2001.







                                    F-25
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS

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

      Net pension cost under the Retirement Plan includes the following components:

                                   Fiscal Year  Fiscal Year    40 Weeks
                                      ended        ended        ended
                                   November 1,   November 2,  November 3,
                                      2003          2002         2001
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,214    $   1,658    $   1,119
Interest cost on projected
   benefit obligation                   1,664        1,717        1,293
Expected return on plan
   assets                                (831)      (1,048)      (1,166)
Net amortization and
   deferrals                               (6)          (6)        (135)
Recognized net actuarial
   (gain)/loss                            136            0            0
                                   -----------  -----------  -----------
   NET PENSION COST                 $   2,177    $   2,321    $   1,111
                                   ===========  ===========  ===========

     The discount rates used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 6.5%, 7.0%, and 7.25% for the fiscal years ended November 1, 2003, November 2, 2002 and November 3, 2001 (40 weeks), respectively. The average expected long-term rate of return on plan assets and rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the Retirement Plan are 9.0% and 5.0%, respectively, for all fiscal periods presented above.









                                    F-26
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

      The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows:

                                              November 1,      November 2,
                                                 2003             2002
                                            ---------------  -------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
vested benefits of $19,660 at November 1,
2003 and $16,463 at November 2, 2002              $20,776     $    17,619
                                           ===============  ==============

Plan assets at fair value - beginning of
 the year/period                                  $10,427     $    12,040
Actual return on plan assets                          305          (2,333)
Employer contributions                              3,645           2,719
Benefits paid                                      (2,101)         (1,999)
                                           ---------------  --------------
Plan assets at fair value - end of the
 year/period                                       12,276          10,427
                                           ---------------  --------------
Projected benefit obligation for service
 rendered to date - beginning of the
 year/period                                      (27,639)        (24,773)
Service cost                                       (1,214)         (1,658)
Interest cost                                      (1,664)         (1,717)
Actuarial gain/(loss)                               1,948          (1,490)
Benefits paid                                       2,101           1,999
                                           ---------------  --------------
Projected benefit obligation for service
 rendered to date - end of the year/period        (26,468)        (27,639)
                                           ---------------  --------------
      FUNDED STATUS                               (14,192)        (17,212)

Unrecognized net gain                               5,516           7,074
Unrecognized prior service cost                       (38)            (44)
                                            ---------------  -------------
      NET PENSION LIABILITY                 $      (8,714)     $  (10,182)
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

                                    F-27
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

       Net pension cost under the SERP includes the following components:

                                      Fiscal Year  Fiscal Year    40 weeks
                                         ended        ended         ended
                                       November 1, November 2,   November 3,
                                         2003           2002         2001
                                      -----------  -----------  ------------
Service cost - benefits earned
   during the year/period              $    363     $    323     $    274
Interest cost on projected
   benefit obligation                       413          376          255
Net amortization and deferrals                7            7          (41)
                                      -----------  -----------  ------------
      NET PENSION COST                 $    783     $    706     $    488
                                      ===========  ===========  ============

      The discount rate used in determining the actuarial present value of the net periodic pension cost for the SERP are 6.5%, 7.0%, and 7.25% for the fiscal years ended November 1, 2003, November 2, 2002, and November 3, 2001 (40 weeks), respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the net periodic pension cost for the SERP is 5.0% for all fiscal years presented above.


       The funded status and amounts recognized in the Company's consolidated balance sheets for the SERP are as follows:

                                              November 1,      November 2,
                                                 2003             2002
                                            ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $4,841 at November 1,
   2003 and $5,184 at November 2, 2002        $    4,969      $    5,308
                                            ===============  ==============
Projected benefit obligation for service
 rendered to date                             $   (6,483)     $   (6,062)
                                            ---------------  --------------
      FUNDED STATUS                               (6,483)         (6,062)
Unrecognized net gain                               (227)           (227)
Unrecognized prior service cost                        5              12
                                            ---------------  --------------
      NET PENSION LIABILITY                   $   (6,705)     $   (6,277)
                                            ===============  ==============






                                    F-28
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

      Change in benefit obligations was as follows:

                                              November 1,      November 2,
                                                 2003             2002
                                            ---------------  --------------
Benefit obligation as of beginning of the
 year/period                                    $  6,062      $    5,359
Service costs                                        363             323
Interest costs                                       413             376
Actuarial loss                                         0             313
Benefits paid                                       (355)           (309)
                                            ---------------  --------------
Benefit obligation as of end of the
 year/period                                    $  6,483      $    6,062
                                            ===============  ==============


      Change in plan assets were as follows:

                                              November 1,      November 2,
                                                 2003             2002
                                            ---------------  --------------
Fair value of assets as of beginning of the
 year/period                                     $     -      $       -

Employer contribution                                355            309
Benefits paid                                       (355)          (309)
                                            ---------------  --------------
Fair value of assets as of end of the
 year/period                                     $     -      $       -
                                            ===============  ==============

     The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico. Contributions to this plan are at the discretion of the Board of Managers of Pueblo. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States and the U. S. Virgin Islands. The cost of these plans are recognized in the year the cost is incurred. The Company recognized an expense of $541 and $767 for these plans during Fiscal 2003 and Fiscal 2002, respectively, and a net credit of $12 during the 40 weeks ended November 3, 2001.


NOTE 9 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses, a revolving credit facility and the 10.125% New Senior Secured Notes due in 2009.

      Cash equivalents, accounts receivable, accounts payable, accrued expenses - These accounts are carried at amounts that approximate their fair value due to their short-term nature.


                                    F-29
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 9 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      Revolving credit facility - Due to the variable interest rates, the fair value of the revolving credit facility approximates its carrying value.

      10.125% New Senior Secured Notes due in 2009 - The Company believes that the value of the 10.125% New Senior Secured Notes due in 2009 is highly speculative. At November 1, 2003, the Company estimates the fair value of these instruments was approximately $59,400 based on market quotes.


NOTE 10 -- CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.


NOTE 11 -- CONTINGENCIES

      At November 1, 2003, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


NOTE 12 -- GAIN ON INSURANCE SETTLEMENT

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

      The Company's insurance also includes business interruption coverage which provides for reimbursement for lost profits as a result of the storm. On December 1, 2000, the Company submitted to its insurance carriers an approximately $69,400 proof of loss for business interruption losses to its grocery stores and in-home movie and game entertainment outlets in Puerto Rico and the U.S. Virgin Islands (the "claim") as a result of Hurricane Georges. The claim was based on the Company's management's estimate of the impact the storm had on its business from the time the storm occurred through
 September 9, 2000, which   was, in management's opinion, the end of the
 applicable indemnity period. The claim was settled in July of 2002 for approximately $18,200 after a prolonged appraisal process (similar to an arbitration process). The settlement resulted in recording a gain, during Fiscal 2002, of $14,693, net of claim and appraisal expenses of approximately $3,500.
                                     F-30
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 13 -- DISCLOSURE ON OPERATING SEGMENTS

      The Company has two primary operating segments: retail food sales and in-home movie and game rentals and sales. The Company's retail food division consists of 46 supermarkets, 41 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster in-home movie and game entertainment stores for Puerto Rico and the U.S. Virgin Islands operated through 42 in-home movie and game entertainment stores, 40 of which are in Puerto Rico and 2 of which are in the U. S. Virgin Islands. Most of the in-home movie and game entertainment stores are adjacent to, or a separate section within, a retail food supermarket. Administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.

      Reportable operating segment financial information is as follows:

                                                       In-home Movie
                                                         and Game
                                  Retail Food          Entertainment           Total
                                  ------------         --------------       ------------

Fiscal Year Ended 2003
Net sales                         $  531,433           $  39,903          $   571,336
Depreciation and amortization **      16,475               7,030               23,505
Operating profit                         305               2,755                3,060
Total assets                         196,395              18,039              214,434
Capital expenditures                   3,890                 137                4,027
Video tape purchases                     N/A               4,823                4,823

Fiscal Year Ended 2002
Net sales                         $  548,285           $  39,894          $   588,179
Depreciation and amortization         21,039               7,221               28,260
Operating profit                      17,485 *             6,271 *             23,756 *
Total assets                         371,555              20,196              391,751
Capital expenditures                   7,320                  71                7,391
Video tape purchases                     N/A               5,611                5,611

40 weeks ended November 3, 2001
Net sales                         $  403,921           $  29,421          $   433,342
Depreciation and amortization         16,508               6,163               22,671
Operating profit                       1,158               1,975                3,133
Capital expenditures                   5,237                  34                5,271
Video tape purchases                     N/A               4,831                4,831

*  Includes a gain of $14,693 on the settlement of the business interruption portion of the Hurricane Georges insurance claim of which $13,421 was in the Retail Food segment and
 $1,272 was in the In-home Movie and Game Entertainment segment.

** Included in the Retail Food Division is a charge of approximately $400 for the write down of stores that were closed and a charge of approximately $1,200 for the write down of impaired assets of two under performing stores in accordance with SFAS no. 144.

      Because the Retail Food and In-Home Movie and Game Entertainment Divisions are not segregated by corporate entity structure, the operating segment amounts shown above do not represent totals for any subsidiary of the Company. All overhead expenses, including depreciation on assets of administrative departments, are allocated to operations. Amounts shown in the total column above correspond to amounts in the consolidated financial statements.
                                 F-31
                                                                     Schedule I
                        NUTRITIONAL SOURCING CORPORATION
                      BALANCE SHEETS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                  November 1,        November 2,
                                                           2003               2002
                                                      -------------      -------------
ASSETS

CURRENT ASSETS

Investment in and note receivable from subsidiaries       31,835              230,064
Other current assets                                          11                1,443
                                                      ------------        ------------
   TOTAL CURRENT ASSETS                                   31,846              231,507

DEFERRED INCOME TAXES                                          -                1,579
OTHER ASSETS                                                   -                  353
                                                      ------------        ------------
  TOTAL ASSETS                                         $  31,846           $  233,439
                                                      ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

10.125% SENIOR SECURED NOTES                              90,000                    -
   Inter-company accounts payable, net                     2,819               11,575
   Accrued expenses including interest                     5,046                    -
   Current deferred tax liability                              -                  950
                                                     -------------        -----------
  TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE             97,865               12,525

LIABILITIES SUBJECT TO COMPROMISE                              -              186,208
                                                     -------------        -----------
  TOTAL LIABILITIES                                       97,865              198,733
                                                     -------------        -----------
COMMITMENTS AND CONTINGENCIES                                  -                    -

                                                     -------------        -----------
STOCKHOLDER'S EQUITY                                     (66,019)              34,706
                                                     -------------        -----------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $    31,846           $  233,439
                                                     =============        ===========

                                (Continued)













                                       S-1

                        NUTRITIONAL SOURCING CORPORATION
                  STATEMENTS OF OPERATIONS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                        Fiscal Year Ended        40 weeks
                                                       ----------------------     ended
                                                       November 1, November 2,  November 3,
                                                          2003        2002          2001
                                                       ---------   ----------   -----------
Selling, general and administrative expenses                  -             3            -
                                                       ---------   ----------   -----------
OPERATING PROFIT (LOSS)                                       -            (3)           -

Interest expense on debt
(does not include contractual interest
  expense on pre-petition debt totaling
  approximately $10,000 and 2,700 for the 52 weeks
  ending November 1, 2003, and
  November 2, 2002, respectively                          (3,998)     (15,397)     (14,049)
Interest and investment income, net                       13,000       17,084       13,074
Equity in loss of unconsolidated subsidiaries           (154,952)        (757)      (8,433)
Reorganization items                                      (5,654)        (995)           -
Gain on early extinguishment of debt                      36,508            -            -
                                                       ----------   ----------   -----------
   LOSS BEFORE INCOME TAXES                             (115,096)         (68)      (9,408)

Income tax benefit (expense)                                (629)        (611)       1,192
                                                       ----------   ----------   -----------
   NET LOSS                                           $ (115,725)    $   (679)    $ (8,216)
                                                       ==========   ==========   ===========






























                                       S-2
                        NUTRITIONAL SOURCING CORPORATION
                 STATEMENTS OF CASH FLOWS-PARENT COMPANY ONLY
                            (Dollars in thousands)


                                                                 Fiscal Year Ended      40 weeks
                                                               ----------------------    ended
                                                              November 1,  November 2, November 3,
                                                                 2003          2002       2001
                                                               ----------  ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:                            (73,967)     (1,633)    (17,600)
                                                                ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                            118,442         755       8,433
                                                                ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                            (44,464)        873         733
                                                                ---------   ---------   ----------
Net increase (decrease) in cash and cash equivalents                  11          (5)     (8,434)

Cash and cash equivalents at beginning of period                       -           5       8,439
                                                                ---------   ---------   ----------
Cash and cash equivalents at end of period                       $    11     $     -    $      5
                                                                =========   =========   ==========



































                                        S-3
                                                                  Schedule II

                    NUTRITIONAL SOURCING CORPORATION
                    Valuation and Qualifying Accounts
       For the Fiscal Years Ended November 1, 2003 and November 2, 2002
                  and the 40 weeks ended November 3, 2001
                                 (Dollars in thousands)

                                    Balance at    Additions                      Balance
                                    Beginning     Charged to                     at End
                                     of Year/     Costs and                     of Year/
          Description                 Period       Expenses    Deductions (1)   Period (2)
-----------------------------      -----------   -----------  ---------------  -----------

Fiscal 2003
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $   9,559     $   2,203     $   2,745      $   9,017

Fiscal 2002
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  10,327     $   2,819     $   3,587      $   9,559

40 Weeks Ended November 3, 2001
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  10,980     $   2,896     $   3,549      $  10,327




(1)  Amounts consist primarily of payments on claims and related expenses.

(2)  Amounts represent both the current and long-term portions.