Form 10-Q
period 2004-02-21
NUTRITIONAL SOURCING CORP
filed 2004-03-26
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended February 21, 2004

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

      Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES X NO ___

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of March 26, 2004 -- 200.

















INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Condensed Consolidated Balance Sheets (Unaudited) -
            February 21, 2004 and November 1, 2003 . . . . . 		   3-4

Condensed Consolidated Statements of Operations (Unaudited) -
            Sixteen weeks ended February 21, 2004 and February 22, 2003.     5

Condensed Consolidated Statements of Cash Flows (Unaudited)-
            Sixteen weeks ended February 21, 2004 and February 22, 2003.     6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  7-10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 11-17

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .    17

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 17-20

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  20





























                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


                                                         (Unaudited)
                                            --------------------------------
                                              February 21,       November 1,
                                                 2004               2003
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $       97         $      651
   Accounts receivable, net of allowance for
    doubtful accounts of $377 at February 21,
    2004 and $410 at November 1, 2003             3,129              2,735
   Inventories                                   47,263             51,718
   Prepaid expenses                               7,754              8,156
   Deferred income taxes                         10,218             10,218
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          68,461             73,478
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,404              6,404
   Buildings and improvements                    45,657             45,633
   Furniture, fixtures and equipment            102,520            102,496
   Leasehold improvements                        43,797             43,670
   Construction in progress                       1,457              1,009
                                              ---------          ---------
                                                199,835            199,212
   Less accumulated depreciation
      and amortization                          122,547            118,705
                                              ---------          ---------
                                                 77,288             80,507
   Property under capital leases, net            10,447             10,745
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                  87,735             91,252

GOODWILL                                          5,621              5,621
DEFERRED INCOME TAX                                 682                682
TRADE NAMES                                      26,574             26,574
DEFERRED CHARGES AND OTHER ASSETS                16,616             16,827
                                              ---------          ---------
   TOTAL ASSETS                               $ 205,689          $ 214,434
                                              =========          =========









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.





 CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                      (Dollars in thousands, except share data)

                                                          (Unaudited)
                                             --------------------------------
                                               February 21,	      November 1,
                                                   2004              2003
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Revolving credit facility                   $   10,783         $   11,355
   Current portion term loans                       4,200              4,200
   Accounts payable                                41,195             43,018
   Accrued interest                                   745              3,724
   Accrued expenses                                17,078             18,768
   Salaries, wages and benefits payable             8,353              8,661
   Current obligations under capital leases           563                596
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                       82,917             90,322

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 10,824             10,996
LONG-TERM DEBT - TERM LOANS, net of
   current portion                                 38,000             39,050
NOTES PAYABLE                                      90,000             90,000
RESERVE FOR SELF-INSURANCE CLAIMS                   4,797              4,729
DEFERRED INCOME TAXES                              17,176             17,176
OTHER LIABILITIES AND DEFERRED CREDITS             28,189             28,180
                                               -----------        -----------

   TOTAL LIABILITIES                              271,903            280,453

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, and 5)

STOCKHOLDER'S DEFICIT
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                     106,500            106,500
   Accumulated deficit                           (172,714)          (172,519)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S DEFICIT                    (66,214)           (66,019)
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT    $  205,689         $  214,434
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











           		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (Dollars in thousands)

                                                        (Unaudited)
                                                      16 weeks ended
                                              -------------------------------
                                               February 21,      February 22,
                                                  2004              2003
                                              -------------     -------------
Net sales                                      $   175,209       $   186,365
Cost of goods sold                                 119,055           124,884
                                              -------------     -------------
  GROSS PROFIT                                      56,154            61,481

OPERATING EXPENSES
Selling, general and administrative expenses        45,669            50,952
Depreciation and amortization                        5,943             6,704
                                              -------------     -------------
  OPERATING PROFIT                                   4,542             3,825

Interest expense on debt (does not include
  contractual interest expense on pre-petition
  debt totaling approximately $5,200 for the
  16 weeks ended February 22, 2003)                 (4,209)           (1,531)
Interest expense on capital lease obligations         (521)             (539)
Interest and investment income, net                      8               155
Reorganization items                                     -            (1,678)
                                              -------------     -------------
  (LOSS) INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         (180)              232

Income tax expense (benefit)                            15               (31)
                                              -------------     -------------
  (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF AN
    ACCOUNTING CHANGE                                 (195)              263

Cumulative effect of an accounting change                -          (139,856)
                                              -------------     -------------
  NET LOSS                                     $      (195)      $  (139,593)
                                              =============     =============









            The accompanying notes are an integral part of these
                condensed consolidated financial statements.










                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                                                                             (Unaudited)
                                                                          16 weeks ended
                                                                  -------------------------------
                                                                    February 21,    February 22,
                                                                       2004             2003
                                                                  -------------    -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(195)        $(139,593)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Cumulative effect of an accounting change                       -           139,856
         Depreciation and amortization of property and equipment     4,293             4,596
         Amortization of intangible and other assets                 1,650             2,108
      Changes in operating assets and liabilities:
           Decrease (increase) in:
            Accounts receivable                                       (394)              541
            Inventories                                              3,161               661
            Prepaid expenses                                           402             2,135
            Other assets                                              (145)             (724)
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest (6,492)              445
            Salaries, wages and benefits payable                      (308)           (2,564)
            Other liabilities and deferred credits and
              reserve for self-insurance claims                         77               424
                                                             -------------     -------------
       Net cash provided by operating activities                     2,049             7,885
                                                             -------------     -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                             (776)           (2,100)
                                                              -------------     -------------
      Net cash used in investing activities                           (776)           (2,100)
                                                              -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                  (205)             (216)
     Repayments on April 1997 Bank Credit Facility                       -           (11,016)
     Repayments under May 2003 Bank Credit Facility                   (572)                -
     Repayments on Term Loans                                       (1,050)                -
                                                              -------------     -------------
      Net cash used in financing activities                         (1,827)          (11,232)
                                                              -------------     -------------
  Net decrease in cash and cash equivalents                           (554)           (5,447)

  Cash and cash equivalents at beginning of period                     651            17,992
                                                              -------------     -------------
  Cash and cash equivalents at end of period                    $       97       $    12,545
                                                              =============     =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                        $7,490            $1,110
    Income taxes, net of refunds                                        $0              $500
  Reorganization items                                              $1,731              $222






                     The accompanying notes are an integral part of these
                    condensed consolidated financial statements








NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

 NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly owned subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. The Company's fiscal year ends on the Saturday closest to October 31. Interim operating results for the first quarters (16 weeks) ended February 21, 2004 and February 22, 2003 are not necessarily indicative of results that may be expected for the full fiscal years. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 1, 2003. The Property and Equipment components of the balance sheet as of November 1, 2003, have been reclassified to record the gross cost and accumulated depreciation applicable to assets still used in the business, which were previously recorded at a net cost of zero. With respect to the unaudited financial statements for the first quarters (16 weeks) ended February 21, 2004 and February 22, 2003, it is the opinion of the management of the Company that all adjustments necessary to present a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the cumulative effect of an accounting change as detailed herein, were of a normal and recurring nature. Inter-company accounts and transactions are eliminated in consolidation.

In August 2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003. Consequently, the condensed consolidated statement of operations included herein for the 16 weeks ended February 22, 2003 includes the accounting treatment for the contractual interest expense for pre-petition debt and for reorganization items prescribed by the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7").

     The relief under Chapter 11 pertained to NSC only, not to it's operating subsidiaries.


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







NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 3 - GOODWILL AND TRADE NAMES

      Goodwill previously represented the excess of cost over the then estimated fair value of the net tangible and other intangible assets acquired in connection with the 1993 purchase of all the outstanding series of the common stock of Pueblo International, Inc. (the "Acquisition"). Trade names acquired at the time of the Acquisition were recorded based on valuations by independent appraisers. Goodwill and trade names were being amortized using the straight-line method over periods of 40 years.

During the first quarter (16 weeks) ended February 22, 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Accordingly, beginning November 3, 2002, goodwill and trade names are no longer amortized as a recurring charge to earnings and will thereafter be tested, at least annually, for impairment. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. This impairment test was calculated at the reporting unit level, which are the retail food division and the in-home movie and game entertainment division for the Company. The goodwill impairment test has two steps: the first, identifies potential impairments by comparing the fair value of a reporting unit to its book value including goodwill. Generally, fair value represents a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its in-home movie and game entertainment division. Additionally, no impairment was indicated for trade names. The second step of the impairment test calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The third party evaluator performed step two of the impairment test, and as a result of this analysis, the evaluator determined that the retail food division goodwill was entirely impaired. This loss was recorded as a cumulative effect of an accounting change during the first quarter (16 weeks) ended February 22, 2003. There wasn't any change in the Company's goodwill and trade names balance during the first quarter (16 weeks) ended February 21, 2004.


NOTE 4 -- DISCLOSURE OF OPERATING SEGMENTS

      The Company has two primary operating and reporting segments: the retail food division and the in-home movie and game entertainment division. The retail food division is headquartered in Puerto Rico, and consists of 46 supermarkets, 41 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. The in-home movie and game entertainment division consists of 42 in-home movie and game entertainment stores, 40 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the in-home movie and game entertainment stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Certain administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision-making process is based on its two product lines.









NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 4 -- DISCLOSURE OF OPERATING SEGMENTS (continued)

Reportable operating segment financial information is as follows:





                                                          In-home Movie
                                                               and Game
                                              Retail Food   Entertainment     Total
                                              -----------   -------------   ----------
For the 16 Weeks Ended and as of February 21, 2004:

Net sales                                     $  161,283    $  13,926       $ 175,209
Depreciation and amortization                      4,268        1,675           5,943
Operating profit (a)                               2,186        2,356           4,542
Total assets                                     189,438       16,251         205,689
Capital expenditures                                 746           30             776
In-home movie and game entertainment
   purchases                                        N/A         1,419           1,419

For the 16 Weeks Ended February 22, 2003:

Net sales                                     $  172,133    $  14,232       $ 186,365
Depreciation and amortization                      4,606        2,098           6,704
Operating profit (a)                               1,854        1,971           3,825
Capital expenditures                               2,077           23           2,100
In-home movie and game entertainment
   purchases                                         N/A        1,956           1,956

As of November 1, 2003:

Total assets                                  $  196,891    $  17,543       $ 214,434


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


NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2003 the Financial Accounting Standards Board's ("FASB"), Emerging Issues Task Force ("EITF"), confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers"("EITF 03-10"). EITF 03-10 did not impact the Company's existing accounting and reporting policies.





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. In December 2003, the FASB revised FIN 46 and extended the deadline for the adoption of the revised FIN 46 ("FIN 46R"). FIN 46R addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not have an interest in any variable interest entities.

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision ("No. 132R") requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations or financial position. However starting with the Company's next fiscal quarter end, SFAS No. 132R will require the Company to disclose on a quarterly basis its individual elements of net periodic benefit costs, such as service cost, interest cost, expected return on assets, amortization of prior service costs, etc. In addition, the disclosure for the employer's contribution paid, or expected to be paid during the current fiscal year, if significantly different from amounts previously disclosed.

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." This SAB revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The principal revisions relate to the rescission of interpretive material no longer necessary because of developments outside of the SEC within accounting principles generally accepted in the United States of America, and the incorporation of certain sections of the SEC's document entitled "Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers" into Topic 13. The adoption of SAB No. 104-did not have a material effect on the Company's consolidated financial statements or its existing revenue recognition policies.


NOTE 6 -- CONTINGENCIES

      At February 21, 2004, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business, which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company operates retail supermarkets and in-home movie and game entertainment stores ("In-home entertainment stores") in the Caribbean; specifically on the islands of Puerto Rico, St. Thomas and St. Croix, the latter two being part of the group of islands known as the U.S. Virgin Islands. The population in these markets has grown very slowly(i.e.: the 1990 U.S. Census indicated there were approximately 3.5 million people in Puerto Rico and the 2000 U.S. Census indicated there were approximately 3.8 million people in Puerto Rico).

The Company's strategy for both the supermarkets and the in-home entertainment businesses is to concentrate on improving the value offering in, and convenience at, it's existing locations rather than engaging in an aggressive expansion program. In both businesses this involves a greater variety of goods and services than that offered by competitors. Consequently, from January 2000 through February 21, 2004 the Company's supermarkets have decreased from 50 to 46. This net decrease of 4 stores is the result of closing 5 stores and opening one new store. The Company's in-home entertainment stores have decreased from 43 in January of 2000 to 42 as of February 21, 2004. This net decrease of 1 store is the result of closing 3 stores and opening 2 new stores.

For more detail concerning stores for the period from February 22, 2003 through February 21, 2004 see page 13 of this Form 10-Q. For the detail of activity for the fiscal year of 2000 through the end of fiscal year 2003 see
ITEM 2 - PROPERTIES in the Company's Form 10-K for the 52 weeks ended November 1, 2003, which was filed with the Securities and Exchange Commission on January 28, 2004.

The Company's supermarket markets have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, mass merchandisers, department stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which began entering the Puerto Rico and U.S. Virgin Islands markets in 1990 offering various grocery and general merchandise items, have also increased pricing pressures on supermarket retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other supermarket operators to increase prices and has intensified the competitive environment by causing such retailers to emphasize promotional activities and discount pricing to maintain or gain market share, in addition to improving cost and expense efficiencies at all levels.

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q:

Critical Accounting Estimates

There have been no material changes in the basis for, or method of computation of, the Company's critical accounting estimates since the year ended November 1, 2003. For a discussion of the Company's critical accounting estimates see the "Critical Accounting Estimates" section of ITEM 7 of the Company's Form 10-K for the year ended November 1, 2003 which was filed with the Securities and Exchange Commission on January 28, 2004.








Selected Operating Results
                                          (As a percentage of net sales)

<CAPTION)
                                                    16 WEEKS ENDED
                                             -------------------------
                                             February 21, February 22,
                                                2004         2003
                                             ----------   -----------
Net sales                                        100.0%        100.0%
Gross profit                                      32.0          33.0
Selling, general & administrative expenses        26.1          27.3
EBITDA, as defined (1)                             6.0           5.6
Depreciation & amortization                        3.4           3.6
Operating profit                                   2.6           2.1
Reorganization items                               0.0           1.0
(Loss)/Income before income taxes and
  cumulative effect of an accounting change       (0.1)          0.1
(Loss)/Income before cumulative effect of an
  accounting change                               (0.1)          0.1
Net loss                                          (0.1)        (74.9)


(1) EBITDA (as defined) represents earnings before interest, taxes, depreciation, amortization, reorganization items, and the cumulative effect of an accounting change. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the
      Company's liquidity and compliance with it's debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

 	Following is a reconciliation of Net Loss to EBITDA, as defined (dollars in thousands):

                                                             For the 16 weeks ended
                                                            ------------------------
                                                            February 22, February 21,
                                                               2004          2003
                                                            ------------ ------------
 Net Loss                                                   $     (195)  $ (139,593)
 Add/(Subtract):
 Cumulative effect of an accounting change                           -      139,856
 Income tax expense (benefit)                                       15          (31)
 Reorganization items                                                -        1,678
 Interest and investment income, net                                (8)        (155)
 Interest expense on capital lease obligations                     521          539
 Interest expense on debt                                        4,209        1,531
 Depreciation and amortization                                   5,943        6,704
                                                            ------------ ------------
 EBITDA (as defined)                                        $   10,485   $   10,529
                                                            ============ ============

Results of Operations

      As of February 21, 2004, the Company operated a total of 46 supermarkets and 42 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands. The history of store openings and closings from February 22, 2003 through the end of the first quarter of the current fiscal year on February 21, 2004, as well as the store composition, is set forth in the following tables:

Stores in Operation:
  At February 22, 2003 . . . . . . . . . . . . . . .     90

 Stores closed:
     Puerto Rico - Supermarket . . . . . . . . . .       1
     U.S. Virgin Islands - Supermarket . . . . . .       1
                                                    -------
 At February 21, 2004 . . . . . . . . . . .             88
                                                    =======


                                                   February 21,   February 22,
                                                       2004           2003
                                                   ------------   ------------
  Store Composition at Quarter-End:
     Supermarkets by location:
        Puerto Rico . . . . . . . . . . . . . . .           41            42
        U.S. Virgin Islands . . . . . . . . . . .            5             6
                                                        -------        -------
  Subtotal Supermarkets                                     46            48
                                                        =======        =======
    In-home movie and game entertainment
     stores by location:
       Puerto Rico . . . . . . . . . . . . . . . .          40            40
       U.S. Virgin Islands . . . . . . . . . . . .           2             2
                                                        -------        -------
  Subtotal In-home Movie and game
   entertainment stores                                     42            42
                                                        -------        -------
  Grand Total                                               88            90

                                                        =======        =======

	The following is the summary of total and comparable store sales:



                                         Percentage increase (decrease) in sales
                                       for the 16 weeks ended February 21, 2004 as
                                   compared to the 16 weeks ended February 22, 2003
                                   -----------------------------------------------------

Total Sales                                               (6.0)%
                                                       =========
Comparable Stores:

  Retail Food Division                                    (5.4)%
                                                       =========
  In-Home Movie and Game Entertainment Division           (2.6)%
                                                       =========

      Total Comparable Store Sales                        (5.1)%
                                                       =========

      Total sales for the first quarter (16 weeks) ended February 21, 2004 were $175.2 million versus $186.4 million for the 16 comparable weeks ended
February 22, 2003, a decrease of 6.0%, and same store sales decreased by 5.1%. For the first quarter (16 weeks) ended February 21, 2004, same store sales were $168.1 million versus $177.2 million for the 16 comparable weeks ended February 22, 2003. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division decreased 5.4% from the 16 comparable weeks ended February 22, 2003. The principal factors contributing to the decline in same stores sales in the Retail Food Division is continued growth in competition and a softening of the economy in both Puerto Rico and the U.S. Virgin Islands. The above factors have created severe pressure on the Company's retail food division as well as its competitors to reduce retail prices in the Company's markets. In-home Movie and Game Entertainment Division same store sales decreased 2.6% for the first quarter (16 weeks) as compared to the same periods in the prior year primarily due to a decline in rental revenue. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time whereas VHS tapes had generally been released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's are simultaneously released for rental and sale resulting in lower sell-through prices, which means prices that are low enough to allow an affordable sales price by the retailer to the consumer.
This sell-through price has accelerated consumer interest in the format but has also served to increase competition from mass merchant retailers.

      Gross profit decreased for the first quarter (16 weeks) ended February 21, 2004 by $5.3 million, to $56.2 million from $61.5 million for the 16 comparable weeks ended February 22, 2003, as a result of both a decline in sales and a decline in the rate of gross profit (as a percentage of sales). The rate of gross profit for the 16 weeks ended February 21, 2004 was 32.0% versus 33.0% for the 16 comparable weeks ended February 22, 2003, a decrease of 1.0%. The primary reason for the decline in the rate of gross profit is the reduction in retail prices in the retail food division as a result of the pricing pressures mentioned above.

      Selling, general and administrative expenses were $45.7 million for the first quarter (16 weeks) ended February 21, 2004 versus $51.0 million for the 16 comparable weeks ended February 22, 2003, a decrease of $5.3 million. This decrease was primarily the result of initiatives the Company took as part of its cost containment program to reduce costs, including steps to reduce administrative support costs, insurance, supply costs, repairs and maintenance, communications, advertising and store labor. For the first quarter (16 weeks) ended February 21, 2004, Selling, general and administrative expenses, as a percentage of net sales, decreased 1.3% as compared to the first quarter (16 weeks) ended February 22, 2003.

      Depreciation and amortization was $5.9 million for the first quarter (16 weeks) ended February 21, 2004 versus $6.7 million for the 16 comparable weeks ended February 22, 2003, a decrease of $0.8 million. The reason for this decrease is that during the fourth quarter of the fiscal year (52 weeks) that ended November 1, 2003, the Company closed two of its supermarkets and recorded a write down of impaired assets for two of its other supermarkets.

      Interest expense, net of interest income, increased by $2.8 million between the first quarter (16 weeks) ended February 21, 2004 and the 16 comparable weeks ended February 22, 2003, primarily as a result of an increase in interest expense on debt. As shown in the table below, the primary factor affecting the change in interest expense on debt, between the first quarter (16 weeks) ended February 21, 2004 and the 16 comparable weeks ended February 22, 2003, was the reorganization, which concluded on June 5, 2003. Included below is a more detailed summary of interest expense on debt for the 16 weeks ended February 21, 2004 and February 22, 2003 (dollars in thousands).








                                                               INTEREST EXPENSE ON DEBT
                                                             -----------------------------
                                                                For the 16 weeks ended
                                                             -----------------------------
                                                              February 21,    February 22
                                                                  2004            2003
                                                             --------------  -------------
Interest expense on debt:
  Old 9.5% Notes and Series C Senior Notes, due August 1,
    2003 (the amount of contractual interest expense on
    pre-petition debt not accrued was $5,200 for the 16
    weeks ended February 22, 2003)                            $        -      $        -
  New 10.125% Senior Secured Notes, issued 6/5/03                  2,782               -
  Revolver borrowings                                                227             584
  Term loans                                                         931               -
  Amortization of debt issuance costs                                269             947
                                                             -------------   -------------
 Total                                                        $    4,209      $    1,531
                                                             =============   =============

      Reorganization items during the first quarter (16 weeks) ended February 22, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's note-holders on matters pertaining to NSC's Chapter 11 proceedings.

      The effective tax rate for the first quarter (16 weeks) ended February 21, 2004 was (8.3%) versus (13.4%) for the 16 comparable weeks ended
February 22, 2003. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income (Loss) Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes, and pretax income for income tax return reporting purposes to Income (Loss) Before Income Taxes and Cumulative
Effect of an Accounting Change.

      The Company recorded net loss, before the cumulative effect of an accounting change, of ($0.2) million for the first quarter (16 weeks) ended February 21, 2004, versus net income, before the cumulative effect of an accounting change, of $0.3 million for the 16 comparable weeks ended February 22, 2003, a decrease of $0.5 million. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

 	During the first quarter ended February 22, 2003, the Company recorded a $139.9 million charge as the cumulative effect of an accounting change as a result of its adoption of SFAS No. 142 (see NOTE 3 - Goodwill and Trade
Names to the notes to the consolidated financial statements included in this Form 10Q).

      EBITDA, as defined (Earnings Before Interest expense-net, income Taxes, Depreciation and Amortization, reorganization items and cumulative effect of an accounting change), was $10.5 million for both of the first quarters (16 weeks) ended February 21, 2004 and February 22, 2003.

Liquidity and Capital Resources

As discussed in ITEM 1, Note 1 - INTERIM FINANCIAL STATEMENTS, in August
2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003. The relief under Chapter 11 pertained to NSC only, not to its operating subsidiaries.

      However, the bank debt of the operating subsidiaries, which was guaranteed by NSC, was due on February 1, 2003.

      On January 30, 2003 a new bank lender assumed the existing bank debt under an Extension & Modification Agreement and committed to lend the operating subsidiaries additional funds at the time NSC emerged from bankruptcy. The new bank lender also obtained the guarantee of NSC.

      On May 23, 2003 the Company's operating subsidiaries entered into a new Loan and Security Agreement, and NSC entered into an Amended and Restated Guarantor General Security Agreement (collectively the "May 2003 Bank Agreement") with the lender there under (the "2003 Bank Lender"). Funding took place on June 5, 2003.

	The New 10.125% Senior Secured Notes issued by NSC at the time it emerged from Chapter 11 and the May 2003 Bank Agreement are discussed in NOTE 5 - DEBT in the notes to the consolidated financial statements for NSC included in ITEM 15 of NSC's Form 10-K for the 52 weeks ended November 1, 2003.

      NSC has no operations of its own, and its only assets are its equity interests in Pueblo International, LLC and Pueblo Entertainment, Inc. and inter-company notes issued to NSC by these subsidiaries. NSC has no source of cash to meet its obligations, including its obligations under the New 10.125% Senior Secured Notes ("New Notes"), other than payments by its subsidiaries on such inter-company notes. The inter-company notes are subordinated to the obligations of the subsidiaries under the May 2003 Bank Agreement and to the trade creditors of Pueblo International, LLC, and Pueblo Entertainment, Inc.. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo and Pueblo Entertainment to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo and Pueblo Entertainment are permitted to pay their inter-company interest on their inter-company notes payable to NSC in accordance with the terms thereof.

      As to cash provided or used during the first quarter (16 weeks) ended February 21, 2004, the following pertains:

      Net cash provided by operating activities for the quarter (16 weeks) ended February 21, 2004 was approximately $2.0 million versus approximately $7.9 million for the comparable 16 weeks ended February 22, 2003. The primary reasons for the $5.9 million decrease in cash provided by operating activities are the February 1, 2004 interest payment on the new 10.125% Senior Secured Notes, the impact of the payment of restructuring costs and the variance in timing of prepaid sales tax payments.

      Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $0.8 million for the first quarter (16 weeks) ended February 21, 2004 versus $2.1 million for the 16 comparable weeks ended February 22, 2003. The primary reason for the difference is the expenditures made during the 16 weeks ended February 22, 2003 for completion of a new store that opened during that period. No similar expenditure was made during the 16 weeks ended February 21, 2004. The expenditures made during the 16 weeks ended February 21, 2004 were for normal recurring capital expenditures for replacement of equipment at the Company's stores and distribution center.

      The cash used for financing activities decreased from approximately $11.2 million for the 16 weeks ended February 22, 2003 to $1.8 million for the 16 weeks ended February 21, 2004. Approximately $11.0 million of the cash used for financing activities during the 16 weeks ended February 22, 2003 was, primarily, repayments of monies borrowed under the April 1997 revolving credit agreement. The lender that assumed and extended this agreement on January 30, 2003 required repayments pursuant to a borrowing formula based on inventory levels where as the previous lender had not. The May 2003 Bank Agreement also requires the use of this formula for revolver borrowings and consequently, the repayments for the 16 weeks ended February 21, 2004 were approximately $0.6 million. Further, approximately $1.1 million of cash used for financing activities during the 16 weeks ended February 21, 2004 was for repayments on term loans. There were no such repayments during the 16 weeks ended February 22, 2003 as the related loans were originated in June of 2003. As of February 22, 2004, after giving affect to cash borrowings of approximately $10.8 million and outstanding letters of credit of approximately $3.3 million the amount available to be borrowed under the revolving credit facility was approximately $9.1 million.

      Working capital deficit was 14.5 million as of February 21, 2004, a decrease of $2.3 million from the $16.8 million working capital deficit as of November 1, 2003, producing a current ratio of 0.83:1 as of February 21, 2004, versus 0.81:1 as of November 1, 2003. The decrease in the working capital deficit is a result of normal fluctuations in the components of working capital during this period of the year. Current liabilities include the liability for cash borrowed under the revolving credit facility as the terms of the facility effectively require the balance fluctuate daily and availability is based on inventory levels. Since the facility was funded on June 5, 2003, cash borrowings have fluctuated from a high of $16.3 million to a low of $1.6 million.

Off-Balance Sheet Arrangements

      At February 21, 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

      In accordance with the Securities and Exchange Commission's regulation 17 CFR 228, 229 and 249, release 33-8182, the Company has not had any material changes in contractual obligations from those presented in ITEM 7 of the Company's Form 10-K for the year ended on November 1, 2003, which was filed with the Securities and Exchange Commission on January 28, 2004.

Impact of Inflation and Currency Fluctuations

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

 	In-home Movie and Game Entertainment Operations

      The Company's in-home movie and game entertainment franchise faces significant competition and risks associated with technological obsolescence, and the Company may be unable to compete effectively. The in-home movie and game entertainment industry is highly competitive. The Company competes with local video retail stores, and with mass merchants, specialty retailers, supermarkets, pharmacies, convenience stores, bookstores, mail order operations, online stores and other retailers, as well as with noncommercial sources, such as libraries. As a result of direct competition with others, pricing strategies for in-home movies and games is a significant competitive factor in the Company's in-home movie and game entertainment business. The Company's in-home movie and game entertainment business also competes with other forms of entertainment, including cinema, television, sporting events and family entertainment centers. If the Company does not compete effectively with competitors in the in-home movie and game entertainment industry or with providers of other forms of entertainment, its revenues and/or its profit margin could decline and its business, financial condition, liquidity and results of operations could be adversely affected.

Further, the division's operations are dependent on the studios that develop and distribute the product. Changes in video formats or distribution practices (for example from VHS tapes to DVD's) are disruptive to the division's operations as these changes may cause significant changes in its product acquisition costs, quantities it is required to purchase, the timing of the period a title may be rented before it is brought to market for sale (which impacts the length of time of high rental volume for a title - better known in the industry as the "rental window") and its per rental revenue depending on the distribution and pricing practices of the studios.

      The division is also dependent on the movie and game production industry for the development of new product and re-launches of older titles as it has no production or duplication facilities of its own.

 	Geographic Considerations; Regulation

      The Company is concentrated in Puerto Rico and in the U.S. Virgin Islands. As a result, the Company is vulnerable to economic downturns in those regions, as well as natural and other catastrophic events, such as hurricanes and earthquakes that may impact those regions. These events may adversely affect the Company's sales which may lead to lower earnings, or even losses, and may also adversely affect its future growth and expansion. Further, since the Company is concentrated on three islands, opportunities for future store expansion may be limited, which may adversely affect its business and results of operations. Additionally, the Company is subject to governmental regulations (such as import taxes) that impose obligations and restrictions and may increase its costs.

 	Company is Highly Leveraged

The Company has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur additional indebtedness in the future, including indebtedness that would be secured by its assets. If the Company increases its indebtedness, the related risks that it now faces could intensify. For example, the Company's current level of indebtedness and/or an increase in indebtedness could:

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

      Further, as NSC is a holding company, indebtedness at the NSC level is effectively subordinated to indebtedness and other obligations at the operating subsidiary level. See Item 2 MANAGEMENTS' DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in this Form 10-Q and NOTE 5 - DEBT to the consolidated financial statements included in item
15 of the Company's Form 10-K filed with the Securities and Exchange Commission on January 28, 2004.

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

                  31.1 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                  31.2 CFO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                  32.1 CEO CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  32.2 CFO CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K: The Company filed the following current report on Form 8-K with the SEC during the first quarter (16 weeks) ended February 21, 2004:

January 2, 2004 - Monthly operating report for the periods from April 20, 2003 through November 29, 2003.


SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUTRITIONAL SOURCING CORPORATION


Dated: March 26, 2004            /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer