Form 10-Q
period 2004-06-12
NUTRITIONAL SOURCING CORP
filed 2004-06-25
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended May 15, 2004

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

      Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES X NO ___

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of June 25, 2004 -- 200.













INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Condensed Consolidated Balance Sheets (Unaudited) -
            May 15, 2004 and November 1, 2003  . . . . . . . . . . . . .   3-4

Condensed Consolidated Statements of Operations (Unaudited) -
            Twelve and twenty-eight weeks ended May 15, 2004
            and May 17, 2003 . . . . . . . . . . . . . . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows (Unaudited)-
            Twenty-eight weeks ended May 15, 2004 and May 17, 2003 . . .     6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  7-12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 12-23

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .    23

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    23

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .    24


























                          CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


         					       (Unaudited)
                                           --------------------------------
                                               May 15,          November 1,
                                                2004               2003
                                           -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                $    3,814         $      651
   Accounts receivable, net of allowance for
    doubtful accounts of $250 at May 15,
    2004 and $410 at November 1, 2003            2,720              2,735
   Inventories                                  46,548             51,718
   Prepaid expenses                             13,483              8,156
   Deferred income taxes                        10,218             10,218
                                             ---------          ---------
   TOTAL CURRENT ASSETS                         76,783             73,478
                                             ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                         6,407              6,404
   Buildings and improvements                   45,671             45,633
   Furniture, fixtures and equipment           102,780            102,496
   Leasehold improvements                       43,678             43,670
   Construction in progress                      1,765              1,009
                                             ---------          ---------
                                               200,301            199,212
   Less accumulated depreciation
      and amortization                         125,216            118,705
                                             ---------          ---------
                                                75,085             80,507
   Property under capital leases, net            9,756             10,745
                                             ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                 84,841             91,252

GOODWILL                                         5,621              5,621
DEFERRED INCOME TAX                                682                682
TRADE NAMES                                     26,574             26,574
DEFERRED CHARGES AND OTHER ASSETS               16,168             16,827
                                             ---------          ---------
   TOTAL ASSETS                              $ 210,669          $ 214,434
                                             =========          =========








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

 CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                      (Dollars in thousands, except share data)

         	  (Unaudited)
    --------------------------------
                                               	  May 15,      November 1,
                                                   2004              2003
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Revolving credit facility                   $   17,222         $   11,355
   Current portion term loans                       4,200              4,200
   Accounts payable                                40,059             43,018
   Accrued interest                                 2,793              3,724
   Accrued expenses                                17,648             18,768
   Salaries, wages and benefits payable             8,938              8,661
   Current obligations under capital leases           538                596
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                       91,398             90,322

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 10,226             10,996
LONG-TERM DEBT - TERM LOANS, net of
   current portion                                 36,950             39,050
NOTES PAYABLE                                      90,000             90,000
RESERVE FOR SELF-INSURANCE CLAIMS                   4,599              4,729
DEFERRED INCOME TAXES                              17,648             17,176
OTHER LIABILITIES AND DEFERRED CREDITS             27,614             28,180
                                               -----------        -----------

   TOTAL LIABILITIES                              278,435            280,453

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDER'S DEFICIT
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                     106,500            106,500
   Accumulated deficit                           (174,266)          (172,519)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S DEFICIT                    (67,766)           (66,019)
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT    $  210,669         $  214,434
                                               ===========        ===========







       The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                                (Dollars in thousands)


                                                 (Unaudited)                  (Unaudited)
                                               12 weeks ended               28 weeks ended
                                           ------------------------     -----------------------
                                              May 15,     May 17,         May 15,      May 17,
                                               2004        2003            2004         2003
                                           -----------   ----------     -----------  ----------
Net sales                                    $123,625      $133,992        $298,834   $320,357
Cost of goods sold                             82,302        92,298         201,357    217,182
                                           -----------   -----------     -----------  ---------
   GROSS PROFIT                                41,323        41,694          97,477    103,175

OPERATING EXPENSES
Selling, general and administrative expenses   34,701        36,499          80,370     87,451
Store closings - exit cost                          -           382               -        382
Depreciation and amortization                   4,492         4,973          10,435     11,677
                                           -----------   -----------     -----------  ---------
   OPERATING PROFIT (LOSS)                      2,130          (160)          6,672      3,665

Interest expense on debt (does not include
  contractual interest expense on pre-petition
  debt totaling approximately $3,900 and
  $9,100 for the 12 and 28 weeks ended
  May 17, 2003, respectively)                  (3,234)         (725)         (7,443)    (2,256)
Interest expense on capital lease obligations    (375)         (404)           (896)      (943)
Interest and investment income, net                 8            61              16        216
Reorganization items                                -          (992)              -     (2,670)
                                            ----------   -----------     -----------  ---------
   LOSS BEFORE INCOME TAXES & CUMULATIVE
     EFFECT OF AN ACCOUNTING CHANGE            (1,471)       (2,220)         (1,651)    (1,988)

Income tax expense                                (81)         (297)            (96)      (266)
                                           -----------   -----------     -----------  ---------
   LOSS BEFORE CUMULATIVE EFFECT OF AN
     ACCOUNTING CHANGE                         (1,552)       (2,517)         (1,747)    (2,254)

Cumulative effect of an accounting change           -             -               -   (139,856)
                                           -----------   -----------     -----------  ---------
   NET LOSS                                   $(1,552)      $(2,517)       $ (1,747) $(142,110)
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




                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                                                                          (Unaudited)
                                                                             28 weeks ended
                                                                        -------------------------------
                                                                            May 15,      May 17,
                                                                             2004         2003
                                                                        -------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(1,747)        $ (142,110)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Cumulative effect of an accounting change                        -            139,856
         Depreciation and amortization of property and equipment      7,439              8,145
         Amortization of intangible and other assets                  2,996              3,532
         Provision for deferred income taxes                            472                  -
         Gain on disposal of property and equipment, net                (3)                (2)
      Changes in operating assets and liabilities:
           Decrease (increase) in:
            Accounts receivable                                         15                162
            Inventories                                               2,797               (872)
            Prepaid expenses                                         (5,327)            (2,228)
            Other assets                                                 36               (375)
          (Decrease) increase in:
            Accounts payable, accrued expenses and accrued interest  (5,010)             3,606
            Salaries, wages and benefits payable                        277             (2,457)
            Other liabilities and deferred credits and
              reserve for self-insurance claims                        (696)               268
                                                                -------------     -------------
       Net cash provided by operating activities                      1,249              7,525
                                                                -------------     -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (1,515)            (2,801)
      Proceeds from disposal of property and equipment                    3                  1
								-------------     -------------
      Net cash used in investing activities                          (1,512)            (2,800)
                                                                -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                   (341)              (376)
     Repayments on April 1997 Bank Credit Facility                        -             (9,460)
     Borrowings under May 2003 Bank Credit Facility                   5,867                  -
     Repayments on Term Loans                                        (2,100)                 -
                                                                -------------     -------------
      Net cash provided by (used in) financing activities             3,426             (9,836)
                                                                -------------     -------------
  Net increase (decrease) in cash and cash equivalents                3,163             (5,111)

  Cash and cash equivalents at beginning of period                      651             17,992
                                                                -------------     -------------
  Cash and cash equivalents at end of period                     $    3,814       $     12,881
                                                                =============     =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                         $8,864            $1,977
    Net Income taxes (refunded) paid,                                $ (474)           $  535
  Reorganization items                                               $1,731            $  753






                     The accompanying notes are an integral part of these
                    condensed consolidated financial statements

NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

 NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly owned subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. The Company's fiscal year ends on the Saturday closest to October 31. Interim operating results for the 12 and 28 weeks ended May 15, 2004 and May 17, 2003 are not necessarily indicative of results that may be expected for the full fiscal years. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 1, 2003. The Property and Equipment components of the balance sheet as of November 1, 2003, have been reclassified to record the gross cost and accumulated depreciation applicable to assets still used in the business, which were previously recorded at a net cost of zero. With respect to the unaudited financial statements for the 12 and 28 weeks ended May 15, 2004 and May 17, 2003, it is the opinion of the management of the Company that all adjustments necessary to present a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the cumulative effect of an accounting change as detailed herein, were of a normal and recurring nature. Inter-company accounts and transactions are eliminated in consolidation.

In August 2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003. Consequently, the condensed consolidated statement of operations included herein for the 12 and 28 weeks ended May 17, 2003 include the accounting treatment for the contractual interest expense for pre-petition debt and for reorganization items prescribed by the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7").

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

During the 28 weeks ended May 17, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, beginning November 3, 2002, goodwill and trade names are no longer amortized as a recurring charge to earnings and will thereafter be tested, at least annually, for impairment. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. This impairment test was calculated at the reporting unit level, which are the retail food division and the in-home movie and game entertainment division for the Company. The goodwill impairment test has two steps: the first, identifies potential impairments by comparing the fair value of a reporting unit to its book value including goodwill. Generally, fair value represents a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its in-home movie and game entertainment division. Additionally, no impairment was indicated for trade names. The second step of the impairment test calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The third party evaluator performed step two of the impairment test, and as a result of this analysis, the evaluator determined that the retail food division goodwill was entirely impaired. This loss was recorded as a cumulative effect of an accounting change during the first quarter (16 weeks) ended February 22, 2003. There wasn't any change in the Company's goodwill and trade names balance during the 28 weeks ended May 15, 2004.

NOTE 4 - CAPITAL LEASE OBLIGATIONS

	On April 15, 2004, the Company signed a lease amendment for one of its properties in Puerto Rico. As a result of the amendment, the Company returned approximately 50,000 sq. ft. of vacant land to the landlord, and both long term capital lease obligations and property under capital leases were reduced by approximately $487.

NOTE 5 -- DISCLOSURE OF OPERATING SEGMENTS

      The Company has two primary operating and reporting segments: the retail food division and the in-home movie and game entertainment division both of which are headquartered in Puerto Rico. The retail food division consisted of 46 supermarkets as of May 15, 2004, 41 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. The in-home movie and game entertainment division consisted of 42 in-home movie and game entertainment stores as of May 15, 2004, 40 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. On May 21, 2004 the Company closed one of its in-home movie and game entertainment stores in Puerto Rico. Any exit costs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 5 -- DISCLOSURE OF OPERATING SEGMENTS (continued)

associated with the closing of this store were immaterial and are included in selling, general and administrative expenses in the condensed consolidated statement of operations in this form 10-Q. Most of the in-home movie and game entertainment stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Certain administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision-making process is based on its two product lines.

Reportable operating segment financial information is as follows:

                                                            In-home Movie
                                                               and Game
                                              Retail Food   Entertainment     Total
                                              -----------   -------------   ----------
For the 28 Weeks Ended and as of May 15, 2004:

Net sales                                     $  276,601    $  22,233       $ 298,834
Depreciation and amortization                      7,404        3,031          10,435
Operating profit (a)                               3,393        3,279           6,672
Total assets                                     194,338       16,331         210,669
Capital expenditures                               1,455           60           1,515
In-home movie and game entertainment
   purchases                                        N/A         2,634           2,634

For the 28 Weeks Ended May 17, 2003:

Net sales                                     $  297,264    $  23,093       $ 320,357
Depreciation and amortization                      8,174        3,503          11,677
Store closing - exit costs                           382(b)         -             382
Operating profit (a)                                 608        3,057           3,665
Capital expenditures                               2,731           70           2,801
In-home movie and game entertainment
   purchases                                         N/A        2,884           2,884

As of November 1, 2003:

Total assets                                  $  196,891    $  17,543       $ 214,434


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

(b) The 12 and 28 weeks ended May 17, 2003 included a $382 loss (before income taxes) for the estimated closure costs of a store for which the Company
	had already given notice to the landlord of its intent not to renew the lease
	and was subsequently closed on September 27, 2003. The exit costs accrued
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 5 -- DISCLOSURE OF OPERATING SEGMENTS (continued)

     primarily included contractual occupancy costs, property taxes, and other occupancy costs beyond the closing date, employee severance and related
	benefit costs.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

      The following recent accounting pronouncements are not expected to have a material impact on the Company's condensed consolidated financial statements:

	In March 2004, the Financial Accounting Standards Board ("FASB"), Emerging Issues Task Force ("EITF"), confirmed as a consensus EITF Issue 03-16, which requires investments in limited liability corporation's that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under the AICPA's Statement of Position No. 78-9 ("SOP 78-9"), Accounting for Investments in Real Estate Ventures. Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold (typically any ownership interest greater than 3%-5%) than the 20% threshold applied under Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The consensus is effective for the first period beginning after June 15, 2004 and the change should be reported as a retroactive cumulative effect, with certain exceptions.

On April 9, 2004, FASB issued FASB Staff Position ("FSP") SFAS 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities to provide disclosure guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. The FSP addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS 129-1 notes that to comply with the requirements of SFAS 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion.

NOTE 7 -- RETIREMENT BENEFITS

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

The Company has a noncontributory defined benefit plan (the "Retirement
Plan") covering substantially all full-time and certain part-time associates. Retirement Plan benefits are based on years of service and a base level of compensation. The Company funds retirement plan costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to
 		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 7 -- RETIREMENT BENEFITS (continued)

service to date but also for those expected to be earned in the future. Retirement Plan assets consist primarily of stocks, bonds and U.S. Government securities. Full vesting for the Retirement Plan occurs upon the completion
	of five years of service. The Company has made approximately $1,560 in contributions to its defined benefit pension plan trust during the 28 weeks ended May 15, 2004. During the remainder of its fiscal year ending October 30, 2004, the Company anticipates contributing approximately $2,826 to the trust.

     Net pension cost under the Retirement Plan includes the following components:

                                   For the 12 weeks ended   For the 28 weeks ended
                                  ----------------------   ----------------------
                                    May 15,     May 17,      May 15,     May 17,
                                     2004        2003         2004        2003
                                  ----------  ----------   ----------  ----------
Service cost - benefits
   earned during the period        $   325     $   280        $  758     $   654
Interest cost on projected
   benefit obligation                  378         384           884         895
Expected return on plan
   assets                             (230)       (192)         (537)       (447)
Net amortization and
   deferrals                            (1)         (1)           (3)         (3)
Recognized net actuarial
   loss                                 46          31           107          73
                                  ---------   ---------     ---------   ----------
   NET PENSION COST                $   518     $   502       $ 1,209     $ 1,172
                                  =========   =========     =========   ==========

        The Company maintains a Supplemental Executive Retirement Plan (the "SERP"), which is an un-funded plan, for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the SERP and the amount the participant will receive under the Retirement Plan. Effective January 1, 1992, the Board of Directors amended the SERP in order to conform various provisions and definitions with those of the Retirement Plan. The pension benefit calculation under the SERP is limited to a total of 20 years employment and is based on a specified percentage of the average annual compensation received for the five highest consecutive years during a participant's last 10 years of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the SERP occurs upon the completion of five years of service. The Company has made approximately $189 in payments to its beneficiaries during the 28 weeks ended May 15, 2004. During the remainder of its fiscal year ended October 30, 2004, the Company currently anticipates paying approximately $189 to the beneficiaries of the plan.







NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 7 -- RETIREMENT BENEFITS (continued)

       Net pension cost under the SERP includes the following components:

                                  For the 12 weeks ended   For the 28 weeks ended
                                  ----------------------   ----------------------
                                    May 15,     May 17,      May 15,     May 17,
                                     2004        2003         2004        2003
                                  ----------  ----------   ----------  ----------
Service cost - benefits
   earned during the period        $    73     $    84       $  171    $   195
Interest cost on projected
   benefit obligation                   95          95          220        223
Net amortization and
   deferrals                             1           2            3          4
                               ----------  ----------   ----------  ----------
   NET PENSION COST                $   169     $   181       $  394    $   422
                               ==========  ==========   ==========  ==========

NOTE 8 -- CONTINGENCIES

      At May 15, 2004, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business, which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company operates retail supermarkets and in-home movie and game entertainment stores ("in-home entertainment stores") in the Caribbean; specifically on the islands of Puerto Rico, St. Thomas and St. Croix, the latter two being part of the group of islands known as the U.S. Virgin Islands. The population in these markets has grown very slowly (the 1990 U.S. Census indicated there were approximately 3.5 million people in Puerto Rico and the 2002 U.S. Census indicated there were approximately 3.9 million people in Puerto Rico).

The Company's strategy for both the supermarkets and the in-home entertainment business is to concentrate on improving the value offering in, and convenience at, its existing locations rather than engaging in an expansion program. In both businesses this involves a greater variety of goods and services than that offered by competitors. Consequently, from January 2000 through May 15, 2004 the Company's supermarkets have decreased from 50 to 46. This net decrease of four stores is the result of closing five stores and opening one new store. The Company's in-home entertainment stores have decreased from 43 in January of 2000 to 42 as of May 15, 2004. This net decrease of one store is the result of closing three stores and opening two new stores. Additionally, on May 21, 2004, the Company closed one of its in-home entertainment stores in Puerto Rico. The Company is evaluating replacement sites for this store.

For more detail concerning stores for the period from May 17, 2003 through May 15, 2004 see page 18 of this Form 10-Q. For the detail of activity for the fiscal year of 2000 through the end of fiscal year ended November 1, 2003 see ITEM 2 - PROPERTIES in the Company's Form 10-K for the 52 weeks ended November 1, 2003, which was filed with the Securities and Exchange Commission on January 28, 2004.

The Company's supermarket markets have been affected by an increasing level of competition from local supermarket chains, independent supermarkets, warehouse club stores, mass merchandisers, department stores, discount drug stores and convenience stores. Warehouse club stores and mass merchandisers, which began entering the Puerto Rico and U.S. Virgin Islands markets in 1990 offering various grocery and general merchandise items, have increased pricing pressures on supermarket retailers including the Company. In addition, low inflation in food prices in recent years has made it difficult for the Company and other supermarket operators to increase prices and has intensified the competitive environment by causing retailers to emphasize promotional activities and discount pricing to maintain or gain market share, in addition to improving cost and expense efficiencies at all levels.

Pueblo is the only supermarket operator in its markets that has a customer loyalty program that provides special economic benefits to consumers that have chosen to participate in the program. Since its inception in March 2001, these benefits have included special discounts on selected items. There are approximately 600,000 loyalty cards issued by Pueblo. In April 2004, the Company enhanced the program to offer additional savings to participants. The additional savings are based on the points earned by the participants. A point is earned for every dollar spent at Pueblo during the calendar year. Once 600 points have been earned the customer receives a discount on all purchases for the remainder of the calendar year in the department chosen by the participant. The discount is 12% for all departments other than grocery and 6% for grocery. These discounts, when utilized by the consumer-participants, are deducted from gross sales in the accompanying condensed consolidated financial statements as required by GAAP in the United States.

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

      Further, as NSC is a holding company, indebtedness at the NSC level is effectively subordinated to indebtedness and other obligations at the operating subsidiary level. See Item 2; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in this Form 10-Q and NOTE 5 - DEBT to the consolidated financial statements included in item
15 of the Company's Form 10-K filed with the Securities and Exchange Commission on January 28, 2004.

Market Risk

      In addition to the foregoing, the market price of the Company's debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to the Company's debt securities by third parties and perceptions regarding its ability to pay its obligations on its debt securities.




Critical Accounting Estimates

There have been no material changes in the basis for, or method of computation of, the Company's critical accounting estimates since the year ended November 1, 2003. For a discussion of the Company's critical accounting estimates see the "Critical Accounting Estimates" section of ITEM 7 of the Company's Form 10-K for the year ended November 1, 2003, which was filed with the Securities and Exchange Commission on January 28, 2004.

Selected Operating Results
                                        (As a percentage of sales)

<CAPTION)
                                           12 WEEKS ENDED               28 WEEKS ENDED
                                      -------------------------    -------------------------
                                         May 15,      May 17,          May 15,      May 17,
                                          2004         2003             2004         2003
                                      ------------  -----------    -------------  ----------
Gross profit                               33.4%         31.1%          32.6%          32.2%
Selling, general &
  administrative expenses                  28.1          27.2           26.9           27.3
Store closing - exit costs (2)                -           0.3              -            0.1
EBITDA, as defined (1)                      5.4           3.6            5.7            4.8
Depreciation & amortization                 3.6           3.7            3.5            3.6
Operating profit (loss)                     1.7          (0.1)           2.2            1.1
Reorganization items                          -          (0.7)             -           (0.8)
Loss before income taxes and cumulative
  effect of an accounting change           (1.2)         (1.7)          (0.6)          (0.6)
Loss before cumulative effect of an
  accounting change                        (1.3)         (1.9)          (0.6)          (0.7)
Net loss                                   (1.3)         (1.9)          (0.6)         (44.4)


(1) EBITDA (as defined) represents earnings before interest, taxes, depreciation, amortization, reorganization items, and the cumulative effect of an accounting change. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is a basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales.
The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the Company's liquidity and compliance with its debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

(2) The 12 and 28 weeks ended May 17, 2003 include a $0.4 million loss (before income taxes) for the estimated exit costs of a store that was closed.









Following is a reconciliation of Net Loss to EBITDA, as defined (dollars in thousands):

                                             For the 12 weeks ended   For the 28 weeks ended
                                             ----------------------   ----------------------
                                               May 15,     May 17,      May 15,     May 17,
                                                2004        2003         2004        2003
                                             ----------  ----------   ----------  -----------
Net Loss                                      $(1,552)    $(2,517)     $ (1,747)   $(142,110)
Add/(Subtract):
 Cumulative effect of an accounting change          -           -             -      139,856
 Income tax expense                                81         297            96          266
 Reorganization items                               -         992             -        2,670
 Interest and investment income, net               (8)        (61)          (16)        (216)
 Interest expense on capital lease obligations    375         404           896          943
 Interest expense on debt                       3,234         725         7,443        2,256
 Depreciation and amortization                  4,492       4,973        10,435       11,677
                                             ----------  ----------   ----------  -----------
 EBITDA (as defined)                          $ 6,622     $ 4,813      $ 17,107    $  15,342
                                             ==========  ==========   ==========  ===========

	Please see pages 19 - 21 of this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the changes in the components of EBITDA.

Results of Operations

      As of May 15, 2004, the Company operated a total of 46 supermarkets and 42 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands. The history of store openings and closings from May 17, 2003 through the end of the second quarter of the current fiscal year on May 15, 2004, as well as the store composition, is set forth in the following tables:


























Stores in Operation:
  At May 17, 2003 . . . . . . . . . . . . . . .          90

 Stores closed:
     Puerto Rico - Supermarket . . . . . . . . . .       1
     U.S. Virgin Islands - Supermarket . . . . . .       1
                                                    -------
 At May 15, 2004 . . . . . . . . . . .                  88
                                                    =======

                                                      May 15,        May 17,
                                                       2004           2003
                                                   ------------   ------------
  Store Composition at Quarter-End:
     Supermarkets by location:
        Puerto Rico . . . . . . . . . . . . . . .           41            42
        U.S. Virgin Islands . . . . . . . . . . .            5             6
                                                        -------        -------
  Subtotal Supermarkets                                     46            48
                                                        =======        =======
    In-home movie and game entertainment
     stores by location:
       Puerto Rico . . . . . . . . . . . . . . . .          40            40
       U.S. Virgin Islands . . . . . . . . . . . .           2             2
                                                        -------        -------
  Subtotal In-home Movie and game
   entertainment stores                                     42            42
                                                        -------        -------
  Grand Total                                               88            90
                                                        =======        =======

	The Company also closed an in-home movie and game entertainment store subsequent to the quarter ended May 15, 2004, as discussed in the second paragraph of this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is the summary of total and comparable store sales:

                                         	Percentage decrease in sales
                                       for the 12 and 28 ended May 15, 2004, as
                                   compared to the 12 and 28 weeks ended May 17, 2003
                                   --------------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                      (7.7) %                 (6.7) %
                                             =========               =========
Comparable Stores:

  Retail Food Division                           (6.0) %                 (5.8) %
                                             =========               =========
    In-home movie and game
  entertainment division                         (6.2) %                 (4.1) %
                                             =========               =========

      Total Comparable Store Sales               (6.0) %                 (5.7) %
                                             =========               =========







     Net sales for the 12 and 28 weeks ended May 15, 2004 were $123.6 million and $298.8 million, respectively, versus $134.0 million and $320.4 million for the 12 and 28 weeks ended May 17, 2003, decreases of $10.4 million and $21.5 million or 7.7% and 6.7%, respectively. A portion of the decline in net sales is a result of closing two supermarkets during the third quarter of the year (52 weeks) ended November 1, 2003. Of the $10.4 million and $21.5 million decline, net sales declined approximately $2.4 million and $5.7 million for the 12 and 28 weeks ended May 15, 2004, respectively, compared to the 12 and 28 weeks ended May 17, 2003, respectively, as a result of closing these two stores. The stores were closed as a result of unsatisfactory operating results and management's belief that satisfactory results were not attainable in the future. Same store net sales decreased by 6.0% and 5.7%, respectively. For the 12 and 28 weeks ended May 15, 2004, same store net sales were $123.6 million and $286.7 million, respectively, versus $131.6 million and $304.0 million, respectively for the 12 and 28 comparable weeks ended May 17, 2003. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store net sales in the retail food division decreased 6.0% and 5.8%, respectively, from the 12 and 28 comparable weeks ended May 17, 2003. The principal factors contributing to the decline in same stores net sales in the retail food division is continued growth in competition and a softening of the economy in Puerto Rico. Subsequent to introducing the additional benefits to participants in Pueblo's customer loyalty program (discussed on page 13 of this Form 10-Q) the decline in same store net sales in the retail food division abated somewhat. For the 4 weeks ended May 15, 2004, same stores net sales in the retail food division decreased 4.2%. The factors discussed above concerning the decline in same store net sales have created severe pressure on the Company's retail food division as well as its competitors to reduce retail prices in the Company's markets. In-home movie and game entertainment division same store net sales decreased 6.2% and 4.1%, respectively, from the 12 and 28 comparable weeks ended May 17, 2003 primarily due to a decline in rental revenue. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time, whereas VHS tapes had generally been released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's and tapes are simultaneously released for rental and sale resulting in lower sell-through prices and a negative impact on rental from selling the DVDs or tapes. These sell-through offering and pricing practices accelerate consumer interest in the DVD format, but also increase competition from mass merchant retailers.

Gross profit decreased for the 12 and 28 weeks ended May 15, 2004 by $0.4 million and $5.7 million, respectively, to $41.3 million and $97.5 million, respectively, from $41.7 million and $103.2 million for the 12 and 28 weeks ended May 17, 2003. The rate of gross profit (as a percentage of sales), for the 12 and 28 weeks ended May 15, 2004 was 33.4% and 32.6%, respectively, compared to 31.1% and 32.2%, respectively for the 12 and 28 weeks ended May 17, 2003, increases of 2.3% and 0.4%, respectively. Of the 2.3% and 0.4% increases in the 12 and 28 weeks ended May 15, 2004, 2.1% and 0.2% is attributable to the company's retail food division. The improvement in the division's gross margin for both the 12 and 28 weeks versus the comparable period of the previous year is a result of utilizing management information systems to better manage the division's promotions and their impact on the mix of sales and gross margin. The remainder of the improvement in the gross profit rate for the 12 and 28 weeks ended May 15, 2004 versus the comparable period of the prior year is attributable, primarily to the sales and gross margin of the in-home movie and game entertainment division being a larger portion of consolidated sales and gross margin.

Selling, general and administrative expenses were $34.7 million and $80.4 million, respectively, for the 12 and 28 weeks ended May 15, 2004 compared to $36.5 million and $87.5 million, respectively, for the 12 and 28 weeks ended May 17, 2003, decreases of $1.8 million and $7.1 million, respectively. These decreases are a result of cost reductions achieved through the third stage of the Company's "Challenge Program" which is part of the Company's cost containment effort to combat the highly competitive nature of its markets.

Depreciation and amortization was $4.5 million and $10.4 million, respectively, for the 12 and 28 weeks ended May 15, 2004 compared to $5.0 million and $11.7 million for the 12 and 28 weeks ended May 17, 2003, decreases of $0.5 million and $1.3 million, respectively. The reason for these decreases are the closure of two of the Company's supermarkets and the write down of impaired assets the Company recorded during the fourth quarter of the fiscal year (52 weeks) that ended November 1, 2003.

Interest expense, net of interest income, increased by $2.5 million and $5.3 million between the 12 and 28 weeks ended May 15, 2004 and the comparable period of the prior year, primarily as a result of an increase in interest expense on debt. As shown in the table below, the primary factor affecting the change in interest expense on debt, between the 12 and 28 weeks ended May 15, 2004 and the 12 and 28 comparable weeks ended May 17, 2003, was the reorganization, which concluded on June 5, 2003. Included below [next page] is a more detailed summary of interest expense on debt for the 12 and 28 weeks ended May 15, 2004 and May 17, 2003 (dollars in thousands).


<CAPTION)
					               	        INTEREST EXPENSE ON DEBT
						       ------------------------------------------------------

                                                    12 WEEKS ENDED               28 WEEKS ENDED
                                               -------------------------    -----------------------
                                                  May 15,      May 17,        May 15,  May 17,
                                                   2004         2003          2004    2003
                                               ------------  ---------   -----------  ----------
Interest expense on debt:
Old 9.5% Notes and Series C Senior Notes, due August 1,
  2003 (the amount of contractual interest expense on
  pre-petition debt not accrued was $3,900 and 9,100,
  for the 12 and 28 weeks ended May 17, 2003,
  respectively))                                 $      -      $     -     $      -     $     -
  New 10.125% Senior Secured Notes, issued 6/5/03   2,103            -        4,884           -
  Revolver borrowings                                 286          448          573       1,032
  Term loans                                          681            -        1,612           -
  Amortization of debt issuance costs                 164          277          374       1,224
                                                -----------  -----------  -----------  ---------
 Total                                           $  3,234      $   725     $  7,443     $ 2,256
                                                ===========  ===========  ===========  ==========


Reorganization items during the 12 and 28 weeks ended May 17, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's note-holders on matters pertaining to NSC's Chapter 11 proceedings.

      The effective tax rate for both the 12 and 28 weeks ended May 15, 2004 was (5.5)% and (5.8)%, respectively, compared to (13.4)% for both the comparable 12 and 28 weeks ended May 17, 2003. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Loss Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes and pretax income for income tax return reporting purposes to Loss Before Income Taxes and Cumulative Effect of an Accounting Change.


 	The Company recorded net losses, before the cumulative effect of an accounting change, for the 12 and 28 weeks ended May 15, 2004 of $1.6 million and $1.7 million, respectively, versus net losses, before the cumulative effect of an accounting change, of $2.5 million and $2.2 million for the comparable 12 and 28 weeks of the prior year, respectively, improvements of $0.9 million and $0.5 million, respectively. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS discuss the reasons for the variances.

	During the 28 weeks ended May 17, 2003, the Company recorded a $139.9 million charge as the cumulative effect of an accounting change as a result of its adoption of SFAS No. 142 (see NOTE 3 - Goodwill and Trade Names to the notes to the consolidated financial statements included in this Form 10-Q).

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

	The New 10.125% Senior Secured Notes issued by NSC at the time it emerged from Chapter 11 and the May 2003 Bank Agreement are discussed in NOTE 5 - DEBT in the notes to the consolidated financial statements for NSC included in ITEM 15 of NSC's Form 10-K for the 52 weeks ended November 1, 2003. Certain financial requirements (covenants), of the Company, in the May 2003 Bank Agreement were amended effective May 14, 2004. The amendment is attached as Exhibit 10.1 to this Form 10-Q.

      NSC has no operations of its own, and its only assets are its equity interests in Pueblo International, LLC and Pueblo Entertainment, Inc. and inter-company notes issued to NSC by these subsidiaries. NSC has no source of cash to meet its obligations, including its obligations under the New 10.125% Senior Secured Notes ("New Notes"), other than payments by its subsidiaries on such inter-company notes. The inter-company notes are subordinated to the obligations of the subsidiaries under the May 2003 Bank Agreement and to the trade creditors of Pueblo International, LLC, and Pueblo Entertainment, Inc. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo International, LLC and Pueblo Entertainment, Inc. to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo International, LLC and Pueblo Entertainment, Inc. are permitted to pay their inter-company interest on their inter-company notes payable to NSC in accordance with the terms thereof.

      As to cash provided or used during the 28 weeks ended May 15, 2004, the following pertains:

      	Net cash provided by operating activities for the 28 weeks ended May 15, 2004 was approximately $1.2 million versus approximately $7.5 million for the comparable 28 weeks ended May 17, 2003. The primary reasons for the $6.3 million decrease in cash provided by operating activities are the February 1, 2004 interest payment on the new 10.125% Senior Secured Notes, the impact of the payment of restructuring costs and the variance in timing of volume of business tax payments.

      Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $1.5 million for the 28 weeks ended May 15, 2004 versus $2.8 million for the 28 comparable weeks ended May 17, 2003. The primary reason for the difference is the expenditures made during the 28 weeks ended May 17, 2003 for completion of a new store that opened during that period. No similar expenditure was made during the 28 weeks ended May 15, 2004. The expenditures made during the 28 weeks ended May 15, 2004 were primarily for normal recurring capital expenditures for replacement of equipment at the Company's stores and distribution center. Additionally, the Company made capital expenditures to enhance its distribution and ordering systems during the 12 and 28 weeks ended May 15, 2004.

      The cash provided by financing activities was approximately $3.4 million for the 28 weeks ended May 15, 2004, compared to cash used for financing activities of approximately $9.8 million for the 28 weeks ended May 17, 2003, an increase of approximately $13.2 million. The cash used for financing activities during the 28 weeks ended May 17, 2003 was, primarily, repayments of monies borrowed under the April 1997 revolving credit agreement. The lender that assumed and extended this agreement on January 30, 2003 required repayments pursuant to a borrowing formula based on inventory levels whereas the previous lender had not. The May 2003 Bank Agreement also requires the use of this formula for revolver borrowings. During the 28 weeks ended May 15, 2004, borrowings under this agreement were approximately $5.9 million. This cash provided by financing activities was offset by approximately $2.1 million of cash used to repay term loans during the 28 weeks ended May 15, 2004. There were no such repayments during the 28 weeks ended May 17, 2003 as the related loans were originated in June of 2003. As of May 15, 2004, after giving affect to cash borrowings of approximately $17.2 million and outstanding letters of credit of approximately $3.4 million the amount available to be borrowed under the revolving credit facility was approximately $2.2 million. On May 28, 2004, outstanding letters of credit were reduced by $1.0 million which increased availability by an equal amount.

Working capital deficit was $14.6 million as of May 15, 2004, an improvement of $2.2 million from the $16.8 million working capital deficit as of November 1, 2003, producing a current ratio of 0.84:1 as of May 15, 2004, versus 0.81:1 as of November 1, 2003. The improvement in the working capital deficit is a result of normal fluctuations in the components of working capital during this period of the year. Current liabilities include the liability for cash borrowed under the revolving credit facility as the terms of the facility effectively require the balance fluctuate daily and availability is based on inventory levels. Since the facility was funded on June 5, 2003, cash borrowings have fluctuated from a high of $17.2 million to a low of $1.6 million.



Off-Balance Sheet Arrangements

      At May 15, 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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















PART II.     OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

                  Exhibits incorporated by reference:

                  None.

                  Exhibits attached to this Form 10-Q:

10.1 AMENDMENT NO. 1, DATED May 14, 2004, TO THE May 23,
2003 LOAN AND SECURITY AGREEMENT

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

                                NUTRITIONAL SOURCING CORPORATION


Dated: June 25, 2004            /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer