Form 10-Q
period 2004-08-07
NUTRITIONAL SOURCING CORP
filed 2004-09-09
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended August 7, 2004

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

      Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES X NO ___

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of September 9, 2004 -- 200.













INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                           Page(s)
                                                                          -------
Condensed Consolidated Balance Sheets (Unaudited) -
            August 7, 2004 and November 1, 2003  . . . . . . . . . . . . .   3-4

Condensed Consolidated Statements of Operations (Unaudited) -
            Twelve and forty weeks ended August 7, 2004
            and August 9, 2003 . . . . . . . . . . . . . . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows (Unaudited)-
            Forty weeks ended August 7, 2004 and August 9, 2003 . . . . .      6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . .  7-12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 12-22

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .    23

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .    23

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .    23


























                            CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


                                                       (Unaudited)
                                            --------------------------------
                                               August 7,         November 1,
                                                 2004               2003
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $      536         $      651
   Accounts receivable, net of allowance for
    doubtful accounts of $138 at August 7,
    2004 and $410 at November 1, 2003             2,972              2,735
   Inventories                                   47,094             51,718
   Prepaid expenses                              12,099              8,156
   Deferred income taxes                         10,218             10,218
                                              ---------          ---------
   TOTAL CURRENT ASSETS                          72,919             73,478
                                              ---------          ---------

PROPERTY AND EQUIPMENT
   Land and improvements                          6,407              6,404
   Buildings and improvements                    45,671             45,633
   Furniture, fixtures and equipment            105,014            102,496
   Leasehold improvements                        43,654             43,670
   Construction in progress                         913              1,009
                                              ---------          ---------
                                                201,659            199,212
   Less accumulated depreciation
      and amortization                          127,784            118,705
                                              ---------          ---------
                                                 73,875             80,507
   Property under capital leases, net             9,533             10,745
                                              ---------          ---------
   TOTAL PROPERTY AND EQUIPMENT                  83,408             91,252

GOODWILL                                          5,621              5,621
DEFERRED INCOME TAX                                 682                682
TRADE NAMES                                      26,574             26,574
DEFERRED CHARGES AND OTHER ASSETS                15,726             16,827
                                              ---------          ---------
   TOTAL ASSETS                               $ 204,930          $ 214,434
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

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                      (Dollars in thousands, except share data)

                                                       (Unaudited)
                                             --------------------------------
                                               	August 7,         November 1,
                                                   2004              2003
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Revolving credit facility                   $   13,792         $   11,355
   Current portion term loans                       4,200              4,200
   Accounts payable                                42,771             43,018
   Accrued interest                                   247              3,724
   Accrued expenses                                17,928             18,768
   Salaries, wages and benefits payable             8,870              8,661
   Current obligations under capital leases           545                596
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                       88,353             90,322

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 10,091             10,996
LONG-TERM DEBT - TERM LOANS, net of
   current portion                                 35,900             39,050
NOTES PAYABLE                                      90,000             90,000
RESERVE FOR SELF-INSURANCE CLAIMS                   4,497              4,729
DEFERRED INCOME TAXES                              17,818             17,176
OTHER LIABILITIES AND DEFERRED CREDITS             28,014             28,180
                                               -----------        -----------

   TOTAL LIABILITIES                              274,673            280,453

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDER'S DEFICIT
   Common stock, $.10 par value; 200 shares
      authorized and issued                             -                  -
   Additional paid-in capital                     106,500            106,500
   Accumulated deficit                           (176,243)          (172,519)
                                               -----------        -----------
   TOTAL STOCKHOLDER'S DEFICIT                    (69,743)           (66,019)
                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT    $  204,930         $  214,434
                                               ===========        ===========







       The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                                (Dollars in thousands)


                                                      (Unaudited)                 (Unaudited)
                                                    12 weeks ended              40 weeks ended
                                                ------------------------    -----------------------
                                                 August 7,    August 9,      August 7,    August 9,
                                                    2004        2003            2004         2003
                                                -----------   ----------    -----------  ----------
Net sales                                         $123,060      $127,679       $421,894  $448,036
Cost of goods sold                                  83,040        86,238        284,397   303,420
                                                -----------   -----------    -----------  ---------
   GROSS PROFIT                                     40,020        41,441        137,497   144,616

OPERATING EXPENSES
Selling, general and administrative expenses        34,099        34,998        114,469   122,449
Store exit cost                                          -           230              -       612
Depreciation and amortization                        4,351         5,108         14,786    16,785
                                                -----------   -----------    -----------  ---------
   OPERATING PROFIT                                  1,570         1,105          8,242     4,770

Interest expense on debt (does not include
  contractual interest expense on pre-petition
  debt totaling approximately $900 and
  $10,000 for the 12 and 40 weeks ended
  August 9, 2003, respectively)                     (3,197)       (2,705)       (10,640)   (4,961)
Interest expense on capital lease obligations         (377)         (404)        (1,273)   (1,347)
Interest and investment income (expense), net            5           (48)            21       168
Reorganization items                                     -        (2,984)             -    (5,654)
Gain on early extinguishment of debt                     -        36,508              -    36,508
                                                -----------   -----------    ----------- ---------
   (LOSS) INCOME BEFORE INCOME TAXES &
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE      (1,999)       31,472         (3,650)   29,484

Income tax benefit (expense)                            22        (1,250)           (74)   (1,516)
                                                -----------   -----------    ----------- ---------
   (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF AN
     ACCOUNTING CHANGE                              (1,977)       30,222         (3,724)   27,968
Cumulative effect of an accounting change                -             -              -  (139,856)
                                                -----------   -----------    ----------- ---------
   NET (LOSS) INCOME                              $ (1,977)      $30,222      $  (3,724)$(111,888)
                                                ===========   ============   =========== =========

















      	The accompanying notes are an integral part of these condensed consolidated financial statements.



     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                                                                                  (Unaudited)
                                                                                     40 weeks ended
                                                                          ---------------------------------
                                                                             August 7,          August 9,
                                                                               2004                2003
                                                                          ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                            $  (3,724)        $(111,888)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
         Cumulative effect of an accounting change                                -           139,856
         Gain on early extinguishment of debt                                     -           (36,508)
         Depreciation and amortization of property and equipment             10,501            11,732
         Amortization of intangibles, other assets and inventories            4,285             5,053
         Provision for deferred income taxes                                    642               629
         Gain on disposal of property and equipment, net                         (3)                -
         Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                                (237)              328
            Inventories                                                       1,227              (345)
            Prepaid expenses                                                 (3,943)           (1,286)
            Other assets                                                        213            (1,486)
          Increase (decrease) in:
            Accounts payable, accrued expenses and accrued interest          (4,564)            1,562
            Salaries, wages and benefits payable                                209            (2,639)
            Other liabilities and deferred credits and reserve for
             self-insurance claims                                             (398)              252
                                                                        ---------------   --------------
       Net cash provided by operating activities                              4,208             5,260
                                                                        ---------------   --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                    (3,145)           (3,313)
      Proceeds from disposal of property and equipment                            4                 3
                                                                        ---------------   --------------
      Net cash used in investing activities                                  (3,141)           (3,310)
                                                                        ---------------   --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments on April 1997 revolving credit facility,
      net of borrowings                                                           -           (32,000)
     Borrowings (repayments) under May 2003 Bank Agreement:
       Borrowing under revolving credit facility, net of repayments           2,437            13,349
       Borrowings on term loans                                                   -            45,000
       Repayments on term loans                                              (3,150)             (700)
     Principal payment on Notes and Series C Senior Notes                         -           (59,464)
     Proceeds from capital contribution                                           -            15,000
     Principal payments on capital lease obligations                           (469)             (541)
                                                                        ---------------   --------------
      Net cash used in financing activities                                  (1,182)          (19,356)
                                                                        ---------------   --------------
  Net decrease in cash and cash equivalents                                    (115)          (17,406)

  Cash and cash equivalents at beginning of period                              651            17,992
                                                                        ---------------   --------------
  Cash and cash equivalents at end of period                                $   536           $   586
                                                                        ===============   ==============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                               $14,824           $ 3,254
     Income taxes (refunded) paid                                           $  (432)          $   608
     Reorganization items                                                   $ 1,731           $ 1,125

                     The accompanying notes are an integral part of these
                    condensed consolidated financial statements




NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

 NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly owned subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. The Company's fiscal year ends on the Saturday closest to October 31. Interim operating results for the 12 and 40 weeks ended August 7, 2004 and August 9, 2003 are not necessarily indicative of results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended November 1, 2003. The Property and Equipment components of the balance sheet as of November 1, 2003, have been reclassified to record the gross cost and accumulated depreciation applicable to assets still used in the business, which were previously recorded at a net cost of zero. With respect to the unaudited condensed consolidated financial statements for the 12 and 40 weeks ended August 7, 2004 and August 9, 2003, it is the opinion of the management of the Company that all adjustments necessary to present a fair statement of the results for such interim periods have been included. Such adjustments, other than those related to the cumulative effect of an accounting change as detailed herein, were of a normal and recurring nature. Inter-company accounts and transactions are eliminated in consolidation.

In August 2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003. Consequently, the condensed consolidated statement of operations included herein for the 12 and 40 weeks ended August 9, 2003 include the accounting treatment for the contractual interest expense for pre-petition debt and for reorganization items prescribed by the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7").

 	The relief under Chapter 11 pertained to NSC only, not to its operating subsidiaries.

NOTE 2 -- INVENTORY

      The results of the Company's operations are based on the application of the last-in, first-out ("LIFO") method of valuing certain inventories of grocery, non-food and dairy products. Since an actual valuation of inventories under the LIFO method is only made at the end of a fiscal year based on inventory levels and costs at that time, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs and are subject to year-end adjustments.



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

During the 40 weeks ended August 9, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, beginning November 3, 2002, goodwill and trade names are no longer amortized as a recurring charge to earnings and will thereafter be tested, at least annually, for impairment. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. This impairment test was calculated at the reporting unit level, which are the retail food division and the in-home movie and game entertainment division for the Company. The goodwill impairment test has two steps: the first, identifies potential impairments by comparing the fair value of a reporting unit to its book value including goodwill. Generally, fair value represents a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its in-home movie and game entertainment division. Additionally, no impairment was indicated for trade names. The second step of the impairment test calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The third party evaluator performed step two of the impairment test, and as a result of this analysis, the evaluator determined that the retail food division goodwill was entirely impaired. This loss was recorded as a cumulative effect of an accounting change during the first quarter (16 weeks) ended February 22, 2003. There wasn't any change in the Company's goodwill and trade names balance during the 40 weeks ended August 7, 2004.

NOTE 4 - CAPITAL LEASE OBLIGATIONS

	As reported in the Company's 10-Q for the quarter ended May 15, 2004, filed with the Securities and Exchange Commission on June 25, 2004, on April 15,
2004, the Company signed a lease amendment for one of its properties in Puerto
Rico. As a result of the amendment, the Company returned approximately 50,000
sq. ft. of vacant land to the landlord, and both long-term capital lease obligations and property under capital leases were reduced by approximately
$487.

NOTE 5 -- DISCLOSURE OF OPERATING SEGMENTS

      The Company has two primary operating and reporting segments: the retail food division and the in-home movie and game entertainment division both of which are headquartered in Puerto Rico. The retail food division consisted of 46 supermarkets as of August 7, 2004, 41 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. The in-home movie and game entertainment division consisted of 41 in-home movie and game entertainment stores as of August 7, 2004, 39 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. On May 21, 2004 the Company closed one of its in-NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 5 -- DISCLOSURE OF OPERATING SEGMENTS (continued)

home movie and game entertainment stores in Puerto Rico. Any exit costs associated with the closing of this store were immaterial and are included in selling, general and administrative expenses in the condensed consolidated statement of operations in this form 10-Q. Of the 39 in-home movie and game entertainment stores located in Puerto Rico, 16 are adjacent to the Company's supermarkets and 23 are freestanding stores. Of the two in-home movie and game entertainment stores located in the U.S. Virgin Islands, one is free-standing and the other is located adjacent to the Company's store. Certain administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision-making process is based on its two product lines.

Reportable operating segment financial information is as follows:

                                                           In-home Movie
                                                               and Game
                                              Retail Food   Entertainment     Total
                                              -----------   -------------   ----------
For the 40 Weeks Ended and as of August 7, 2004:

Net sales                                     $  391,385    $  30,509       $ 421,894
Depreciation and amortization                     10,463        4,323          14,786
Operating profit (a)                               3,830        4,412           8,242
Total assets                                     189,128       15,802         204,930
Capital expenditures                               3,027          118           3,145
In-home movie and game entertainment
   purchases                                         N/A        3,639           3,639

For the 40 Weeks Ended and as of August 9, 2003:

Net sales                                     $  416,055    $  31,981       $ 448,036
Depreciation and amortization                     11,954        4,831          16,785
Store exit costs (b)                                 612            -             612
Operating profit (a) (b)                             132        4,638           4,770
Total assets                                     210,120       17,804         227,924
Capital expenditures                               3,206          107           3,313
In-home movie and game entertainment purchases       N/A        3,889           3,889

As of November 1, 2003:

Total assets                                  $  196,891    $  17,543       $ 214,434

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

(b) The 40 weeks ended August 9, 2003 include a $612 loss (before income taxes) for the estimated closure costs of two supermarkets for
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 5 -- DISCLOSURE OF OPERATING SEGMENTS (continued)

     which the Company had already given notice to the landlords of its intent not to renew the leases and were subsequently closed. One of the
	supermarkets was in Puerto Rico, and one was on the island of St. Thomas in the U.S. Virgin Islands.  Both were closed based on management's view of
	their profit potential.  The exit costs accrued primarily include contractual occupancy costs, property taxes, and other occupancy costs beyond the closing date, employee severance and related benefit costs.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

	In March 2004, the Financial Accounting Standards Board ("FASB"), Emerging Issues Task Force ("EITF"), confirmed as a consensus EITF Issue 03-16, which requires investments in limited liability corporations that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under the AICPA's Statement of Position No. 78-9 ("SOP 78-9"), Accounting for Investments in Real Estate Ventures. Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold (typically any ownership interest greater than 3%-5%) than the 20% threshold applied under Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The consensus is effective for the first period beginning after June 15, 2004 and the change should be reported as a retroactive cumulative effect, with certain exceptions. EITF 03-16 did not have an effect on the Company's condensed consolidated financial statements. The Company has no such investments as all of its subsidiaries and their second tier subsidiaries are 100% owned and consolidated in these financial statements.

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

The Company has a noncontributory defined benefit plan (the "Retirement
Plan") covering substantially all full-time and certain part-time associates. Retirement Plan benefits are based on years of service and a base level of compensation. The Company funds retirement plan costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Retirement Plan assets consist primarily of stocks, bonds and U.S. Government securities. Full vesting for the Retirement Plan occurs upon the completion
	of five years of service. The Company has made approximately $2,271 in contributions to its defined benefit pension plan trust during the 40 weeks ended August 7, 2004. During the remainder of its fiscal year ending October 30, 2004, the Company anticipates contributing approximately $2,114 to the trust.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 7 -- RETIREMENT BENEFITS (continued)

     Net pension cost under the Retirement Plan includes the following components:

                                  For the 12 weeks ended   For the 40 weeks ended
                                  ----------------------   ----------------------
                                   August 7,   August 9,   August 7,   August 9,
                                     2004        2003         2004        2003
                                  ----------  ----------   ----------  ----------
Service cost - benefits
   earned during the period        $   325     $   280        $1,083     $   934
Interest cost on projected
   benefit obligation                  378         384         1,262       1,279
Expected return on plan
   assets                             (230)       (192)         (767)       (639)
Net amortization and
   deferrals                            (1)         (1)           (4)         (4)
Recognized net actuarial
   loss                                 46          31           153         104
                                  ---------   ---------     ---------   ----------
   NET PENSION COST                $   518     $   502       $ 1,727     $ 1,674
                                  =========   =========     =========   ==========

        The Company maintains a Supplemental Executive Retirement Plan (the "SERP"), which is an un-funded plan, for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the SERP and the amount the participant will receive under the Retirement Plan. Effective January 1, 1992, the Board of Directors amended the SERP in order to conform various provisions and definitions with those of the Retirement Plan. The pension benefit calculation under the SERP is limited to a total of 20 years employment and is based on a specified percentage of the average annual compensation received for the five highest consecutive years during a participant's last 10 years of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the SERP occurs upon the completion of five years of service. The Company has made approximately $285 in payments to its beneficiaries during the 40 weeks ended August 7, 2004. During the remainder of its fiscal year ended October 30, 2004, the Company currently anticipates paying approximately $96 to the beneficiaries of the plan.















NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)

NOTE 7 -- RETIREMENT BENEFITS (continued)


       Net pension cost under the SERP includes the following components:

                                  For the 12 weeks ended   For the 40 weeks ended
                                  ----------------------   ----------------------
                                   August 7,   August 9,   August 7,   August 9,
                                     2004        2003         2004        2003
                                  ----------  ----------   ----------  ----------
Service cost - benefits
   earned during the period        $    73     $    84       $  244    $   279
Interest cost on projected
   benefit obligation                   95          95          315        318
Net amortization and
   deferrals                             1           2            4          6
                                  ----------  ----------   ----------  ----------
   NET PENSION COST                $   169     $   181       $  563    $   603
                                  ==========  ==========   ==========  ==========

NOTE 8 -- CONTINGENCIES

      At August 7, 2004, the Company was party to a number of legal Proceedings involving claims for money damages arising in the ordinary course of conducting its business, which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings, which are not, deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


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

The Company's strategy for both the supermarkets and the in-home entertainment business is to concentrate on improving the value offering in, and convenience at, its existing locations rather than engaging in an expansion program. In both businesses this involves a greater variety of goods and services than that offered by competitors. Consequently, from January 2000 through August 7, 2004 the Company's supermarkets have decreased from 50 to 46. This net decrease of four stores is the result of closing five stores and opening one new store. The Company's in-home entertainment stores have decreased from 43 in January of 2000 to 41 as of August 7, 2004. This net decrease of two stores is the result of closing four stores and opening two new stores. On May 21, 2004, the Company closed one of its in-home entertainment stores in Puerto Rico. The Company is evaluating replacement sites for this store.

For more detail concerning stores for the period from August 9, 2003 through August 7, 2004 see page 17 of this Form 10-Q. For the detail of activity for the fiscal year of 2000 through the end of fiscal year ended November 1, 2003 see ITEM 2 - PROPERTIES in the Company's Form 10-K for the 52 weeks ended November 1, 2003, which was filed with the Securities and Exchange Commission on January 28, 2004.

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

Pueblo is the only supermarket operator in its markets that has a customer loyalty program that provides special economic benefits to consumers that have chosen to participate in the program. Since its inception in March 2001, these benefits have included special discounts on selected items. There are approximately 1,000,000 loyalty cards issued by Pueblo. In April 2004, the Company enhanced the program to offer additional savings to participants. The additional savings are based on the points earned by the participants. A point is earned for every dollar spent at Pueblo during the calendar year. Once 600 points have been earned the customer receives a discount on all purchases for the remainder of the calendar year in the department chosen by the participant. The discount is 12% for all departments other than grocery and 6% for grocery. These discounts, when utilized by the consumer-participants, are deducted from gross sales in the accompanying condensed consolidated financial statements as required by GAAP in the United States.

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

      Supermarket Industry

      The retail grocery industry is extremely competitive and is characterized by high inventory turnover and narrow profit margins. The Company's results of operations are therefore sensitive to, and may be materially adversely impacted by, among other things, competitive pricing, promotional pressures and additional store openings by competitors. The Company competes with national, regional and local supermarkets, warehouse club stores, drug stores, convenience stores, discount merchandisers and other local retailers in the market areas it serves. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than the Company, and the Company may be unable to compete successfully in the future.

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

 	The Company is Highly Leveraged

The Company has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur additional indebtedness in the future, including indebtedness that would be secured by its assets. If the Company increases its indebtedness, the related risks that it now faces could intensify. For example, the Company's current level of indebtedness and/or an increase in indebtedness could:

         - require the Company to dedicate an increased portion of its cash flow to payments on its indebtedness;
         - limit the Company's ability to borrow additional funds;
         - increase the Company's vulnerability to general adverse economic and industry conditions;
         - limit the Company's ability to fund future working capital, capital expenditures and other general corporate requirements;
         - limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or taking advantage of potential business opportunities;
         - limit the Company's ability to execute its business strategy successfully; and
         - place the Company at a potential competitive disadvantage in its industries.

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

Selected Operating Results
                                           (As a percentage of sales)

<CAPTION)
                                                12 WEEKS ENDED               40 WEEKS ENDED
                                           -------------------------   -------------------------
                                             August 7,   August 9,       August 7,    August 9,
                                               2004        2003            2004         2003
                                           ------------  -----------   -------------  ----------
Net sales                                     100.0%        100.0%        100.0%         100.0%
Gross profit                                   32.5          32.5          32.6           32.3
Selling, general &
  administrative expenses                      27.7          27.4          27.1           27.3
Store exit costs (2)                              -           0.2             -            0.1
EBITDA, as defined (1)                          4.8           4.9           5.5            4.8
Depreciation & amortization                     3.5           4.0           3.5            3.7
Operating profit                                1.3           0.9           2.0            1.1
Reorganization items                              -          (2.3)            -           (1.3)
Gain on early extinguishment of debt              -          28.6             -            8.1
(Loss) income before income taxes and
  cumulative effect of an accounting change    (1.6)         24.6          (0.9)           6.6
(Loss) income before cumulative effect
  of an accounting change                      (1.6)         23.7          (0.9)           6.2
Net (loss) income                              (1.6)         23.7          (0.9)         (25.0)


(1) EBITDA (as defined) represents earnings before interest, taxes, depreciation, amortization, reorganization items, the gain on early extinguishment of debt and the cumulative effect of an accounting change. EBITDA (as defined) is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is a basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales. The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the Company's liquidity and compliance with its debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

(2) The 12 and 40 weeks ended August 9, 2003, include a $0.2 million and $0.6 million loss, respectively (before income taxes) for the estimated closure costs of two stores.

Following is a reconciliation of Net (Loss) Income to EBITDA, as defined (dollars in thousands):




                                                 For the 12 weeks ended   For the 40 weeks ended
                                                 ----------------------   ----------------------
                                                 August 7,    August 9,    August 7,   August 9,
                                                    2004        2003         2004        2003
                                                 ----------  ----------   ----------  ----------
Net (loss) income                                 $(1,977)    $30,222      $ (3,724)  $(111,888)
Add/(Subtract):
 Cumulative effect of an accounting change              -           -             -     139,856
 Income tax (benefit) expense                         (22)      1,250            74       1,516
 Gain on early extinguishment of debt                   -     (36,508)            -     (36,508)
 Reorganization items                                   -       2,984             -       5,654
 Interest and investment (income) expense, net         (5)         48           (21)       (168)
 Interest expense on capital lease obligations        377         404         1,273       1,347
 Interest expense on debt                           3,197       2,705        10,640       4.961
 Depreciation and amortization                      4,351       5,108        14,786      16,785
                                                 ----------  ----------   ----------  ----------
 EBITDA (as defined)                              $ 5,921     $ 6,213      $ 23,028   $  21,555
                                                 ==========  ==========   ==========  ==========

	Please see pages 18-20 of this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the changes in the components of EBITDA.

Results of Operations

      As of August 7, 2004, the Company operated a total of 46 supermarkets and 41 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands. The history of store openings and closings from August 9, 2003 through the end of the third quarter of the current fiscal year on August 7, 2004, as well as the store composition, is set forth in the following tables:

Stores in Operation:
  At August 9, 2003 . . . . . . . . . . . . . . .        90

 Stores closed:
     Puerto Rico - Supermarket . . . . . . . . . .       1
     U.S. Virgin Islands - Supermarket . . . . . .       1
     Puerto Rico - In-home movie and game
      entertainment store                                1
                                                    -------
 At August 7, 2004 . . . . . . . . . . .                87
                                                    =======

                                                     August 7,      August 9,
                                                       2004           2003
                                                   ------------   ------------
  Store Composition at Quarter-End:
     Supermarkets by location:
        Puerto Rico . . . . . . . . . . . . . . .           41            42
        U.S. Virgin Islands . . . . . . . . . . .            5             6
                                                        -------        -------
  Subtotal Supermarkets                                     46            48
                                                        =======        =======
    In-home movie and game entertainment
     stores by location:
       Puerto Rico . . . . . . . . . . . . . . . .          39            40
       U.S. Virgin Islands . . . . . . . . . . . .           2             2
                                                        -------        -------
  Subtotal In-home Movie and game
   entertainment stores                                     41            42
                                                        -------        -------
  Grand Total                                               87            90
                                                        =======        =======

The following is the summary of total and comparable store sales:

                                                Percentage decrease in sales
                                       for the 12 and 40 weeks ended August 7, 2004, as
                                     compared to the 12 and 40 weeks ended August 9, 2003
				      -----------------------------------------------------
                                              12 Weeks                40 Weeks
                                            ------------           -------------
Total Sales                                     (3.62) %                (5.83) %
                                             =========               =========
Comparable Stores:

  Retail Food Division                          (1.53) %                (4.71) %
                                             =========               =========
    In-home movie and game
  entertainment division                         (6.18) %                (4.67) %
                                             =========               =========

      Total Comparable Store Sales              (1.86) %                (4.70) %
                                             =========               =========

     Net sales for the 12 and 40 weeks ended August 7, 2004 were $123.1 million and $421.9 million, respectively, versus $127.7 million and $448.0 million for the 12 and 40 weeks ended August 9, 2003, decreases of $4.6 million and $26.1 million or 3.6% and 5.8%, respectively. A portion of the decline in net sales is a result of closing two supermarkets during the fourth quarter of the year (52 weeks) ended November 1, 2003. Of the $4.6 million and $26.1 million decline, net sales declined approximately $2.2 million and $7.9 million for the 12 and 40 weeks ended August 7, 2004, respectively, compared to the 12 and 40 weeks ended August 9, 2003, respectively, as a result of closing these two stores. The stores were closed as a result of unsatisfactory operating results and management's belief that satisfactory results were not attainable in the future. Same store net sales decreased by 1.9% and 4.7%, respectively. For the 12 and 40 weeks ended August 7, 2004, same store net sales were $123.1 million and $404.3 million, respectively, versus $125.4 million and $424.3 million, respectively for the 12 and 40 comparable weeks ended August 9, 2003. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store net sales in the retail food division decreased 1.5% and 4.7%, respectively, from the 12 and 40 comparable weeks ended August 9, 2003. The principal factors contributing to the decline in same stores net sales in the retail food division is continued growth in competition and a softening of the economy in Puerto Rico. The factors discussed above concerning the decline in same store net sales have created severe pressure on the Company's retail food division as well as its competitors to reduce retail prices in the Company's markets. Subsequent to introducing the additional benefits to participants in Pueblo's customer loyalty program (discussed on page 13 of this Form 10-Q) the decline in same store net sales in the retail food division abated somewhat. More specifically, the same store retail sales went from a decline of 5.8% for the 28 weeks ended May 15, 2004, to a decline of 1.53% for the 12 weeks ended August 7, 2004. In-home movie and game entertainment division same store net sales decreased 6.2% and 4.7%, respectively, from the 12 and 40 comparable weeks ended August 9, 2003 primarily due to a decline in rental revenue. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time, whereas VHS tapes had generally been released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's and tapes are simultaneously released for rental and sale resulting in lower sell-through prices and a negative impact on rental from selling the DVDs or tapes. These sell-through offering and pricing practices accelerate consumer interest in the DVD format, but also increase competition from mass merchant retailers.

Gross profit decreased for the 12 and 40 weeks ended August 7, 2004 by $1.4 million and $7.1 million, respectively, to $40.0 million and $137.5 million, respectively, from $41.4 million and $144.6 million for the 12 and 40 weeks ended August 9, 2003. The decrease in gross profit was a result of the decline in net sales. The rate of gross profit (as a percentage of net sales) was 32.5% for both the 12 weeks ended August 7, 2004 and August 9, 2003. For the 40 weeks ended August 7, 2004, the rate of gross profit increased by 0.3% to 32.6% from 32.3% for the comparable period of the prior year. Of the 0.3% increase in the 40 weeks ended August 7, 2004, 0.2% is attributable to the company's retail food division. This improvement in the retail food division's gross margin is a result of utilizing management information systems to better manage the division's promotions and their impact on the mix of sales and gross margin. The remainder of the improvement in the gross profit rate for the 40 weeks ended August 7, 2004 versus the comparable period of the prior year is primarily attributable to the sales and gross margin of the in-home movie and game entertainment division being a larger portion of consolidated sales and gross margin.

Selling, general and administrative expenses were $34.1 million and $114.5 million, respectively, for the 12 and 40 weeks ended August 7, 2004 compared to $35.0 million and $122.4 million, respectively, for the 12 and 40 weeks ended August 9, 2003, decreases of $0.9 million and $7.9 million, respectively. These decreases are a result of the decline in sales and the cost reductions achieved through the third stage of the Company's "Challenge Program" which is part of the Company's cost containment effort to combat the highly competitive nature of its markets.

Depreciation and amortization was $4.4 million and $14.8 million, respectively, for the 12 and 40 weeks ended August 7, 2004 compared to $5.1 million and $16.8 million for the 12 and 40 weeks ended August 9, 2003, decreases of $0.7 million and $2.0 million, respectively. The reasons for these decreases are the closure of two of the Company's supermarkets and the write down of impaired assets the Company recorded during the fourth quarter of the fiscal year (52 weeks) that ended November 1, 2003.

Interest expense, net of interest income, increased by $0.4 million and $5.8 million between the 12 and 40 weeks ended August 7, 2004 and the comparable period of the prior year, primarily as a result of an increase in interest expense on debt. As shown in the table below, the primary factor affecting the change in interest expense on debt, between the 12 and 40 weeks ended August 7, 2004 and the 12 and 40 comparable weeks ended August 9, 2003, was the reorganization, which concluded on June 5, 2003. Included below is a more detailed summary of interest expense on debt for the 12 and 40 weeks ended August 7, 2004 and August 9, 2003 (dollars in thousands).



















<CAPTION)
					               	        INTEREST EXPENSE ON DEBT
						       ------------------------------------------------------

                                                         12 WEEKS ENDED               40 WEEKS ENDED
                                                    -------------------------    -------------------------
                                                      August 7,    August 9,        August 7,   August 9,
                                                        2004         2003             2004         2003
                                                    ------------  -----------    -------------  ----------
Interest expense on debt: (1)
  New 10.125% Senior Secured Notes, issued 6/5/03        2,101        1,636           6,985         1,636
  Revolver borrowings                                      267          318             839         1,351
  Term loans                                               665          574           2,277           574
  Amortization of debt issuance costs                      164          177             539         1,400
                                                     -----------  -----------     -----------  -----------
 Total                                                $  3,197      $ 2,705        $ 10,640       $ 4,961
                                                     ===========  ===========     ===========  ===========

Note (1): Does not include contractual interest expense on pre-petition debt that totaled approximately
$900 and $10,000 for the 12 and 40 weeks ended August 9, 2003, respectively.


Reorganization items during the 12 and 40 weeks ended August 9, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's note-holders on matters pertaining to NSC's Chapter 11 proceedings.

      The 12 and 40 weeks ended August 9, 2003 include a $36.5 million gain resulting from consummation of the Plan of Reorganization in which NSC provided consideration to the pre-petition note-holders equal to $59.5 million in cash and $90.0 million in New 10.125 Senior Secured Notes.

The effective tax rate for the 12 and 40 weeks ended August 7, 2004 was 1.1% and (2.0%), respectively, compared to 4.0% and 5.1% for the comparable 12 and 40 weeks ended August 9, 2003. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income (Loss) Before Income Taxes and Cumulative Effect of an Accounting
Change for financial reporting purposes and pretax income for income tax return reporting purposes to Income (Loss) Before Income Taxes and Cumulative Effect of an Accounting Change.

 	The Company recorded net losses, before the cumulative effect of an accounting change, for the 12 and 40 weeks ended August 7, 2004 of $2.0 million and $3.7 million, respectively, versus net income, before the cumulative effect of an accounting change, of $30.2 million and $28.0 million for the comparable 12 and 40 weeks of the prior year, respectively, decreases of $32.2 million and $31.7 million, respectively. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS discuss the reasons for the variances.

	During the 40 weeks ended August 9, 2003, the Company recorded a $139.9 million charge as the cumulative effect of an accounting change as a result of its adoption of SFAS No. 142 (see NOTE 3 - Goodwill and Trade Names to the notes to the condensed consolidated financial statements included in this Form 10-Q).

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

As to cash provided or used during the 40 weeks ended August 7, 2004, the following pertains:

      	Net cash provided by operating activities for the 40 weeks ended August 7, 2004 was approximately $4.2 million versus approximately $5.3 million for the comparable 40 weeks ended August 9, 2003. The primary reasons for the $1.1 million decrease in cash provided by operating activities are the variance in timing of the interest payments on the new 10.125% Senior Secured Notes, the impact of the payment of restructuring costs and the variance in timing of volume of business tax payments.

      Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $3.1 million for the 40 weeks ended August 7, 2004 versus $3.3 million for the 40 comparable weeks ended August 9, 2003. During the 40 weeks ended August 7, 2004, the Company's capital expenditures were primarily to enhance its distribution, ordering and certain point of sale systems. During the comparable period of the prior year, the Company's capital expenditures were primarily for the completion of a new supermarket that opened during the period. In addition, the Company made normal recurring expenditures for the replacement of equipment at its stores and distribution center during both periods.

      The cash used for financing activities was approximately $1.2 million for the 40 weeks ended August 7, 2004 versus $19.4 million for the 40 comparable weeks ended August 9, 2003 a decrease of approximately $18.2 million. During the 40 weeks ended August 9, 2003 the Company consummated its Plan of Reorganization, in which the Company paid consideration to the holders of its Notes and Series C Senior Notes totaling $59.9 million in cash and $90.0 million in New 10.125 Senior Secured Notes. Also as part of its Plan of Reorganization, the Company received a capital contribution from its equity holder totaling $15.0 million and additional financing related to its May
2003 Bank Agreement, including $45.0 million principal amount of term loans. The Company also repaid its existing revolving credit facility, which totaled $32.0 million on November 2, 2002, and borrowed funds under its May 2003 Bank Agreement. Net revolver borrowings under its May 2003 Bank Agreement totaled approximately $13.3 million during the forty weeks ended August 9, 2003. During the 40 weeks ended August 7, 2004, borrowings under this agreement were approximately $2.4 million. This cash provided by financing activities was offset by approximately $3.2 million and $0.7 million of cash used to repay term loans during the 40 weeks ended August 7, 2004 and August 9, 2003, respectively. As of August 7, 2004, after giving effect to cash borrowings of approximately $13.8 million and outstanding letters of credit of approximately $2.4 million the amount available to be borrowed under the revolving credit facility was approximately $6.7 million.

Working capital deficit was $15.4 million as of August 7, 2004, an improvement of $1.4 million from the $16.8 million working capital deficit as of November 1, 2003, producing a current ratio of 0.83:1 as of August 7, 2004, versus 0.81:1 as of November 1, 2003. The improvement in the working capital deficit is a result of normal fluctuations during this period of the year. Current liabilities include the liability for cash borrowed under the revolving credit facility as the terms of the facility effectively require the balance fluctuate daily and availability is based on inventory levels. Since the facility was funded on June 5, 2003, cash borrowings have fluctuated from a high of $18.0 million to a low of $1.6 million. The total balance outstanding is not expected to be repaid in full in the current period.

Off-Balance Sheet Arrangements

      At August 7, 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

                                NUTRITIONAL SOURCING CORPORATION


Dated: September 9, 2004        /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer