Form 10-K
period 2004-10-30
NUTRITIONAL SOURCING CORP
filed 2004-12-23
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the fiscal year ended: October 30, 2004

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

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by the Court. YES _X   NO   _

   Number of shares of the Registrant's Common Stock, $ .10 par value outstanding as of December 23, 2004 -- 200.

       DOCUMENTS INCORPORATED BY REFERENCE:  NONE
PART I

ITEM 1.     BUSINESS

Name of the Registrant

     Nutritional Sourcing Corporation was founded in 1993 under the name Pueblo Xtra International, Inc. and was known as Pueblo Xtra International, Inc. until July 22, 2002. Effective that date its name was changed to Nutritional Sourcing Corporation ("NSC").

General

     NSC is a Delaware holding company that owns all of the membership units of Pueblo International, LLC, a Delaware limited liability company.
Prior to October 28, 2004, NSC also owned all of the common stock of Pueblo Entertainment, Inc. ("Pueblo Entertainment"), also a Delaware company. On October 28, 2004, Pueblo Entertainment, Inc. was merged into Pueblo International, LLC. Pueblo Entertainment was organized on January 28, 2001 to own and operate the in-home movie and game entertainment store assets in Puerto Rico. Prior to that date those assets were owned and operated by Pueblo International, Inc. Pueblo International, Inc. was converted to a Delaware limited liability company on November 4, 2001 and its name was changed to Pueblo International, LLC. Throughout this report, unless the context otherwise requires, "Company" refers to NSC together with its subsidiaries. Further, throughout this report Pueblo International, LLC, together with its subsidiaries, is referred to as Pueblo. Also on October 28, 2004, FLBN Corporation, a wholly owned subsidiary of Pueblo, was converted to a Delaware limited liability company and its name was changed to FLBN, LLC ("FLBN"). FLBN is the subsidiary that operates the Company's supermarkets and in-home movie and game entertainment stores in the U.S. Virgin Islands.

     Pueblo, which was founded in 1955 with the opening of the first mainland-style supermarkets in Puerto Rico, is one of the leading supermarket chains in the Commonwealth of Puerto Rico and the Territory of the U.S. Virgin Islands. In addition, the Company through its ownership of Pueblo is the leading operator of in-home movie and game entertainment outlets in Puerto Rico and the U.S. Virgin Islands through its franchise rights with Blockbuster Inc. ("BI"). As of October 30, 2004, the Company operated 41 supermarkets in Puerto Rico and 5 supermarkets in the U.S. Virgin Islands. As of October 30, 2004, the Company also operated 39 in-home movie and game entertainment stores in Puerto Rico and 2 in-home movie and game entertainment stores in the U.S. Virgin Islands.

     On November 2, 2001, NSC and its subsidiaries changed their fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. Consequently, one of the previous comparable periods being reported in this Annual Report on Form 10-K is the forty weeks ended November 3, 2001.

     On July 28, 1993, NSC acquired all of the outstanding shares of common stock of Pueblo for an aggregate purchase price of $283.6 million plus transaction costs (hereinafter referred to as the "Acquisition"). Pursuant to the Acquisition, Pueblo became a wholly-owned subsidiary of NSC. The Acquisition was accounted for under the purchase method effective
July 31, 1993 as discussed in the Goodwill and Trade Names section of NOTE 1 to the notes to the Company's consolidated financial statements included in
Item 15 of this Form 10-K.

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

     The top four chains (including Pueblo) in the retail grocery industry in Puerto Rico account for approximately 75% of total industry sales, with the remainder divided among smaller chains and numerous independent operations. Total supermarket chain sales in calendar year 2003 were approximately $2.3 billion, a significant portion of which was attributable to the more densely populated greater San Juan metropolitan area, where the larger chains are concentrated. The grocery industry in less populated parts of the island is characterized by smaller family-run operations with limited selection and less competitive prices. No major U.S. supermarket chains have established operations in the Puerto Rico grocery market, although a number of national general merchandise chains have significant Puerto Rican operations.
Wal-Mart purchased one of the top four chains, Supermercados Amigo, effective December 5, 2002. Amigo divested 6 of its stores to another party and Wal-Mart is operating the remaining chain of 30 stores as Amigo stores. Wal-Mart also operates Sam's Clubs, Wal-Mart Supercenters and Wal-Mart stores on the island of Puerto Rico. National warehouse clubs and mass merchandisers, which have entered the Puerto Rico and U.S. Virgin Islands markets since 1990 offering various bulk grocery and general merchandise items, have increased pricing pressures on grocery retailers including the Company.

     In Puerto Rico, the Company operates its supermarkets under the name Pueblo with emphasis on service, variety and high quality products at competitive prices. In Puerto Rico, the Company estimates that it has a grocery retailing market share of approximately 20%. During the 52 weeks ended October 30, 2004 ("Fiscal 2004"), the Company's stores in Puerto Rico averaged approximately 41,256 gross square feet and generated an average of approximately $423 of sales per selling square foot.

     During the 52 weeks ended October 30, 2004, the five supermarkets in the U.S. Virgin Islands averaged 35,773 gross square feet and generated an average of approximately $439 of sales per selling square foot. The Company estimates its U.S. Virgin Islands grocery retailing market share at approximately 31%.

Supermarket Purchasing and Distribution

     The Company's buying staff purchases products from distributors, as well as directly from producers or manufacturers. The Company generally controls shipping from the point of purchase in an effort to reduce costs and control delivery times. During the 52 weeks ended October 30, 2004, the Company purchased approximately 51% of its total dollar volume of product purchases directly from manufacturers. The Company is seeking to increase this percentage to reduce costs and to obtain improved payment terms.

     The Company owns a full-line distribution center in greater San Juan with approximately 300,000 square feet which is the only facility of its type on the island with refrigerated, freezer and dry grocery capacity. The distribution center is equipped with a computerized tracking system which is integrated with the Company's purchasing, inventory management and shipping systems.
This system enables the Company to make rapid procurement decisions, optimize inventory levels and increase labor productivity. During the fiscal year ended October 30, 2004, this facility provided approximately 52% of the goods (measured by purchase cost) supplied to the Company's supermarkets. This involved processing 20.5 million cases through the facility during that period.

Supermarket Marketing and Merchandising

General

     The Company's merchandising strategies integrate one-stop shopping convenience, premium quality products, attractive pricing, a customer loyalty program and effective advertising and promotion. The Company reinforces its strategies with friendly and efficient customer service and a variety of other services such as banks, restaurants, and private postal facilities, effective promotional programs including in-store promotional activities, and both brandname and high quality private label product offerings.

Product Offerings

     Over the past several years management has increased the number of items offered and analyzed the preferences of its customers. The Company offered approximately 55,000 stock keeping units ("SKUs") for sale as of October 30, 2004. The Company continues to analyze the preferences of its customers and adjusts its levels of SKUs to meet those needs. Management believes the Company's supermarkets offer the greatest product variety within their market areas, as its competitors generally lack the sales volume, store size and procurement efficiencies to stock and merchandise the wide variety of products and services offered by the Company. The Company's management believes the convenience and quality of its specialty department products contribute to customer satisfaction.

      The following table sets forth the mix of products sold (as measured in sales dollars) in the Company's supermarkets for the fiscal periods indicated:

                                                    Fiscal Year Ended
                                      -------------------------------------------
                                       October 30,    November 1,      November 2,
Product Category                          2004           2003             2002
                                      -----------     -----------     -----------
Grocery   . . . . . . . . . . .  .        43.4%           43.9%           43.3%
Health/Beauty Care/General Merchandise     8.1             8.1             8.1
Dairy   . . . . . . . . . . . . . .       18.5            18.6            18.6
Meat/Seafood  . . . . . . . . . . .       14.9            15.1            16.0
Produce . . . . . . . . . . . . . .        9.8             9.2             9.2
Deli/Bakery . . . . . . . . . . . .        5.3             5.1             4.8
                                         ------          ------          ------
     Total  . . . . . . . . . . . .      100.0%          100.0%          100.0%
                                         ======          ======          ======







Pricing

     As one of the largest grocery store chain operators in its markets, the Company is able to take advantage of volume purchase discounts and shipping efficiencies to offer competitive pricing at its supermarkets. The Company utilizes advertising circulars and run-of-press advertisements to emphasize special offers. During the 52 weeks ended October 30, 2004 the supermarkets reduced the number of times circulars are inserted in local newspapers from 33 to 10. The times the circulars are inserted are during the Christmas selling season and for certain popular holidays. Circulars are printed every two weeks during the remainder of the year but are distributed at the supermarkets rather than inserted in local newspapers. However, run-of-press advertisements in newspapers are used during the periods when the circulars are not inserted.

     The circulars, whether inserted or distributed at the supermarkets, and run-of-press advertisements emphasize special offers to holders of the PuebloCard. The card is the cornerstone of the supermarket loyal customer program. The card has two pricing facets. One facet involves special prices that are made available to all customers that have the PuebloCard. The facet other involves additional discounts to customers that have attained, during the calendar year, certain levels of points which are accumulated as a result of making purchases at the supermarkets. Each dollar of purchase equals one point. The first point threshold allows the customer to receive a discount for the remainder of the calendar year of up to 12 percent in the department of the customer's choice. The second, higher point threshold allows the customer to choose a second, but different department to receive a discount of up to 12 percent for the remainder of the calendar year.

Private Label

     The Company's private label program includes grocery, dairy, frozen foods, bakery and deli products in its supermarkets. As of October 30, 2004, the Company offered for sale approximately 217 SKUs of Pueblo brand items. The Company also utilizes Food Club brand and Value Time brand private label products through the Company's membership with Topco Associates, Inc. As of October 30, 2004 the Company offered for sale 502 SKUs of Food Club and Value Time products.

     Product offerings among Pueblo, Food Club and Value Time private label products and national brands are chosen on the basis of quality, cost, gross margin and sales volume in order to offer what management believes is the best selection and value to its customers.

     The Company's private label program consists of the products discussed above as well as products prepared in its bakery and deli departments and a variety of national brand labels sold exclusively at its supermarkets. During the fourth quarter of the fiscal year ended October 30, 2004, private label sales were approximately 11.2% of total supermarket sales.

Supermarket Category Management

     The Company's category management system is designed to combine traditional product variety and pricing functions under the leadership of centralized category managers who are responsible for the supermarket product offerings to consumers. The category managers are supported by the supermarket procurement and replenishment staffs. The Company's management believes such a system improves sales, optimizes inventory levels, reduces purchase costs and thereby enhances gross profit and operating profit margins.

Supermarket Advertising and Promotion

     In addition to utilizing newspaper and in-store advertising in Puerto Rico and the U.S. Virgin Islands, the Company uses direct mail to advertise the features of its customer loyalty program. At various times during the year this is supplemented by radio and television spots.

     Pueblo is the only supermarket operator in its markets that has a Customer loyalty program that provides special economic benefits to consumers that have chosen to participate in the program. Since its inception in March 2001, these benefits have included special discounts on selected items. In April 2004, the Company enhanced the program to offer additional savings to participants. The additional savings are based on the points earned by the participants as discussed above under pricing. There were approximately 1.1 million loyalty cards issued by Pueblo as of October 30, 2004.

In-home Movie and Game Entertainment Operations

     The Company has operated franchised in-home movie and game entertainment locations in Puerto Rico since 1989 and in the U.S. Virgin Islands since 1993, and operated 41 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands as of October 30, 2004. Of the 39 in-home movie and game entertainment stores located in Puerto Rico, 16 are adjacent to the Company's supermarkets and 23 are freestanding stores. Of the 2 in-home movie and game entertainment stores located in the U.S. Virgin Islands, 1 is free-standing and 1 is located adjacent to the Company's store. The Company's free-standing in-home movie and game entertainment stores average approximately 5,399 gross square feet, while the Company's in-home movie and game entertainment outlets that are in the same building as its supermarkets average approximately 3,900 gross square feet. The Company is able to take advantage of cross-marketing opportunities with its supermarket operations, including promotional in-home movie and game entertainment and merchandising offers.

     The Company's In-home Movie and Game Entertainment Operations are currently the largest (in terms of number of stores and total revenue) in-home movie and game entertainment chain operating in Puerto Rico and the U.S. Virgin Islands. The Company believes its locations and name recognition give it an advantage over its competitors. In the last several years Video Avenue has opened 18 stores in Puerto Rico in competition with the Company. Each of the Company's free-standing in-home movie and game entertainment locations carries an average of approximately 10,000 tapes/discs dedicated to video rental whereas its in-home movie and game entertainment locations that are in the same building as its supermarkets average approximately 7,000 tapes/discs. Each location also offers for sale a selection of recorded and blank video tapes and discs, music compact discs, video games, prepaid phone cards, accessories, and snack food products. For promotions of its In-home Movie and Game Entertainment Division operations, the Company utilizes print, television, radio, billboards and in-store signage. The Company's franchisor also provides supplies and some licensed product and support services to the Company. These include, among other things, marketing programs and computer software.

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

     Each in-home movie and game entertainment location is subject to a franchise agreement with the Company's franchisor that provides the right for such location to conduct in-home movie and game entertainment operations for a 20-year period from the initial date of operation of the location. The franchise agreement provides, in addition to other things, that the franchisor has the right to approve each location, approve the promotional activities of the division, approve products sold in each location as well as the cash register check-out hardware and software to be used at each location, and the communications systems to be used at each location. The agreement also specifies the franchise fees, as a percentage of sales, to be paid to the franchisor and provides for direction from the franchisor as to the monies spent on advertising, also as a percentage of sales.

     Although the Company's In-home Movie and Game Entertainment Operations constitute the largest in-home movie and game entertainment chain in Puerto Rico and the U.S. Virgin Islands, the Company competes with 18 Video Avenue stores, 14 Cinema Video stores, numerous local independent video retailers, and mass merchandisers in the category of retail sales of movies and game videos. In addition, the Company's in-home movie and game entertainment stores compete against cable, television, satellite broadcasting, movie theaters, the Internet, and other forms of entertainment.

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

     All of the Company's stores are equipped with point of sale (POS) terminals with full price look-up capabilities that capture sales at the time of transaction down to the SKU level through the use of bar-code scanners. These scanners facilitate customer checkout and provide, by store, valuable information to assist our buyers in the reordering process and provide other valuable information used by category managers. Similar scanning technology is used by each store to electronically record goods received and orders generated.

     The Company's management information systems at its In-home Movie and Game Entertainment Operations are systems that are licensed to the Company by its franchisor.

Employees

     As of October 30, 2004, the Company had approximately 4,212 employees (full and part-time), of whom approximately 3,342 were employed at the supermarket level, 447 at the administrative and financial services offices and distribution center and 423 by the In-home Movie and Game Entertainment Division. Approximately 68% of the Company's hourly supermarket employees were employed on a part-time basis and approximately 2,879 store employees were represented by a nonaffiliated collective bargaining organization under a four year contract expiring in July 2006. The Company considers its relations with its employees to be good.

Trademarks, Tradenames and Service Marks

     The Company owns certain trademarks, tradenames and service marks used in its business, which are registered with the U.S. Patent and Trademark Office, and the appropriate governmental authorities in Florida, Puerto Rico, the U.S. Virgin Islands, and selected foreign jurisdictions. The Company believes that its trademarks, tradenames, and service marks, including, but not limited to, Pueblo, PuebloXtra, and Xtra, are valuable assets due to the fact that brand name recognition and logos are important considerations in the Company's consumer markets. As a franchisee, the Company has exclusive rights to use the franchisor's trademark in its specified franchise territories.

Environmental Regulation

     Compliance by the Company with federal, commonwealth, territory and local environmental protection laws has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

Risk Factors

     Forward Looking Statements

     Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, statements concerning expectations of adequate liquidity and anticipated capital expenditures. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

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

     In-home Movie and Game Entertainment Operations

     The Company's in-home movie and game entertainment franchise faces significant competition and risks associated with technological obsolescence, and the Company may be unable to compete effectively. The in-home movie and game entertainment industry is highly competitive. The Company competes with local, regional and national video retail stores, and with mass merchants, club stores, specialty retailers, supermarkets, pharmacies, convenience stores, bookstores, mail order operations, online stores and other retailers, as well as with noncommercial sources, such as libraries. This industry is also challenged by illegal and non-official competitors that copy and distribute illegal VHS tapes and DVD's, also known as piracy activity. As a result of direct competition with others, pricing strategies for in-home movies and games is a significant competitive factor in the Company's in-home movie and game entertainment business. The Company's in-home movie and game entertainment business also competes with other forms of entertainment, including cinema, television, sporting events and family entertainment centers. If the Company does not compete effectively with competitors in the in-home movie and game entertainment industry or with providers of other forms of entertainment, its revenues and/or its profit margin could decline and its business, financial condition, liquidity and results of operations could be adversely affected.

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

     The division is also dependent on the movie and game production industry for the development of new product and re-launches of older titles as it has no production or duplication facilities of its own. The Company is also dependent on its franchisor for technological advances and permission to expand the items offered for sale.

     Geographic Considerations; Regulation

     The Company is concentrated in the densely populated greater San Juan metropolitan area of Puerto Rico and in the U.S. Virgin Islands. As a result, the Company is vulnerable to economic downturns in those regions, as well as natural and other catastrophic events, such as hurricanes and earthquakes, that may impact those regions. These events may adversely affect the Company's sales which may lead to lower earnings, or even losses, and may also adversely affect its future growth and expansion and ability to acquire windstorm insurance coverage. Further, since the Company is concentrated on three islands, opportunities for future store expansion may be limited, which may adversely affect its business and results of operations. Additionally, the Company is subject to governmental regulations (such as import taxes) that impose obligations and restrictions and may increase its costs.

     The Company is Highly Leveraged

     The Company emerged from bankruptcy in June, 2003 and has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur substantial additional indebtedness in the future, including indebtedness that would be secured by its assets. Additionally, the Company's revolving and term loan debt is subject to variable interest rates. If the Company increases its indebtedness or if there is a substantial increase in interest rates, the related risks that it now faces could intensify. For example, the Company's current level of indebtedness and/or an increase in indebtedness and interest rates could:

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

ITEM 2.     PROPERTIES

     The following table sets forth information as of October 30, 2004 with respect to the owned and leased stores and support facilities used by the Company in its business:

                                               Estimated square footage
                             ---------------------------------------------------------
                                  Owned (1)           Leased               Total
                             -----------------   -----------------    ----------------
                             No. Gross Sq. Ft.   No. Gross Sq. Ft.    No. Gross Sq. Ft
                             --- -------------   --- -------------    --- ------------
Supermarkets . . . . . . .     7    312,000        39  1,559,000       46 1,871,000
In-home movie and game
 entertainment stores . .      4     20,000        37    179,000       41   199,000
Distribution center & offices  1    300,000         1     13,000        2   313,000

(1) For five of the owned stores the Company owns the building and leases the land. Four of these are in Puerto Rico and one is in the U.S. Virgin Islands.

     The majority of the Company's supermarket operations are conducted on leased premises which have initial terms generally ranging from 20 to 25 years. The lease terms typically contain escalation clauses and renewal options allowing the Company to extend the lease term in five to ten year increments. The leases provide for fixed monthly rental payments subject to various periodic adjustments. The leases often require the Company to pay annual percentage rent based on sales and certain expenses related to the premises such as insurance, taxes and maintenance. See NOTE 6 - LEASES of the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K. The Company does not anticipate any difficulties in renewing its leases as they expire.

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

     Since the Acquisition through October 30, 2004, the Company made capital expenditures of approximately $132.4 million (not including repairs and replacements resulting from Hurricane Georges) in its supermarket operations in Puerto Rico and the U.S. Virgin Islands, including the opening of seven new supermarkets, the acquisition of one new supermarket and the remodeling of 39 existing supermarkets. In the same period, the Company made capital expenditures totaling approximately $11.2 million in its In-home Movie and Game Entertainment Division operations.













     The history of store openings, closings and remodels, beginning with fiscal year ended January 27, 2001, is set forth in the following table:

                                                              40 Weeks
                                           Fiscal Year          Ended     Fiscal
                                    ------------------------  November 3,  Year
                                     2004     2003     2002      2001      2001
                                    -------  -------  ------  ----------- ------
Stores in Operation:
 At beginning of year . . . . . .    88        88      89        91        93
 Stores opened:
    Puerto Rico - Supermarkets. .     -         1       -         -         -
    Puerto Rico In-home movie and
      game entertainment stores .     -         1       -         -         1

 Stores closed:
    Puerto Rico - Supermarkets . .    -         1       1         -         2
    Virgin Islands - Supermarkets.    -         1       -         -         -
    Puerto Rico - in-home movie and
     game entertainment stores . .    1         -       -         2         1
                                    ----      ----    ----      ----      ----
 At end of year . . . . . . . .      87        88      88        89        91
                                    ====      ====    ====      ====      ====
Remodels . . . . . . . . . . . .      0         0       2         2         8
                                    ====      ====    ====      ====      ====
Supermarkets by location:
      Puerto Rico . . . . . . .      41        41      41        42        42
      U.S. Virgin Islands . . .       5         5       6         6         6
                                    ----      ----    ----      ----      ----
       Subtotal Supermarkets         46        46      47        48        48

    In-home movie and game
     entertainment stores by
     location:
        Puerto Rico . . . . . . .    39        40      39        39        41
        Virgin Islands. . . . . .     2         2       2         2         2
                                    ----      ----    ----      ----      ----
         Subtotal In-home Movie
          and game entertainment
          stores                     41        42      41        41        43
                                    ----      ----    ----      ----      ----
 Grand Total                         87        88      88        89        91
                                    ====      ====    ====      ====      ====

     The lease agreement for one of the Company's supermarkets in Puerto Rico is terminating on February 15, 2005 and the Company will close this store and return the property to the landlord on or before this date.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the 52 weeks ended October 30, 2004.
                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Dividends and Repurchases

     No cash dividends have been declared on and no repurchases have been made of the Company's common stock since NSC's inception. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends and repurchases of common stock by NSC. Additionally, dividend payments and repurchases by Pueblo to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo is permitted to pay its inter-company interest on its inter-company notes payable to NSC in accordance with the terms thereof. See NOTES 1 and 5 to the Company's consolidated financial statements included in Item 15 of this Form 10-K for a discussion of the issuance of New 10.125% Senior Secured Notes to the Holders and the May 2003 Bank Agreement.























ITEM 6.     SELECTED FINANCIAL DATA
            (Dollars in thousands, except average sales per selling square foot amounts)

                                                                                        Fiscal
                                            Fiscal Year Ended             40 Weeks    Year Ended
                                  -------------------------------------     Ended     -----------
                                  October 30,  November 1,  November 2,  November 3,  January 27,
                                     2004         2003          2002         2001         2001
                                  -----------  -----------  -----------  -----------  -----------
Operating Statement Data
Net sales                           $546,171     $571,336     $588,179     $433,342     $622,050
Cost of goods sold                   368,215      387,797      396,239      290,997      423,755
                                  -----------  -----------  -----------  -----------  -----------
   Gross profit                (A)   177,956      183,539      191,940      142,345      198,295
Selling, general and admin-
    istrative expenses         (B)   150,770      156,428      154,371      116,541      165,667
Gain on lease amendments  (1)  (C)    (1,953)           -            -            -            -
Store closings- exit costs     (D)         -          546          246            -          685
Gain on insurance settlement(2)(E)         -            -      (14,693)           -       (2,464)
                                  -----------  -----------  -----------  -----------  -----------
EBITDA = A minus the sum
       of B+C+D+E (10)                29,139       26,565       52,016       25,804       34,407

Depreciation and amortization(3)      19,456       23,505       28,260       22,671       37,676
                                  -----------  -----------  -----------  -----------  -----------
   Operating profit (loss)             9,683        3,060       23,756        3,133       (3,269)
Interest expense-debt and
   capital lease
   obligations (4)                   (15,469)      (9,909)     (20,946)     (18,376)     (28,830)
Interest and investment
   income, net                            29          178          291          415        2,500
Reorganization items (5)                   -       (5,654)        (995)           -            -
Gain on early extinguishment
   of debt (6)                             -       36,508            -            -       33,867
                                  -----------  -----------  -----------  -----------  -----------
(Loss) income before income
   tax and cumulative effect of
   an accounting change               (5,757)      24,183        2,106      (14,828)       4,268
Income tax benefit (expense)             213          (52)      (2,785)       6,612       (1,573)
                                  -----------  -----------  -----------  -----------  -----------
Net (loss) income before
 cumulative effect of an
 accounting change                    (5,544)      24,131         (679)      (8,216)       2,695

Cumulative effect of an
 accounting change (7)                     -     (139,856)           -            -            -
                                  -----------  -----------  -----------  -----------  -----------

Net (loss) income                  $  (5,544)   $(115,725)   $    (679)    $ (8,216)    $  2,695
                                  ===========  ===========  ===========  ===========  ===========

See notes to Selected Financial Data at the end of this Item 6.


















                                                             As of
                                 -------------------------------------------------------------------
                                 October 30,   November 1,   November 2,   November 3,   January 27,
                                    2004          2003           2002          2001          2001
                                 -----------   -----------   -----------   -----------   -----------
Balance Sheet Data

Cash and cash equivalents (8)        $1,917           $651      $17,992        $ 2,169       $34,833
Working capital deficit             (17,678)       (19,051)      (6,925)        (1,076)       (7,977)
Property and equipment, net          80,742         91,252      102,847        111,227       118,598
Total assets                        206,407        214,434      391,751        394,159       434,790
Total debt and capital
   lease obligations (9)            153,959        156,197      220,526        218,277       218,047
Stockholder's (deficit) equity      (74,087)       (66,019)      34,706         35,385        43,601

          See notes to Selected Financial Data at the end of this Item 6.

                                                                                            Fiscal
                                             Fiscal Year Ended              40 Weeks      Year Ended
                                   -------------------------------------      Ended      ------------
                                    October 30,  November 1,  November 2,  November 3,    January 27,
                                      2004         2003          2002         2001           2001
                                   -----------  -----------  -----------  -----------    ------------

Certain Financial Ratios
   and Other Data
EBITDA (as defined) (10)  *           $29,139      $26,565      $52,016      $25,804        $34,407
Cash flow used in investing activities (3,792)      (4,019)      (7,352)      (5,240)       (17,249)
Cash flow (used in) provided
   by financing activities             (1,751)     (22,562)       1,376         (503)       (31,685)
Cash flow provided by (used
   in) operating activities             6,809        9,240       21,779      (26,921)       (11,944)
Capital expenditures                    3,797        4,027        7,391        5,271         17,452
EBITDA (as defined) margin (10)           5.3%         4.6%         8.8%         6.0%           5.5%
Debt to EBITDA  (as defined)           5.28:1       5.88:1       4.24:1       6.65:1**       6.34:1

*  Includes a gain from the Hurricane Georges insurance claim of $14,693 and $2,464 for the fiscal years ended November 2, 2002 and January 27, 2001, respectively.

** For comparison purposes, this ratio was computed using the EBITDA for the trailing 52 week period.

          See notes to Selected Financial Data at the end of this Item 6.


























                                                                                 40 Weeks    Fiscal
                                                        Fiscal Years               Ended      Year
                                            ---------------------------------    November 3,--------
                                                2004        2003        2002       2001       2001
                                            -----------  -----------  --------   --------   --------
RETAIL FOOD DIVISION DATA
Puerto Rico
 Number of stores (at fiscal year-end)             41         41         41         42         42
 Average sales per store (11)               $  11,342   $ 11,619   $ 12,125   $  8,698   $ 11,943
 Average selling square footage                28,709     29,344     29,393     28,895     28,149
 Average sales per selling square foot (11) $     423   $    424   $    442   $    319   $    452
 Total sales                                $ 465,007   $485,307   $500,624   $365,311   $522,059
 Same store sales % change                       (4.1)%     (6.5)%      4.1%      (7.6)%     (7.6)%

U.S. Virgin Islands
 Number of stores (at fiscal year-end)              5          5          6          6          6
 Average sales per store (11)               $   8,518   $  7,610   $  7,729   $  5,916   $  8,085
 Average selling square footage                20,017     21,043     19,421     19,421     19,421
 Average sales per selling square foot (11) $     439   $    366   $    400   $    305   $    414
 Total sales                                $  42,588   $ 44,929   $ 46,376   $ 35,497   $ 48,509
 Same store sales % change                        6.6%      (1.6)%     (1.0)%     (4.5)%     (3.3)%

IN-HOME MOVIE AND GAME ENTERTAINMENT DIVISION DATA
In-home Movie and Game Entertainment Stores
 Number of stores (at fiscal year-end)             41         42         41         41         43
 Average sales per store (11)               $     901   $    951   $    973   $    702   $  1,000
 Average weekly sales                       $     723   $    768   $    781   $    740   $    837
 Total sales                                $  37,455   $ 39,903   $ 39,893   $ 29,421   $ 42,954
 Same store sales % change                       (6.1)%     (1.5)%     (0.5)%     (7.8)%    (13.5)%

               See notes to Selected Financial Data at the end of this Item 6.


NOTES TO SELECTED FINANCIAL DATA

(1) Represents the gain from three supermarket lease amendments (see NOTE 6 - LEASES in the notes to the consolidated financial statements included in item 15 of this Form 10-K).
(2)  Includes a gain from the Hurricane Georges insurance claim of $14.7 million and $2.5 million for the fiscal years ended November 2, 2002 and January 27, 2001, respectively.
(3) Includes charges of $0.4 million and $3.5 million for the write down of stores that were closed for the fiscal years ended November 1, 2003 and January 27, 2001, respectively. Additionally, the
     Company recorded a charge of $1.2 million during the fiscal year ended November 1, 2003, for the write down of impaired assets related to two under performing stores in accordance with SFAS No. 144.
(4) The fiscal years ended November 1, 2003 and November 2, 2002 amounts do not include contractual interest expense on pre-petition debt totaling approximately $10.0 million and $2.7 million, respectively.
(5) Reorganization items consist primarily of the costs of the Company's and its noteholders' financial and legal professionals advising the parties on matters pertaining to the Company's Chapter 11 proceedings.
(6) The 52 weeks ended November 1, 2003 included a gain from the Consummation of the Plan of Reorganization in which NSC provided consideration to the pre-petition noteholders equal to $59.5 million in cash and $90 million in New 10.125% Senior Secured Notes. The 52 weeks ended January 27, 2001 included a gain resulting from the Company's purchase of $87.7 million principal amount of its Notes and Series C
  Senior Notes.
(7) The Company recorded a write down of goodwill during the fiscal year ended November 1, 2003 as a result of its adoption of SFAS No. 142.
(8) Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.
(9) The balance as of November 2, 2002 includes the carrying value of the Notes and Series C Senior Notes totaling approximately $176.2 million, which are included as Liabilities Subject to Compromise in the Company's consolidated financial statements.
(10) EBITDA (as defined) represents earnings before interest, taxes, depreciation, amortization, the gain from early extinguishment of debt, reorganization items, and the cumulative effect of an accounting change. EBITDA (as defined) is not intended to replace cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income
     (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales. The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the Company's liquidity and compliance with our debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

     On January 22, 2003, the SEC issued release No. 33-8176 that set forth new requirements relating to the disclosure of non-Generally Accepted Accounting Principles (GAAP) financial measures, as defined in the release. Management presents EBITDA as management believes it is an important means by which to measure the Company's operating results. However, in compliance with release No. 33-8176 we have provided, in the first table in this ITEM 6, a reconciliation of EBITDA to the GAAP measure of net (loss) income.

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

     Self-Insurance Costs
     NSC's and its operating subsidiaries are, primarily, self-insured for costs related to workers' compensation, general liability claims and certain health insurance programs. Liabilities for general liability and workers' compensation claims are actuarially determined, by an outside actuary, and are recognized based on claims filed and an estimate of claims incurred but not yet reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis. The Company is insured for covered costs in excess of these per claim limits. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations included in ITEM 15 of this Form 10-K.

     The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled, can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities.

     Impairments of Long-Lived Assets
     Management monitors the carrying value of long-lived assets for potential impairment based on whether trigger events have occurred. These events include current period losses, by location, combined with a history of losses, a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and management's estimates of expected cash flows related to specific stores, to the carrying value for those stores. If impairment is identified for long -lived assets to be held and used, the value of the assets is written down to its estimated fair value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The estimates included in this process involve subjective and complex judgments by management. Any reductions in the carrying value of assets resulting from the application of this policy are included in "Depreciation and amortization" in the Consolidated Statements of Operations included in ITEM 15 of this Form 10-K.

     Benefit Plans
     The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent upon selection of assumptions used by actuaries in calculating those amounts. Those assumptions are described in NOTE 8 - RETIREMENT BENEFITS in the notes to the Consolidated Financial Statements included in ITEM 15 of this Form 10-K and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company's recognized expense and recorded obligation in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense. The cost of these plans are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations included in ITEM 15 of this Form 10-K.

     Revenue Recognition
     Revenues from the sale of products are recognized at the point of sale of our products or, in the case of video rentals, at the time of rental. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold/rented.

     Cost of Goods Sold, including Vendor Allowances, Warehousing and Transportation
     Management believes the classification of costs included in merchandise costs could vary widely throughout our industry. Our approach is to include the direct, net costs of acquiring products and delivering them to the Company's stores in the "Cost of goods sold" line item in the Consolidated Statements of Operations. We believe this approach most accurately presents the actual costs of products sold, and is consistent with recently issued accounting standards on the topic.

     In addition to the cost of merchandise, net of discounts and allowances, inbound freight charges, warehousing costs, including receiving and inspection costs; and transportation costs are included in the "Cost of goods sold", line item of the Consolidated Statements of Operations. Allowances (including rebates) relating to the Company's buying and merchandising activity (including promotional activity) are recorded as a reduction in "Cost of goods sold" as earned according to subjective estimates by management relating to the underlying agreement, inventory movement and time.

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

     As discussed in NOTE 7 - INCOME TAXES to the consolidated financial statements included in ITEM 15 to this Form 10-K, the Company has approximately $27.8 million in tax benefits from net operating losses and tax credit carry-forwards. These carry-forwards are in the Puerto Rico and U.S. Virgin Islands tax jurisdictions. Management has established a valuation reserve of approximately $21.7 million against these future tax benefits as their realization in these jurisdictions is doubtful during the carry-forward periods.

Results of Operations

52 Weeks Ended October 30, 2004 vs. 52 Weeks Ended November 1, 2003

     As of October 30, 2004, the Company operated a total of 46 supermarkets and 41 in-home movie and game entertainment locations in Puerto Rico and the
U. S. Virgin Islands. During the fiscal year ended October 30, 2004, the Company closed one in-home movie and game entertainment store in Puerto Rico. The Company is evaluating replacement sites for this store.

     Net sales for the 52 weeks ended October 30, 2004 were $546.2 million versus $571.3 million in the comparable period of the prior year, a decrease of 4.4%. For the comparable 52 week periods, same store net sales were $523.5 million for the year ended October 30, 2004 versus $542.2 million for the comparable period of the prior year, a decrease of 3.5%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store net sales in the Retail Food Division decreased 3.3% for the 52 weeks ended October 30, 2004 as compared to the same period of the prior year. The primary factors contributing to the decrease in same store net sales in the Retail Food Division were continued growth in competition and a softening of the economy in Puerto Rico. The factors discussed above concerning the decline in same store net sales have created severe pressure on the Company's Retail Food Division as well as its competitors to reduce retail prices in the Company's markets. In response to these pressures the division introduced additional benefits to participants in Pueblo's customer loyalty program during the year (discussed on pages 4 and 6 of this Form 10-K). Since the introduction of these additional benefits, the decline in same store net sales in the Retail Food Division has abated and same store net sales in the retail food division increased by 2.5% during the fourth quarter (12 weeks) ended October 30, 2004 as compared to the comparable period of the prior year. In-home Movie and Game Entertainment Division same store net sales (rental revenue and sales) decreased 6.1% for the 52 weeks as compared to the same period in the prior year primarily due to a decline in rental revenue. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time whereas VHS tapes are generally released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's are simultaneously released for rental and sale resulting in lower sell-through prices, which means prices that are low enough to allow an affordable sales price by the retailer to the consumer. This sell-through price has accelerated consumer interest in the format but has also served to increase competition from mass merchant retailers.

      Gross profit for the 52 weeks ended October 30, 2004 was $178.0 million versus $183.5 million for the comparable period of the prior year, a decrease of $5.5 million. Gross profit for the Retail Food Division was $148.3 million for the 52 weeks ended October 30, 2004 compared to $152.2 million for the comparable period of the prior year, a decrease of $3.9 million. The $3.9 million decrease in gross profit for the Retail Food Division was primarily a result of the decrease in net sales. The rate of gross profit (as a percentage of net sales) for the Retail Food Division was 29.1% for the 52 weeks ended October 30, 2004 compared to 28.7% for the 52 weeks ended November 1, 2003, an increase of 0.4%. This improvement in the retail food division's gross margin is a result of utilizing management information systems to better manage the division's promotions and their impact on the mix of sales and gross margin. The gross profit for the In-home Movie and Game Entertainment Division for the 52 weeks ended October 30, 2004 was $29.7 million versus $31.3 million for the comparable period of the prior year, a decrease of $1.6 million. The gross profit rate for the In-home Movie and Game Entertainment Division increased by 0.8% to 79.3% in the 52 weeks ended October 30, 2004. The increase in the gross profit rate was a result of a general improvement in gross margins on sell-through product.

      Selling, general and administrative expenses were $150.8 million for the 52 weeks ended October 30, 2004 compared to $156.4 million for the comparable period of the prior year. This decrease is a result of the decline in net sales and the cost reductions achieved through the Company's cost containment efforts to combat the highly competitive nature of its markets.

      Results for the 52 weeks ended November 1, 2003 include a $0.5 million loss (before income taxes) for the exit costs of two supermarkets that were closed. One of the stores is in Puerto Rico, and one is on the island of St. Thomas in the U.S. Virgin Islands. Both were closed based on management's view of their profit potential. The exit costs primarily included contractual occupancy costs, property taxes, and other occupancy costs beyond the closing date, employee severance and related benefit costs.

      The 52 weeks ended October 30, 2004 include a gain of approximately $2.0 million, net of related expenses, as a result of amending certain store leases. The amendments, and related gains, involve two Puerto Rico supermarkets and one U.S. Virgin Islands supermarket. The amendment concerning the U.S. Virgin Islands supermarket related to rent the Company had accrued and not paid over a number of previous years. The rent had not been paid based on certain provisions in the related lease as to the Company's use of the property it leases and use of property leased by other tenants in the same shopping center. The amendment to one of the Puerto Rico store leases involves an agreement to close the store earlier than the original lease termination date. Additional amounts are due the Company from the landlord when the store is returned to the landlord in February 2005 and will be recognized when realized. The amendment to the second Puerto Rico store lease involved the return of land to the landlord that the Company was not using and allowing the landlord to develop land at the shopping center that heretofore had been undeveloped. See NOTE 6 - LEASES in the notes to the consolidated financial statements included in item 15 of the Form 10-K.

      Depreciation and Amortization was $19.5 million for the 52 weeks ended October 30, 2004 compared to $23.5 million for the comparable period of the prior year, a decrease of $4.0 million. During the 52 weeks ended November 1, 2003, the Company recorded a write down of impaired assets in accordance with SFAS No. 144 of $1.2 million (see Long- Lived Assets in NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 15 of this Form 10-K). The Company also recorded an adjustment of $1.0 million during the 52 weeks ended November 1, 2003 as a result of changing the estimated useful lives of its rental video and game inventory from one year to six months (see NOTE 2 - INVENTORIES to the notes to the consolidated financial statements included in Item 15 of this Form 10-K). The remaining decline during the current fiscal year is a result of normal depreciation on existing assets.

      Interest expense, net of interest income, increased by $5.7 million between the 52 weeks ended October 30, 2004 and the comparable period of the prior year primarily as a result of an increase in interest expense on debt as shown in the table below (dollars in thousands). The primary difference between the two periods resulted from the interest expense on debt for the 52 weeks ended November 1, 2003 not including contractual interest expense on pre-petition debt that totaled approximately $10,000.

                                                                  INTEREST EXPENSE ON DEBT
                                                                 ---------------------------
                                                                   For the 52 weeks ended
                                                                 ---------------------------
                                                                   October 30,    November 1,
                                                                      2004           2003
                                                                  ------------   ------------
Interest expense on debt:
  New 10.125% Senior Secured Notes, issued 6/5/03                   $9,065         $ 3,718
  Revolver borrowings                                                  879           1,426
  Term loans                                                         2,926           1,291
  Amortization of debt issuance costs                                  942           1,726
                                                                  ------------   ------------
 Total                                                             $13,812         $ 8,161
                                                                  ============   ============



      There were no reorganization activities during the 52 weeks ended October 30, 2004.

      Reorganization items during the fiscal years ended November 1, 2003 consisted primarily of the costs of financial and legal professionals providing financial and legal services to both the Company and the Company's noteholders on matters pertaining to the Company's Chapter 11 proceedings.

      The 52 weeks ended November 1, 2003 include a $36.5 million gain resulting from extinguishment of debt on consummation of the Plan of Reorganization in which NSC provided consideration to the pre-petition noteholders equal to $59.5 million in cash and $90.0 million in New 10.125% Senior Secured Notes.

     The 52 weeks ended October 30, 2004 included an income tax benefit of $0.2 million compared to income tax expense totaling $0.1 million in the comparable period of the prior year. The effective rates for the 52 weeks ended October 30, 2004 and the comparable period of the prior year were 3.7% and 0.2%, respectively. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between (Loss) Income Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes, and pretax income for income tax return reporting purposes.

     The Company realized net loss, before the cumulative effect of an accounting change, of $5.5 million for the 52 weeks ended October 30, 2004, compared to net income, before the cumulative effect of an accounting change, of $24.1 million in the comparable period of the prior year. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

     During the 52 weeks ended November 1, 2003, the Company recorded a $139.9 million charge as the cumulative effect of an accounting change as a result of its adoption of SFAS No. 142 (see NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES to the notes to the consolidated financial statements included in Item 15 of this Form 10-K). No such adjustments was required during the 52 weeks ended October 30, 2004.

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

     Total sales for the 52 weeks ended November 1, 2003 were $571.3 million versus $588.2 million in the comparable period of the prior year, a decrease of 2.9%. For the comparable 52 week periods, same store sales were $542.5 million for the year ended November 1, 2003 versus $576.0 million for the comparable period of the prior year, a decrease of 5.8%. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store sales in the Retail Food Division decreased 6.1% for the 52 weeks ended November 1, 2003 as compared to the same period of the prior year. The factors contributing to the decrease in same store sales in the Retail Food Division were continued growth in competition and a softening of the economy in both Puerto Rico and the U.S. Virgin Islands. The above factors created severe pressure on the Company's Retail Food Division as well as its competitors to reduce retail prices in the Company's markets. In-home Movie and Game Entertainment Division same store sales (rental revenue and sales)decreased 1.5% for the 52 weeks as compared to the same period in the prior year primarily due to a decline in rental revenue. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time whereas, VHS tapes are generally released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's are simultaneously released for rental and sale resulting in lower sell-through prices, which means prices that are low enough to allow an affordable sales price by the retailer to the consumer. This sell-through price has accelerated consumer interest in the format but has also served to increase competition from mass merchant retailers.

     Gross profit for the 52 weeks ended November 1, 2003 was $183.5 million versus $191.9 million for the comparable period of the prior year, a decrease of $8.4 million. Gross profit for the Retail Food Division was $152.2 million for the 52 weeks ended November 1, 2003 compared to $160.2 million for the comparable period of the prior year, a decrease of $8.0 million. The $8.0 million decrease in gross profit for the Retail Food Division was primarily a result of the decline in sales. The rate of gross profit (as a percentage of sales) for the Retail Food Division was 28.6% for the 52 weeks ended November 1, 2003 compared to 29.2% for the 52 weeks ended November 2, 2002, a decrease of 0.6%. The primary reason for the decline in the rate of gross profit in the Retail Food Division is the reduction of retail prices as a result of the pricing pressures mentioned above. The gross profit for the In-home Movie and Game Entertainment Division for the 52 weeks ended November 1, 2003 was $31.3 million versus $31.7 million for the comparable period of the prior year, a decrease of $0.4 million. The gross profit rate for the In-home Movie and Game Entertainment Division decreased by 1.1%, to 78.5% in the 52 weeks ended November 1, 2003. The decrease in the gross profit rate was a result of a decrease in video rentals, which have a higher gross margin rate than product sales, as a percentage of total In-home Movie and Game Entertainment Division sales.

     Selling, general and administrative expenses were $156.4 million for the 52 weeks ended November 1, 2003 compared to $154.4 million for the comparable period of the prior year. Considering the decline in same store sales and the stores closed during both periods selling general and administrative expenses would be expected to decline approximately $5.5 million dollars. However, included in the total for the 52 weeks ended November 1, 2003 are approximately $4.5 million in selling, general and administrative costs of the new supermarket and the new In-home Movie and Game Entertainment store, both opened in late November of 2002, and severance costs of approximately $0.5 million associated with staff reductions in the administrative areas of the Company in the Spring of 2003. In addition energy costs increased approximately $1.8 million primarily as a result of rate increases. All other selling general and administrative costs increased approximately $0.7 million net of the impact of the Company's "Challenge Program" which is part of the Company's cost containment effort to combat the highly competitive nature of its markets. These cost containment programs were initiated in the Spring of 2003 in the areas of administrative support costs, insurance, supply costs, repairs and maintenance, communications, advertising and store labor.

     Results for the 52 weeks ended November 2, 2002 include a $14.7 million gain (before income taxes) realized upon the settlement of the business interruption portion of the Company's Hurricane Georges insurance claim.

     Results for the 52 weeks ended November 1, 2003 include a $0.5 million loss (before income taxes) for the exit costs of two supermarkets that were closed. One of the stores is in Puerto Rico, and one is on the island of St. Thomas in the U.S. Virgin Islands. Both were closed based on management's view of their profit potential. The exit costs primarily included contractual occupancy costs, property taxes, and other occupancy costs beyond the closing date, employee severance and related benefit costs.

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

     The 52 weeks ended November 1, 2003 include a $36.5 million gain resulting from extinguishment of debt on consummation of the Plan of Reorganization in which NSC provided consideration to the pre-petition noteholders equal to $59.5 million in cash and $90.0 million in New 10.125% Senior Secured Notes.

     Income tax expense for the 52 weeks ended November 1, 2003 was $0.1 million compared to $2.8 million in the comparable period of the prior year, a decrease of $2.7 million. The effective rates for the 52 weeks ended November 1, 2003 and the comparable period of the prior year were 0.2% and 132.2%, respectively. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between (Loss) Income Before Income Taxes and Cumulative Effect of an Accounting Change for financial reporting purposes, and pretax income for income tax return reporting purposes to (Loss) Income Before Income Taxes and Cumulative Effect of an Accounting Change.

     The Company realized net income, before the cumulative effect of an accounting change, of $24.1 million for the 52 weeks ended November 1, 2003, an improvement of $24.8 million from the net loss, before the cumulative effect of an accounting change, of $0.7 million in the comparable period of the prior year. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

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

Liquidity and Capital Resources

     As discussed in Item 1, in August 2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003. The relief under Chapter 11 pertained to NSC only, not to its operating subsidiaries.

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

     The New 10.125% Senior Secured Notes issued by NSC at the time it emerged from Chapter 11 and the May 2003 Bank Agreement are discussed in NOTE 5 - DEBT in the notes to the consolidated financial statements included in
ITEM 15 of this Form 10-K. Certain financial requirements (covenants) of the Company in the May 2003 Bank Agreement were amended effective May 14, 2004.

     NSC has no operations of its own, and its only asset is its equity interest in Pueblo and inter-company notes issued to NSC by its subsidiary that replaced inter-company notes issued at the time of the Acquisition. NSC has no source of cash to meet its obligations, including its obligations under the New 10.125% Senior Secured Notes ("New Notes"), other than payments by its subsidiaries on such inter-company notes. The inter-company notes are subordinated to the obligations of the subsidiaries under the May 2003 Bank Agreement and to the trade creditors of Pueblo. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo is permitted to pay its inter-company interest on its inter-company notes payable to NSC in accordance with the terms thereof.

Off-balance sheet arrangements

     At October 30, 2004 the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

     The following table reflects a summary of obligations and commitments outstanding as of October 30, 2004 (dollars in thousands).

                                                   Payment due by period
                                  ---------------------------------------------------------------
                                                Less than                              More than
Contractual obligation              Total        1 year      1-3 years    3-5 years     5 years
-------------------------         -----------  -----------  -----------  -----------  -----------

Long-term debt                     $143,451     $ 4,200      $ 8,750       $130,501     $      -
Capital lease obligations            24,173       2,010        3,827          3,345       14,991
(including interest)
Operating lease obligations         133,154      13,517       24,160         20,067       75,410
Purchase obligations                 40,445      12,560       23,074          4,811            -
Other long-term liabilities
  (included on the Company's
  balance sheet):
    Deferred income taxes            18,292         857        3,006          1,825       12,604
    Reserve for self insurance        4,530           -          906            906        2,718
    Other long-term liabilities
      and deferred credits           25,799         (18)       2,369          1,863       21,585
                                  -----------  -----------  -----------  -----------  -----------
  Total                            $389,844     $33,126      $66,092       $163,318    $ 127,308
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

      Purchase obligations - the Company's purchase obligations include two contracts. Of the total $40,445 obligation, $34,783 relates to a contract to purchase merchandise to be sold in the Company's supermarkets in Puerto Rico. This contract has a term of five years with an expiration date of June 30, 2007. The contract stipulates a minimum purchase requirement over the five year term of the agreement, in cases (as defined by the agreement), and can be automatically extended by either the Company or the supplier for an additional term until such time as the minimum purchase requirement is met by the Company. Management anticipates the purchase requirement will be met during the five year term of the agreement. Another $5,303 relates to a contract to purchase supplies. This contract has a three year term with an expiration of December 31, 2005. The contract stipulates a minimum purchase requirement of $9.0 million over its term. This contract also stipulates that if, upon expiration or termination of the contract for any reason, the Company has not purchased $9.0 million in products, the Company shall pay to the supplier an amount equal to 1% of the minimum purchase requirement not achieved. The above purchase obligations have been apportioned by year in the table above based on estimates of current purchasing and price levels.

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

     The initial term of the May 2003 Bank Agreement expires June 22, 2008 and will continue thereafter on a year-to-year basis unless sooner terminated by either party. The borrowers granted the 2003 Bank Lender a security interest in all assets, tangible and intangible, owned or hereafter acquired or existing as collateral. In addition, the May 2003 Bank Agreement is collateralized by a pledge of the capital stock of, and inter-company notes issued by, the Company's operating subsidiaries.

     The Company is required, under the terms of the May 2003 Bank Agreement and the May 14, 2004 amendment thereto, to meet certain financial covenants including minimum consolidated net worth (as defined) levels, minimum working capital (as defined) levels, minimum earnings before net interest, income taxes, depreciation and amortization (EBITDA) as defined, minimum net revenues, a minimum fixed charge coverage ratio (as defined) and maximum debt to EBITDA ratio (as defined). The May 2003 Credit Agreement also contains certain other restrictions, including restrictions on additional indebtedness and the declaration and payment of dividends.

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

     As of October 30, 2004, the Company had borrowings of $14.1 million under its May 2003 revolving credit facility. The weighted average per annum interest rate on these borrowings for the 52 weeks ended October 30, 2004 and November 1, 2003 was 6.021% and 5.851%, respectively. After giving effect to outstanding standby letters of credit in the amount of $2.4 million, as of October 30, 2004, the borrowing availability on a revolving basis under the terms of the May 2003 Bank Agreement was $7.0 million.

As to cash provided or used during the 52 weeks ended October 30, 2004 the following pertains:

     Cash provided by operating activities was $6.8 million during the 52 weeks ended October 30, 2004 compared to $9.2 million in the comparable period of the prior year. The decline is primarily a result of the variance in the interest payments on the new 10.125% Senior Secured Notes, the impact of the payment of restructuring costs and the variance in timing of volume of business tax payments. When the Company emerged from bankruptcy, the first interest payment on the 10.125% Senior Secured Notes was due in February of 2003. The accrued amount of $3.7 million as of November 1, 2003 included interest from June 1, 2003 through November 1, 2003. All succeeding interest payments are due on August 1 and February 1 of each year. Consequently, the amount accrued as of October 30, 2004 included interest from August 2, 2004 through October 30, 2004, or $2.3 million.

     Net cash used in investing activities was $3.8 million and $4.0 million during the 52 weeks ended October 30, 2004 and the comparable period of the prior year, respectively. The decrease is a result of a decrease in purchases of property and equipment, net of proceeds from sales of property and equipment, during the 52 weeks ended October 30, 2004 as compared to the comparable period of the prior year.

     Net cash used in financing activities was $1.8 million for the 52 weeks ended October 30, 2004 versus $22.6 million in the prior year. Upon consummation of the Plan of Reorganization, the Company paid consideration to the holders of its Notes and Series C Senior Notes totaling $59.5 million in cash and $90.0 million in New 10.125% Senior Secured Notes. Also as part of its Plan of Reorganization, the Company received a capital contribution from its equity holders totaling $15.0 million. The Company also repaid its existing revolving credit facility, which totaled $32.0 million on November 2, 2002, and borrowed funds, net of repayments on term loans, totaling $54.6 million under its May 2003 Bank Agreement. During the fiscal year ended October 30, 2004, the Company repaid a net amount of $1.2 million under its May 2003 Bank Agreement.

     Working capital as of October 30, 2004 was a deficit of $17.7 million, an improvement of $1.4 million from the deficit of $19.1 million as of November 1, 2003, producing a current ratio of 0.81:1 as of October 30, 2004, versus 0.79:1 as of November 1, 2003. The improvement in the working capital deficit is a result of a general improvement in various components of working capital including an increase in prepaid expenses caused by a variance in the timing of volume of business tax payments, a reduction in the interest payable as the amount due to the bondholders as of November 1, 2003 was for a greater period of time than the amount due as of October 30, 2004, and an increase in current deferred tax assets. These improvements were offset by a decrease in inventory and increases in salaries and benefits payable and borrowings under the revolving credit facility. Current liabilities include the liability for cash borrowed under the revolving credit facility as the terms of the facility effectively require the balance fluctuate daily and availability is based on inventory levels. Since the facility was funded on June 5, 2003, cash borrowings have fluctuated from a high of $18.0 million to a low of $1.6 million. The total balance outstanding is not expected to be repaid in full in the current period.

     The Company's general liability and certain of its workers compensation insurance programs are self-insured. The Company maintains insurance coverage for claims in excess of $500,000 for 7 of its locations and $250,000 for all other locations. The current portion of the reserve, representing amounts expected to be paid in the next fiscal year, is $4.3 million as of October 30, 2004 and is anticipated to be funded with cash provided by operating activities.

     Capital expenditures for the 52 weeks ending October 29, 2005 are expected to be approximately $9.0 million. This capital program (which is subject to continuing change and review) includes the remodeling of certain existing locations, and updating of equipment and software.

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


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not trade or speculate in derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. A hypothetical change of 1.0% in the Company's effective interest rate for its revolving credit borrowings from Fiscal 2004 levels would increase/decrease interest expense by approximately $0.1 million.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-34 and S-1 through S-4 appearing at the end of this report.

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

      In addition, Company management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting and there have been no changes during the Company's fourth fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

      None.

                                  PART III

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

Directors
---------

Name                             Age   Position
----                            ----   --------
William T. Keon, III . . . . . 58    Director and Chairman of the Board of
                                      Directors; President and Chief Executive
                                      Officer; Chairman of the Executive
                                      Committee

Steven I. Bandel . . . . . . . 51    Director; Member of the Executive
                                      Committee and Chairman of the Audit and
                                      Risk Committee; Chairman of the
                                      Compensation and Benefits Committee

Cristina Pieretti  . . . . . . 52    Director; Member of the Audit and Risk
                                      Committee

Executive Officers
------------------
William T. Keon, III . . . . . 58    President and Chief Executive Officer

Daniel J. O'Leary  . . . . . . 58    Executive Vice President and Chief
                                      Financial Officer, Chief Accounting
                                      Officer and Assistant Secretary

Fernando J. Bonilla  . . . . . 44    Vice President, General Counsel and
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

     Cristina Pieretti was appointed a Director in March 1997.  Since
February 1996, Ms. Pieretti has held a number of senior management positions within the Cisneros Group in the consumer goods, retail and telecommunications industries. From March 1995 to February 1996, Ms. Pieretti was a partner at Booz-Allen & Hamilton, a consulting firm. Ms. Pieretti has the title of Executive Vice-President Venezuela for the Cisneros Group. She is also a member of the board of directors of America Online Latin America, Inc.

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

     Fernando J. Bonilla joined the Company in September 1997 as Vice President, General Counsel and Secretary. Before joining the Company, Mr. Bonilla served as General Counsel and Secretary to the Board of Directors of the Puerto Rico Maritime Shipping Authority and a junior partner of Fiddler Gonzalez and Rodriguez, a law firm in Puerto Rico. Since February 2003, Mr. Bonilla has been a member of the Board of Directors of the Authority of the Port of the Americas, a government corporation of the Commonwealth of Puerto Rico that is developing a transshipment port in southern Puerto Rico.

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

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid or distributed by the Company through October 30, 2004 to, or accrued through such date for the account of the Chief Executive Officer as well as each of the most highly compensated executive officers of the Company serving at October 30, 2004 (the "named executive officers") for services rendered to the Company during each of the last three fiscal years, if applicable. All compensation was paid by Pueblo.

SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                --------------------------------------------------------------
          (a)                     (b)          (c)         (d)           (e)           (f)
                                                                        Other
          Name                                                          Annual       All Other
          and                                                           Compen-       Compen-
       Principal                 Fiscal       Salary       Bonus        sation        sation
       Position                   Year         ($)          ($)           ($)           ($)
--------------------------      --------     --------    ---------   -----------    -----------
William T. Keon, III, (5)         2004        572,952      810,157     33,634(2)     28,438(1)
   President and Chief            2003        545,962      701,100     23,000(2)     37,412(1)
   Executive Officer              2002        518,846      945,547     22,614(2)     44,235(1)

Daniel J. O'Leary (5)             2004        312,520      249,887     28,920(3)          -
   Executive Vice President;      2003        297,327      235,550     25,735(3)          -
   Chief Financial Officer        2002        281,846      219,162     18,904(3)          -

Fernando Bonilla (5)              2004        155,337       62,191     12,274(4)          -
   Vice President; General        2003        147,981       47,410     11,690(4)          -
   Counsel; Secretary             2002        140,723       40,230     11,998(4)          -


NOTES TO SUMMARY COMPENSATION TABLE

(1) Amount represents the Company's matching contribution to an elective non-qualified deferred compensation plan maintained by the Company.

(2) Includes costs related to the reimbursement of executive medical expense of $21,284, $10,650, and $10,264 and an automobile allowance in the amount of $12,350, $12,350, and $12,350 for Fiscal 2004, Fiscal 2003,
      and Fiscal 2002.

(3) Includes costs related to the reimbursement of executive medical expense of $18,520, $15,335, and $8,504 and an automobile allowance in the amount of $10,400, $10,400, and $10,400 for Fiscal 2004, Fiscal 2003,
      and Fiscal 2002.

(4) Includes costs related to the reimbursement of executive medical expense of $3,174, $2,590, and $2,898 and an automobile allowance in the amount of $9,100, $9,100, and $9,100 for Fiscal 2004, Fiscal 2003, and Fiscal
      2002.

(5) Effective March 15, 2003, the employment arrangements for Messrs. Keon, O'Leary and Bonilla were formalized in retention agreements.

PENSION PLAN TABLES
-------------------

     The Company sponsors two defined benefit plans. The Pueblo International, LLC Employees' Retirement Plan (the "Retirement Plan") is tax-qualified under the Internal Revenue Code and covers all full-time and certain part-time employees of the Company over age 21 with one year of service. Based on an employees vesting, it provides an annual benefit equal to 1% of compensation per year of service. The Supplemental Executive Retirement Plan (the "SERP") is non-qualified and covers all officers of the Company and its subsidiaries. Based on an employees vesting, it provides an annual benefit equal to 3% of compensation per year of service (up to 20 years). Full vesting for the Retirement Plan and the SERP occurs upon completion of five years of service. The following tables give the estimated annual benefit payable upon retirement for participants in the Retirement Plan and the SERP. The SERP benefits are offset by the Retirement Plan benefits and by 100% of social security benefits. These offsets are reflected in the benefits shown in the SERP table. The Company does not sponsor any other defined benefit or actuarial plans.

Table 1.     Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------
125,000 . . . . . .    6,250    12,500      18,750     25,000     31,250     37,500     43,750

150,000 . . . . . .    7,500    15,000      22,500     30,000     37,500     45,000     52,500

175,000 . . . . . .    8,750    17,500      26,250     35,000     43,750     52,500     61,250

200,000 . . . . . .   10,000    20,000      30,000     40,000     50,000     60,000     70,000

225,000 . . . . . .   10,250    20,500      30,750     41,000     51,250     61,500     71,750

250,000. . . . . . .  10,250    20,500      30,750     41,000     51,250     61,500     71,750

Table 2.     Supplemental Executive Retirement Plan

                                                   Years of Service
                      ---------------------------------------------------------------------------
Remuneration             5        10         15         20         25         30         35
                     ---------------------------------------------------------------------------
150,000 . . . . . . .       -      7,130    22,130     37,130     29,630     22,130     14,792
200,000 . . . . . . .       -     17,130    37,130     57,130     47,130     37,130     27,292
250,000 . . . . . . .   4,380     31,630    58,880     86,130     75,880     65,630     55,542
300,000 . . . . . . .  11,880     46,630    81,380    116,130    105,880     95,630     85,542
350,000 . . . . . . .  19,380     61,630   103,880    146,130    135,880    125,630    115,542
400,000 . . . . . . .  26,880     76,630   126,380    176,130    165,880    155,630    145,542
450,000 . . . . . . .  34,380     91,630   148,880    206,130    195,880    185,630    175,542
500,000 . . . . . . .  41,880    106,630   171,380    236,130    225,880    215,630    205,542
550,000 . . . . . . .  49,380    121,630   193,880    266,130    255,880    245,630    235,542
600,000 . . . . . . .  56,880    136,630   216,380    296,130    285,880    275,630    265,542
650,000 . . . . . . .  64,380    151,630   238,880    326,130    315,880    305,630    295,542
700,000 . . . . . . .  71,880    166,630   261,380    356,130    345,880    335,630    325,542
750,000 . . . . . . .  79,380    181,630   283,880    386,130    375,880    365,630    355,542
800,000 . . . . . . .  86,880    196,630   306,380    416,130    405,880    395,630    385,542
850,000 . . . . . . .  94,380    211,630   328,880    446,130    435,880    425,630    415,542
900,000 . . . . . . . 101,880    226,630   351,380    476,130    465,880    455,630    445,542
950,000 . . . . . . . 109,380    241,630   373,880    506,130    495,880    485,630    475,542
1,000,000 . . . . . . 116,880    256,630   396,380    536,130    525,880    515,630    505,542
1,050,000 . . . . . . 124,380    271,630   418,880    566,130    555,880    545,630    535,542
1,100,000 . . . . . . 131,880    286,630   441,380    596,130    585,880    575,630    565,542
1,150,000 . . . . . . 139,380    301,630   463,880    626,130    615,880    605,630    595,542
1,200,000 . . . . . . 146,880    316,630   486,380    656,130    645,880    635,630    625,542
1,250,000 . . . . . . 154,380    331,630   508,880    686,130    675,880    665,630    655,542
1,300,000 . . . . . . 161,880    346,630   531,380    716,130    705,880    695,630    685,542
1,350,000 . . . . . . 169,380    361,630   553,880    746,130    735,880    725,630    715,542
1,400,000 . . . . . . 176,880    376,630   576,380    776,130    765,880    755,630    745,542
1,450,000 . . . . . . 184,380    391,630   598,880    806,130    795,880    785,630    775,542
1,500,000 . . . . . . 191,880    406,630   621,380    836,130    825,880    815,630    805,542

     Compensation covered by the qualified Retirement Plan is equal to the total compensation paid to an employee during a plan year prior to any reduction under a salary reduction agreement entered into by the employee pursuant to a plan maintained by the employer which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), or pursuant to a plan maintained by the employer which qualifies under Section 125 of the Code. Compensation in excess of $205,000 shall be disregarded, provided, however, that such $205,000 limitation shall be adjusted at the same time and in such manner as the maximum compensation limit is adjusted under Section 401(a)(17) of the Code.

     Compensation covered by the non-qualified Supplemental Executive Retirement Plan is the same as the qualified Retirement Plan, except that the $205,000 limit is not applicable.

     The estimated years of credited service and age for purposes of calculating benefits through October 30, 2004 for Mr. Keon is eleven and 58, respectively, and for Mr. O'Leary is seven and 58, respectively. The benefits provided by both the Retirement Plan and the SERP are on a straight-life annuity basis, as are the examples in the Retirement Plan table. Mr. Keon's retention agreement calls for some pension benefit adjustments for employment under the common controlled ownership group.

Compensation Committee Interlocks and Insider Participation

      Mr. Bandel served as the sole member of the Compensation and Benefits Committee of the Board of Directors of the Company during all of the fiscal years ended October 30, 2004 and November 1, 2003. Mr. Keon served as a member of the Compensation and Benefits Committee through July 2002, at which time he resigned from the Committee. Mr. Keon also served as an officer of the Company during the fiscal years ended October 30, 2004 and November 1, 2003.

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


     The shares of Holdings described above are beneficially owned by the Principal Shareholders by virtue of their indirect ownership of the entity listed above. The business address of the Principal Shareholders is New Court, St. Swithin's Lane, London EC 4P 4DU, United Kingdom.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditor

       The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the Company's independent public accountant, for the audit of the Company's annual financial statements ended October 30, 2004 and November 1, 2003, and fees for other services rendered by Deloitte & Touche LLP during those periods (dollars in thousands).

                                         52 weeks ended
                                    -------------------------
                                    October 30,   November 1,
                                       2004          2003
                                    -----------   -----------
     Audit fees                     $     334     $     293
     Audit-related fees                    42            69
     Tax fees                             100            42
                                    -----------   -----------
        Total                       $     476     $     404
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

* Tax Fees are fees for all professional services performed by professional staff in the Company's independent public accountant's tax division except those services related to the audit of our financial statements. These are fees for tax compliance, tax planning and tax advice.

Audit and Risk Committee Pre-Approval Policies

     The Audit and Risk Committee currently does not have any pre-approval policies. All of the audit and audit-related services performed by Deloitte & Touche LLP that are described above were pre-approved by the Audit and Risk Committee. None of the hours expended on Deloitte & Touche LLP's engagement to audit the Company's financial statements for the fiscal years ended October 30, 2004 and November 1, 2003 were attributed to work performed by persons other than Deloitte & Touche LLP's full-time, permanent employees.


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

          Notes to Consolidated Financial Statements           F - 7 through F - 34

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

        4.1                      SPECIMEN NOTE FOR COMPANY'S 9 1/2% SENIOR
                                 NOTES DUE 2003 (INCLUDED IN EXHIBIT 4.2) (1)

        4.2                      INDENTURE DATED AS OF JULY 28, 1993
                                 BETWEEN THE COMPANY AND UNITED STATES
                                 TRUST COMPANY OF NEW YORK, AS TRUSTEE (1)

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

        4.6                      INDENTURE, DATED AS OF JUNE 5, 2003 BETWEEN
                                 THE COMPANY AND WILMINGTON TRUST COMPANY, AS
                                 TRUSTEE (5)

        4.7                      SECURITY PLEDGE AND INTERCREDITOR AGREEMENT,
                                 DATED JUNE 5, 2003, BETWEEN THE COMPANY AND
                                 WILMINGTON TRUST COMPANY, AS TRUSTEE (5)

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

       10.35                     AMENDED AND RESTATED CREDIT AGREEMENT,
                                 DATED AS OF APRIL 29, 1997, OF THE OLD
                                 BANK CREDIT AGREEMENT (THE "NEW BANK
                                 CREDIT AGREEMENT") (2)

       10.36                     FIRST AMENDMENT, DATED AS OF APRIL 15, 1999,
                                 TO THE NEW BANK CREDIT AGREEMENT (3)

       10.37                     SECOND AMENDMENT, DATED AS OF AUGUST 11,
                                 2000, TO NEW BANK CREDIT AGREEMENT

                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

                                 (INCORPORATED BY REFERENCE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 12, 2000)

       10.38                     THIRD AMENDMENT , DATED AS OF JANUARY 26,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT (3)

       10.39                     FOURTH AMENDMENT, DATED AS OF AUGUST 11,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT
                                 (INCORPORATED BY REFERNECE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED AUGUST 11, 2001)

       10.40                     FIFTH AMENDMENT, DATED AS OF NOVEMBER 2,
                                 2001, TO THE NEW BANK CREDIT AGREEMENT (4)

       10.41                     SIXTH AMENDMENT, DATED AS OF JANUARY 31,
                                 2002, TO THE NEW BANK CREDIT AGREEMENT (4)

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

       10.46                     SUBORDINATION AGREEMENT (INCORPORATED BY
                                 REFERENCE TO EXHIBIT 99.13 TO THE COMPANY'S
                                 CURRENT REPORT ON FORM 8-K DATED FEBRUARY 18,
                                 2003)

       10.47                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND WILLIAM T KEON III
                                 (5)

       10.48                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND DANIEL O'LEARY
                                 (5)

       10.49                     RETENTION AGREEMENT, DATED MARCH 15, 2003,
                                 BETWEEN PUEBLO INTERNATIONAL, LLC AND PUEBLO
                                 ENTERTAINMENT, INC. AND FERNANDO J. BONILLA
                                 (5)

       10.50                     AMENDED AND RESTATED GUARANTOR AND GENERAL
                                 SECURITY AGREEMENT, DATED MAY 23, 2003, BY
                                 NSC IN FAVOR OF WESTERNBANK OF PUERTO RICO
                                 (5)

                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION OF EXHIBIT                  NUMBERED PAGE
-------------------              -------------------------------------------  ----------------

       10.51                     LOAN AND SECURITY AGREEMENT, DATED AS OF MAY
                                 23, 2003 ("MAY 2003 BANK AGREEMENT") ENTERED
                                 INTO BY AND BETWEEN WESTERNBANK OF PUERTO RICO,
                                 PUEBLO INTERNATIONAL, LLC, FLBN CORPORATION
                                 (F/K/A. XTRA SUPER FOOD CENTERS, INC., PUEBLO
                                 ENTERTAINMENT, INC., XTRA MERFER CORPORATION,
                                 CARIBAD, INC. AND ALL TRUCK, INC. (5)

       10.52                     AMENDMENT NO. 1, DATED MAY 14, 2003 TO THE
                                 MAY 23, 2003 LOAN AND SECURITY AGREEMENT
                                 (INCORPORATED BY REFERENCE TO EXHIBIT 10.1
                                 TO THE COMPANY'S QUARTERLY REPORT ON FORM
                                 10-Q FOR THE QUARTER ENDED MAY 15, 2004)

       14.1                      CODE OF ETHICS FOR NUTRITIONAL SOURCING
                                 CORPORATION, PUEBLO INTERNATIONAL, LLC,
                                 PUEBLO ENTERTAINMNET, INC. FLBN CORPORATION,
                                 AND CARIBAD, INC (6)

       21.1                      SUBSIDIARIES OF THE REGISTRANT (FILED HEREWITH)

       31.1                      CEO CERTIFICATION PURSUANT TO SECTION 302 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

       31.2                      CFO CERTIFICATION PURSUANT TO SECTION 302 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

       32.1                      CEO CERTIFICATION PURSUANT TO SECTION 906 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

       32.2                      CFO CERTIFICATION PURSUANT TO SECTION 906 OF
                                 THE SARBANES-OXLEY ACT OF 2002 (FILED HEREWITH)

(1) Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 29, 1994.

(2) Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 31, 1998.

(3) Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended January 27, 2001.

(4) Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended November 3, 2001.

(5) Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended November 2, 2002.

(6) Previously filed and incorporated by reference to corresponding exhibits in the Company's Form 10-K for fiscal year ended November 1, 2003.



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

NUTRITIONAL SOURCING CORPORATION

Dated:  December 23, 2004         /s/ Daniel J. O'Leary
                                  Daniel J. O'Leary,
                                  Executive Vice President
                                  and Chief Financial Officer

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

/s/ Daniel J. O'Leary           Executive Vice President, Chief
Daniel J. O'Leary               Financial Officer and Chief
                                Accounting Officer

/s/ Evis H. Lois                Controller
Evis H. Lois

/s/ Steven I. Bandel            Director
Steven I. Bandel

/s/ Cristina Pieretti           Director
Cristina Pieretti











INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of Nutritional Sourcing Corporation
  Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Nutritional Sourcing Corporation and subsidiaries, (the "Company") as of October 30, 2004 and November 1, 2003, and the related consolidated statements of operations, stockholder's equity, and cash flows for the fifty two weeks ended October 30, 2004, November 1, 2003 and November 2, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 30, 2004 and November 1, 2003, and the results of its operations and its cash flows for the fifty two weeks ended October 30, 2004, November 1, 2003 and November 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective November 3, 2002, the Company changed its method of accounting for goodwill and other intangibles to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


Deloitte & Touche LLP
Miami, Florida
December 21, 2004










F-1
            NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                     October 30,  November 1,
                                                         2004        2003
                                                     ----------- -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $  1,917  $     651
   Accounts receivable, net of allowance for doubtful
     accounts of $148 at October 30, 2004 and $410 at
     November 1, 2003                                     2,671      2,735
   Inventories                                           49,300     51,718
   Prepaid expenses                                       9,973      8,156
   Deferred income taxes                                 12,655     10,218
                                                       ---------  ---------
   TOTAL CURRENT ASSETS                                  76,516     73,478
                                                       ---------  ---------

PROPERTY AND EQUIPMENT
   Land and improvements                                  6,426      6,404
   Buildings and improvements                            45,763     45,633
   Furniture, fixtures and equipment                    105,240    102,496
   Leasehold improvements                                43,742     43,670
   Construction in progress                                 839      1,009
                                                       ---------  ---------
                                                        202,010    199,212
   Less accumulated depreciation and amortization       130,574    118,705
                                                       ---------  ---------
                                                         71,436     80,507
   Property under capital leases, net                     9,306     10,745
                                                       ---------  ---------
   TOTAL PROPERTY AND EQUIPMENT                          80,742     91,252

GOODWILL                                                  5,621      5,621
DEFERRED INCOME TAXES                                     1,800        682
TRADE NAMES                                              26,574     26,574
DEFERRED CHARGES AND OTHER ASSETS                        15,154     16,827
                                                       ---------  ---------
   TOTAL ASSETS                                        $206,407  $ 214,434
                                                       =========  =========









              The accompanying notes are an integral part of these
                        consolidated financial statements.
                                    F-2
             NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except share data)

                                                     October 30,  November 1,
                                                        2004        2003
                                                     ----------- ------------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Revolving credit facility                          $ 14,051   $  11,355
   Current portion term loans                            4,200       4,200
   Accounts payable                                     41,847      43,018
   Accrued interest                                      2,546       3,724
   Accrued expenses                                     19,964      20,975
   Salaries, wages and benefits payable                 11,033       8,661
   Current obligations under capital leases                553         596
                                                      ---------   ---------
   TOTAL CURRENT LIABILITIES                            94,194      92,529


CAPITAL LEASE OBLIGATIONS, net of current portion        9,955      10,996
LONG-TERM DEBT - TERM LOANS, net of current portion     35,200      39,050
NOTES PAYABLE                                           90,000      90,000
RESERVE FOR SELF-INSURANCE CLAIMS                        4,530       4,729
DEFERRED INCOME TAXES                                   18,292      14,969
OTHER LIABILITIES AND DEFERRED CREDITS                  28,323      28,180
                                                      ---------  ----------
   TOTAL LIABILITIES                                  $280,494   $ 280,453
                                                      ---------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 7)

STOCKHOLDER'S DEFICIT
   Common stock, $.10 par value; 200 shares
      authorized and issued                                  -           -
   Additional paid-in capital                          106,500     106,500
   Accumulated deficit                                (178,063)   (172,519)
   Accumulated other comprehensive loss                 (2,524)          -
                                                      ---------  ---------
   TOTAL STOCKHOLDER'S DEFICIT                         (74,087)    (66,019)
                                                      ---------  ---------
   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT        $206,407   $ 214,434
                                                      =========  ==========







The accompanying notes are an integral part of these consolidated financial statements.

F-3
               NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands)

                                                          52 Weeks Ended
                                             ---------------------------------------
                                             October 30,   November 1,   November 2,
                                                2004          2003          2002
                                             -----------   -----------   -----------
Net sales                                    $  546,171    $  571,336    $  588,179
Cost of goods sold                              368,215       387,797       396,239
                                             -----------   -----------   -----------
   GROSS PROFIT                                 177,956       183,539       191,940

OPERATING EXPENSES
Selling, general and
 administrative expenses                        150,770       156,428       154,371
Gain on lease amendments                         (1,953)            -             -
Store closings - exit costs                           -           546           246
Gain on insurance settlement                          -             -       (14,693)
Depreciation and amortization                    19,456        23,505        28,260
                                             -----------   -----------   -----------
   OPERATING PROFIT                               9,683         3,060        23,756

Interest expense on debt
  (does not include
  contractual interest
  expense on pre-petition
  debt totaling approximately
  $10,000 and 2,700 for the 52 weeks
  ending November 1, 2003, and
  November 2, 2002, respectively)               (13,812)       (8,161)      (19,126)
Interest expense on capital
 lease obligations                               (1,657)       (1,748)       (1,820)
Interest and investment
 income, net                                         29           178           291
Reorganization items                                  -        (5,654)         (995)
Gain on early extinguishment of debt                  -        36,508             -
                                             -----------   -----------   -----------
   (LOSS) INCOME BEFORE INCOME TAXES
      & CUMULATIVE EFFECT OF AN
      ACCOUNTING CHANGE                          (5,757)       24,183         2,106

Income tax benefit (expense)                        213           (52)       (2,785)
                                             -----------   -----------   -----------
   (LOSS) INCOME BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE             (5,544)       24,131          (679)

Cumulative effect of an
    accounting change                                 -      (139,856)            -

                                             -----------   -----------   -----------
   NET LOSS                                  $   (5,544)   $ (115,725)   $     (679)
                                             ===========   ===========   ===========









The accompanying notes are an integral part of these consolidated financial statements.
F-4
NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                   52 Weeks Ended
                                                          ------------------------------------
                                                           October 30, November 1, November 2,
                                                             2004        2003         2002
                                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(5,544)     $(115,725)  $    (679)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Cumulative effect of an accounting change                  -        139,856           -
      Gain on early extinguishment of debt                       -        (36,508)          -
      Depreciation and amortization of property             13,818         15,622      15,771
      Amortization of intangibles, other assets
      and inventories                                        5,638          7,883      12,489
      Amortization of bond discount                              -              -         873
       (Benefit) provision for deferred income taxes          (231)           137         387
      Gain on disposal of property and equipment, net           (3)            (8)        (39)
       Changes in operating assets and liabilities:
         Decrease (increase) in:
            Accounts receivable                                 64            428         224
            Inventories                                     (1,907)        (5,683)     (2,814)
            Prepaid expenses and other current assets       (1,817)         2,862      (2,021)
            Other assets                                       359         (1,315)      1,373
         (Decrease) increase in:
            Accounts payable, accrued expenses and
             accrued interest                               (3,360)         4,945      (3,218)
            Salaries, wages and benefits payable             2,372         (1,697)      2,496
            Other liabilities and deferred credits
             and reserve for self-insurance claims          (2,580)        (1,557)     (3,043)
                                                           ---------     ---------   ---------
   Net cash provided by operating activities                 6,809          9,240      21,799
                                                           ---------     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (3,797)        (4,027)     (7,391)
   Proceeds from disposal of property and equipment              5              8          39
                                                            --------    ---------    ---------
   Net cash used in investing activities                    (3,792)        (4,019)     (7,352)
                                                            --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations            (597)          (703)       (624)
   Purchase of Senior Notes due 2003                             -        (59,464)          -
   (Repayments) borrowings of Revolver                           -        (32,000)      2,000
   Borrowings under May 2003 Bank Credit
      Facility, net of repayments                            2,696         11,355           -
   Principal borrowings on term loans, net of repayments    (3,850)        43,250           -
   Proceeds from capital contribution                            -         15,000           -
                                                            --------    ---------    ---------
  Net cash (used in) provided by financing activities       (1,751)       (22,562)      1,376
                                                            --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents         1,266        (17,341)     15,823

Cash and cash equivalents at beginning of period               651         17,992       2,169
                                                            --------     ---------  ---------
Cash and cash equivalents at end of period                  $1,917       $    651   $  17,992
                                                            ========     =========  ==========

Cash paid for reorganization items:                         $1,731       $  2,885   $   2,033
                                                            ========     =========  ==========



The accompanying notes are an integral part of these consolidated financial statements

F-5
NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
52 Weeks Ended October 30, 2004, November 1, 2003
and November 2, 2002
(Dollars in thousands)

                                                           Accumulated
                                             Additional      Other                         Total
                                   Common      Paid-in    Comprehensive  Accumulated   Stockholder's
                                   Stock       Capital       Loss          Deficit        Deficit
                                  ---------  ------------ ------------- -------------   -------------

Balance at November 3, 2001       $     -     $ 91,500     $      -      $(56,115)       $ 35,385

Comprehensive loss:
   Net loss for the year                -            -            -          (679)           (679)
                                  ---------  -----------  ------------- -------------   -------------
   Total comprehensive loss             -            -            -          (679)           (679)
                                  ---------  -----------  ------------- -------------   -------------

Balance at November 2, 2002             -       91,500            -       (56,794)         34,706

   Capital contribution                 -       15,000            -             -          15,000

Comprehensive loss:
   Net loss for the year                -            -            -      (115,725)       (115,725)
                                  ---------  -----------  ------------- -------------   -------------
   Total comprehensive loss             -            -            -      (115,725)       (115,725)
                                  ---------  -----------  ------------- -------------   -------------

Balance at November 1, 2003             -      106,500            -      (172,519)        (66,019)

Comprehensive loss:
   Net loss for the year                -            -            -        (5,544)         (5,544)
   Accumulated other
    comprehensive loss:
      Additional minimum pension
        liability                       -            -       (2,524)            -          (2,524)
                                  ---------  -----------  -----------  -------------   -------------
   Total comprehensive loss             -            -       (2,524)       (5,544)         (8,068)
                                  ---------  -----------  -----------  -------------   -------------

Balance at October 30, 2004       $     -    $ 106,500     $ (2,524)    $(178,063)     $  (74,087)
                                  =========  ===========  ===========  =============   =============














The accompanying notes are an integral part of these consolidated financial statements


F-6
NUTRITIONAL SOURCING CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Organization

      The consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly-owned subsidiaries (the "Company"). NSC is a wholly-owned subsidiary of PXC&M Holdings, Inc. Through its subsidiary, Pueblo International, LLC ("Pueblo"), NSC operates retail supermarkets and in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands.

Basis of Presentation

     The accompanying consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States of America. The Company's fiscal year ends on the Saturday closest to October 31. The fiscal years being presented in these consolidated financial statements are all 52 week years and include the years ended October 30, 2004, November 1, 2003 and November 2, 2002. The Property and Equipment components of the balance sheet as of November 1, 2003, have been reclassified to record the gross cost and accumulated depreciation applicable to assets still used in the business, which were previously recorded at a net cost of zero. Inter-company accounts and transactions are eliminated in consolidation.

        In August 2002, NSC defaulted in the payment of interest on its outstanding notes, and consented to the entry of an order for relief under
   Chapter 11 of the Bankruptcy code the next month. NSC consummated a plan of reorganization and emerged from bankruptcy in June 2003. Consequently, the consolidated statements of operations included herein for the 52 weeks ended November 1, 2003 and November 2, 2002 include the accounting treatment for the contractual interest expense for pre-petition debt and for reorganization items prescribed by the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7,
"Financial Reporting By Entities in Reorganization Under the Bankruptcy
Code," ("SOP 90-7"). In accordance with SOP 90-7, the Company did not adopt fresh-start accounting.

     The relief under Chapter 11 pertained to NSC only, not to its operating subsidiaries.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives surrounding the Company's rental library of disks and games, merchandise inventory reserves, income taxes, and impairment of its long lived assets, including goodwill. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

     Highly liquid investments with a maturity of three months or less are considered cash equivalents.

Inventories

     Inventories held for sale are stated at the lower of cost or market. The cost of inventories held for sale is determined, depending on the nature of the product, either by the last-in, first-out (LIFO) method or by the first-in, first-out (FIFO) method. In-home movie and game rental inventories are recorded at cost, net of accumulated amortization. In-home movies and games held for rental were previously amortized over one year on a straight-line basis. During the 52 weeks ended November 1, 2003, the Company re-evaluated and changed the estimated useful life of these movies and games from one year to six months. This change resulted in a charge of $932 to depreciation and amortization during the 52 weeks ended November 1, 2003 as a result of the average rental life of tapes and games decreasing.

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

Goodwill and Trade names

     Goodwill previously represented the excess of cost over the then estimated fair value of the net tangible and other intangible assets acquired in connection with the 1993 purchase of all the outstanding common stock of Pueblo International, Inc. (the "Acquisition"). Trade names acquired at the time of the Acquisition were recorded based on valuations by independent appraisers. Goodwill and tradenames were being amortized using the straight-line method over periods of 40 years.


F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

    During the first quarter of Fiscal 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, beginning November 3, 2002, goodwill and trade names are no longer amortized as a recurring charge to earnings and are tested annually for impairment. As a result of its adoption, the Company had an independent, qualified third party evaluator perform a transitional impairment test on its existing goodwill and intangible assets on November 3, 2002. This impairment test was calculated at the reporting unit level. The reporting units are the retail food division and the in-home movie and game entertainment division of the Company. The goodwill impairment test has two steps: the first identifies potential impairments by comparing the fair value of a reporting unit to its book value including goodwill. Generally, fair value represented a multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA") or discounted projected future cash flows. The Company determined that the carrying value of its retail food division, which included $139,856 of goodwill, exceeded its fair value. Impairment was not indicated for the goodwill associated with its in-home movie and game entertainment division. Additionally, no impairment was indicated for trade names.

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

     During the 52 weeks ended October 30, 2004 the Company had a qualified third party evaluator perform an impairment test on the existing goodwill and intangible assets as of August 8, 2004 (the first day of the Company's fourth quarter / annual impairment test date). No additional write down was required as a result of this test.

     The following table provides the comparable after-tax effect on net loss due to goodwill and trade names no longer being amortized pursuant to SFAS No. 142:

                                                52 weeks ended
                                    ----------------------------------------
                                    October 30,   November 1,   November 2,
                                       2004           2003          2002
                                    -----------   -----------   -----------
Reported net loss                   $ (5,544)     $ (115,725)   $     (679)
Add:
      Goodwill amortization                -               -         4,740
      Trade names amortization             -               -           866
      Cumulative effect of an
       accounting change                   -         139,856             -
                                    -----------   -----------   -----------
Adjusted net (loss) income          $ (5,544)     $   24,131    $    4,927
                                    ===========   ===========   ===========

F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

Self-Insurance

     The Company's general liability, certain of its workers compensation, and certain of its health insurance programs are self-insured. The general liability and workers compensation reserves for self-insurance claims are based upon an annual review, by the Company and its independent actuary, of claims filed and claims incurred but not yet reported. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that the Company's estimate of the reserve for self-insurance claims could change in the near term. The liability for self-insurance is not discounted. Individual self-insured losses are limited to $500 per occurrence for general liability claims for seven of the Company's retail locations and to $250 per occurrence for general liability at all other locations and for certain workers compensation claims. The Company maintains insurance coverage for claims in excess of the self-insurance amounts. The current portion of the reserve for general liability and workers compensation, representing the amount expected to be paid in the next fiscal year, was approximately $4.3 million at both October 30, 2004 and November 1, 2003, and is included in the consolidated balance sheets as accrued expense. The reserve for health insurance programs was approximately $1,200 and $1,000 for fiscal years ending October 30, 2004 and November 1, 2003, respectively. It is included in the consolidated balance sheets caption entitled Salaries, wages, and benefits payable.

Revenue Recognition

     The Company has two primary operating segments: retail food sales and in-home movie and game rentals and sales.

     Retail food sales - Revenues from the sale of products are recognized at the point of sale to the Company's customers. The discounts earned by supermarket customers by using their loyalty card are recorded as a reduction to the sales price to the customer. Rental income from in-store rental arrangements is recorded as a reduction of selling, general, and administrative expenses.

     In-home movie and game rentals and sales - Revenues from in-home movie and game rentals and sales are recognized at the point of rental or sale. Late fees for in-home movie and game rentals are written off (revenues reduced) if not collected after sixty days.

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




F-10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

     Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued in July of 2001. If an impairment is identified, the assets' carrying amount is adjusted to fair value. During the 52 weeks ended November 1, 2003, the Company recorded a charge of approximately $1,200 as a result of a review of its long-lived assets as required by SFAS No. 144. The long-lived assets that were written down included the assets of two under-performing stores in the Company's Retail Food Division. The write down of these impaired assets is included as Depreciation and amortization in the Company's consolidated financial statements.

Pre-Opening Expenses

     Store pre-opening expenses are charged to operations as they are incurred.

Advertising Expenses

     Advertising expenses are charged to operations as they are incurred. During the fiscal years ending October 30, 2004, November 1, 2003 and November 2, 2002, advertising expenses were approximately $7,732, $7,919, and $9,400, respectively.

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










F-11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision ("No. 132R") requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision did not have a material impact on the Company's results of operations or financial position (see
Note 8 - RETIREMENT BENEFITS to these consolidated financial statements).

Comprehensive Income

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The Company's accumulated other comprehensive loss is comprised of an additional minimum pension liability related to the Company's defined benefit plan.

Reclassifications

     Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.


NOTE 2 -- INVENTORIES

     The cost of approximately 85% and 82% of total inventories at October 30, 2004 and November 1, 2003, respectively, is determined by the LIFO method. The excess of current cost over inventories valued by the LIFO method was approximately $3,443 and $2,816 as of October 30, 2004 and November 1, 2003, respectively.














     F-12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 3 -- DEFERRED CHARGES AND OTHER ASSETS

    Deferred charges and other assets consists of the following:

                                            October 30,    November 1,
                                               2004           2003
                                           ------------  -------------
Favorable leases                            $  8,657      $    9,531
Franchise fees and rights                      2,510           2,952
Debt issue costs, including bank fees          2,377           2,664
Other                                          1,610           1,680
                                           ------------  -------------
Deferred charges and other assets           $ 15,154      $   16,827
                                           ============  =============

     Favorable leases represent the difference between the rent required per the leases and the higher value of rents in the market at the time of the acquisition of the leases (mostly as part of the Acquisition). This asset is being amortized on a straight-line basis over the life of the particular lease.

     Franchise fees and rights include the unamortized portion of the franchise fees paid to the franchiser when each in-home movie and game entertainment store was opened and the unamortized portion of the step up in basis set up at the time of the Acquisition. The franchise rights were valued at approximately $7,500 at the time of the Acquisition and are being amortized over 17 years. During the 52 weeks ended October 30, 2004 the Company had a qualified third party evaluator perform an impairment test on Franchise fees and rights as of August 7, 2004. No impairment was found.


     Debt issue costs consist primarily of the unamortized portion of bank Fees paid in connection with establishing the Company's May 2003 Bank Agreement (see Note 5 - DEBT to these consolidated financial statements). These costs are being amortized through June 22, 2008, when the initial term of the agreement expires.

     Other includes, primarily, utility and other deposits required by the Puerto Rico and U.S. Virgin Islands power utilities and a trust to provide funding for a former employee's severance benefits.














F-13
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 4 -- OTHER LIABILITIES AND DEFERRED CREDITS

   Other liabilities and deferred credits consists of the following:

                                                 October 30,    November 1,
                                                    2004           2003
                                                ------------  -------------
Retirement benefits and compensation:
  Deferred pension plan contribution             $   7,792     $   7,414
  Supplemental Employee Retirement Plan (SERP)       6,664         6,329
  Deferred supplemental pension                        575           534
  Deferred compensation                                596           635

Real estate related:
  Deferred gain on sale/leaseback                    5,954         6,148
  Deferred escalation in leases                      5,020         4,515

Other                                                1,722         2,605
                                                ------------  -------------
Other liabilities and deferred credits            $ 28,323    $   28,180
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

    Deferred escalation in leases represents the liability the Company is required to recognize as a result of certain of its operating leases having required rent increases during their fixed term. In such cases generally accepted accounting principles require that the Company recognize a rent expense in each period that is the proportionate share, for the period, of the total rent to be paid over the fixed term. Consequently, the rent
F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 4 -- OTHER LIABILITIES AND DEFERRED CREDITS (Continued)

recognized is a level (straight - line) amount regardless of the cash being paid. This liability is the difference between the cash paid and the level amount of rent expense recorded on the books.

     Other includes deferred allowances, which represents the un-amortized long-term portion of vendor allowance contracts and deposits due tenants, which represent the amounts received from tenants/subtenants at the Company's retail locations for security deposits and last months rent.


NOTE 5 -- DEBT
      Total debt consists of the following:

                                              October 30,    November 1,
                                                  2004           2003
                                              -----------    -----------
10.125% Senior Secured Notes due 2009           $ 90,000     $   90,000
Term Loans                                        39,400         43,250
Revolving Credit Facility                         14,051         11,355
                                              ------------   -----------
                                                 143,451        144,605
Less:
 Current portion                                 (18,251)       (15,555)
                                              ------------   -----------
Long-term debt, net                             $125,200      $ 129,050
                                              ============   ===========

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


F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 5 - DEBT (Continued)

     The May 2003 Bank Agreement also stipulates the following prepayment penalties:

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

     Interest is payable monthly in arrears and, at the borrower's option with certain limitations, the interest rate on money borrowed under the revolving loan facility may be based on a spread over the Prime Rate or Eurodollar Rate. The spread over the Prime Rate is 1.5%, per annum, and the F-16
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

spread over Eurodollar Rate is 3.5% per annum. However, in no event shall the interest rate be less than 6% per annum.

     Availability under the revolver was as follows as of October 30, 2004:

     Total availability                                           $25,255
     Less:
       Required excess availability reserve                         1,800
     Availability net of excess availability reserve               23,455
     Less:
       Letters of credit outstanding as of October 30, 2004         2,400
       Borrowed money as of October 30, 2004                       14,051
     Availability at October 30, 2004                            $  7,004
                                                                 ========

     The term loan facility in the May 2003 Bank Agreement provides for three term loans totaling $45,000 as follows:

     Term loan A                   $  4,000
     Term loan B                     36,000
     Term loan C                      5,000

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

     As to all term loans, interest is payable monthly in arrears and, at the borrower's option with certain limitations, the interest rate may be based on a spread over the Prime Rate or Eurodollar Rate. The spread over the Prime Rate is 2.0% per annum, and the spread over Eurodollar Rate is 4.0% per annum. However, in no event shall the interest rate be less than 7% per annum.




                                    F-17
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in thousands)

NOTE 5 - DEBT (Continued)

Emergence from Bankruptcy and New 10.125% Senior Secured Notes:

      On June 5, 2003, NSC emerged from Chapter 11 bankruptcy proceedings by consummating its Plan of Reorganization (the "Plan") which had been confirmed by the Court on April 30, 2003. The Plan was consummated by providing the following consideration to the pre-petition noteholders:

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
                                                             ==========
     The New 10.125% Senior Secured Notes are due August 1, 2009 with interest payable February 1 and August 1 of each year commencing February 1, 2004. Interest is payable to holders of record on the July 15th and January 15th prior to each interest payment date. The New 10.125% Senior Secured Notes are secured, subordinate to the 2003 Bank Lender, by the equity of all First-tier subsidiaries of NSC and the inter-company notes between the Company and its operating subsidiary. In addition, certain real property of the operating subsidiary is collateral for one of the inter-company notes. The inter-company notes are subordinate to both the 2003 Bank Lender and the trade creditors of the operating subsidiary.

     The New 10.125% Senior Secured Notes may be called by the holders of the Notes at 101% in the event of a change in control of NSC (as defined in the indenture). The New 10.125% Senior Secured Notes are senior to all future subordinated indebtedness which the Company may from time to time incur. Terms of the New 10.125% Senior Secured Notes restrict the Company and its subsidiary from engaging in certain activities and transactions.

     The proceeds of the pre-petition notes which were issued in 1993 and 1997 were advanced to the operating subsidiaries. At the time NSC emerged from bankruptcy on June 5, 2003 these advances were canceled and new inter-company notes were issued which are equal in amount, in total, to the New 10.125% Senior Secured Notes. The new inter-company note consists of a $90,000 restated subordinated inter-company real estate note due to NSC from Pueblo International, LLC.

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

                                   F-18
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 5 - DEBT (Continued)

     The source of the Company cash was Company funds and proceeds from the May 2003 Bank Agreement.

     Annual maturities of the Company's debt are as follows (in thousands):

            Fiscal Year Ending                   Amount
            ------------------                ----------
            October 29, 2005                      4,200
            October 28, 2006                      4,200
            November 3, 2007                      4,550
            November 1, 2008                     40,501
            October 31, 2009                     90,000
                                              ----------
             Total                             $143,451
                                              ==========

    Total interest paid on debt was approximately $15,864, $4,700 and $12,400 for Fiscal years 2004, 2003 and 2002, respectively. Interest payable was $2,546 and $3,724 as of October 30, 2004 and November 1, 2003, respectively.


NOTE 6 - LEASES

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

     The Company leases retail space to tenants in certain of its owned and leased properties. The lease terms generally range from two to five years.

     Property recorded as assets under capital leases consists of real estate as follows:

                                       October 30,         November 1,
                                          2004                2003
                                     ---------------     --------------
Real estate                            $  18,367           $   18,367
Less accumulated depreciation              9,061                7,622
                                     ---------------     --------------
Property under capital leases, net     $   9,306            $  10,745
                                     ===============     ==============

                                  F-19
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 6 -- LEASES (Continued)

     Depreciation of assets recorded under capital leases is included with depreciation and amortization expense in the consolidated statements of operations. Minimum rental payments to be made under noncancelable leases at October 30, 2004 as well as rent to be received as lessor of owned property and as lessor in sublease rentals of portions of leased property are as follows:

                                      Capital      Operating     Operating
                                       Lease         Lease         Lease
                                      Payments      Payments      Receipts
       Fiscal Years Ending          (As Lessee)   (As Lessee)   (As Lessor)
--------------------------------   ------------  ------------  ------------
October 29, 2005                     $   2,010      $13,517      $   128
October 28, 2006                         2,002       12,794           87
November 3, 2007                         1,825       11,366           70
November 1, 2008                         1,648       10,323           56
October 31, 2009                         1,697        9,744           56
October 30, 2010 and thereafter         14,991       75,410          345
                                   ------------  ------------  ------------
                                     $  24,173     $133,154      $   742
                                                 ============  ============
Less executory costs                         -
                                   ------------
   Net minimum lease payments           24,173
Less amount representing interest       13,665
                                   ------------
Present value of net minimum lease
   payments under capital lease
   obligations                          10,508
Less:  current portion                     553
                                   ------------
Capital lease obligations,
   net of current portion             $  9,955
                                   ============

Sublease rental receipts to be received from capital and operating leases:

                                    Capital       Operating
                                     Leases         Leases
                                  -----------   ------------
Total minimum sublease rentals
   to be received in the future     $   844       $  9,803
                                  ===========   ============

     Rent expense and the related contingent rentals under operating leases were approximately $16,800 and $100 for Fiscal 2004, respectively, and $17,200 and $200 for Fiscal 2003, respectively, and $16,200 and $200 for Fiscal 2002, respectively.

     Contingent rentals under capital leases, which are directly related to sales, were approximately $90 for Fiscal 2004, $80 for Fiscal 2003, and $60 for Fiscal 2002. Interest paid on capital lease obligations was approximately $1,657 for Fiscal 2004, $1,748 for Fiscal 2003, and $1,820 for Fiscal 2002.

     Sublease rental income for operating and capital leases was approximately
                                   F-20
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (Dollars in thousands)

 NOTE 6 -- LEASES (Continued)

$4,200 for Fiscal 2004 and $4,300 for both Fiscal 2003 and Fiscal 2002.

     During the 52 weeks ended October 30, 2004, the Company recorded a gain of approximately $2,000 as a result of amending three store leases. The amendment concerning one lease related to rent the Company had accrued and not paid over a number of previous years due to a dispute with the landlord. Settlement of the dispute resulted in the landlord forfeiting back rent totaling $900 and reductions in future rent for 9 months. The forfeited back rent has been included in the gain. The benefit of the future rent reductions will be included in operating results when realized. The amendment to the second store lease involves an agreement to close the store and return the premises to the Landlord earlier than the original lease termination date and settle an on-going dispute with the landlord. The portion of the settlement included in operations for the 52 weeks ended October 30, 2004, $700, relates to settlement of the dispute and has been realized by the Company. Additional consideration will be paid to the Company when the premises are returned to the landlord in February 2005 and will be included in the results of operations at that time. The amendment to the third store lease involved returning to the landlord land the Company was leasing under the lease but not using and allowing the landlord to develop a different parcel of land at the shopping center that heretofore had been undeveloped. The return of the land resulted in a reduction of both long-term capital lease obligations and property under capital leases of approximately $487 and no amounts related thereto are included in the gain. However, $400 of the gain reported herein is a result of the landlord paying the Company this amount for the right to develop the undeveloped land.


NOTE 7 -- INCOME TAXES

      As described in NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES, the Company's method of accounting for income taxes is the liability method as required by SFAS No. 109.




















F-21

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

NOTE 7 -- INCOME TAXES (Continued)

      The components of income tax (benefit) expense are as follows:

                                      52 weeks ended
                         -------------------------------------------
                         October 30,     November  1,    November 2,
                           2004             2003            2002
                         -----------     -----------    ------------
Current
   Federal                $   (213)         $ (254)         $ 1,012
   State                        (1)             (1)               7
   U.S. Possessions            232             170              493
                         -----------     -----------    ------------
                                18             (85)           1,512
                         -----------     -----------    ------------
Deferred
   Federal                       -             492              (85)
   State                         -               4               (1)
   U.S. Possessions           (231)           (359)           1,359
                         -----------     -----------    ------------
                              (231)            137            1,273
                         -----------     -----------    ------------
     Total income tax
     (benefit) expense    $   (213)       $     52       $    2,785
                         ===========     ===========    ============

























F-22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands)

 NOTE 7 -- INCOME TAXES (Continued)

    The significant components of the deferred tax assets and liabilities are as follows:

                                           October 30,      November 1,
                                              2004             2003
                                         ---------------  --------------
Deferred tax assets:
   Reserve for self-insurance claims       $  6,479          $ 6,632
   Employee benefit plans                     6,846            9,303
   Property and equipment                     6,678            7,398
   Accrued expenses and other liabilities
      and deferred credits                    9,245            9,831
   Other operating loss and tax credit
      carry forwards                         27,819           21,120
   All other                                  6,504            6,536
   Valuation allowance                      (21,706)         (15,980)
                                         ---------------  --------------
      Total deferred tax assets              41,865           44,840
                                         ---------------  --------------
Deferred tax liabilities:
   Property and equipment                   (11,032)         (12,903)
   Tradenames                               (19,684)         (19,697)
   Operating leases                          (6,416)          (7,069)
   Inventories                               (6,720)          (7,064)
   Other assets                              (1,850)          (2,176)
                                         ---------------  --------------
    Total deferred tax liabilities          (45,702)         (48,909)
                                         ---------------  --------------
      Net deferred tax liabilities        $  (3,837)      $   (4,069)
                                         ===============  ==============


      SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management believes that some portion of the deferred tax assets will not be realized based on this criterion. Consequently, the Company has recorded a valuation allowance of approximately $21,706 as of October 30, 2004 and $15,980 as of November 1, 2003.









F-23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 7 -- INCOME TAXES (Continued)

      A reconciliation of the difference between actual income tax (benefit) expense and income taxes computed at U.S. Federal statutory tax rates is as follows:

                                              52 weeks ended
                                    -------------------------------------
                                    October 30,  November 1,  November 2,
                                      2004           2003         2002
                                    -----------  -----------  -----------
U.S. Federal statutory rate of 35%
   applied to pretax (loss) income  $   (2,015)  $    8,465    $     738
Foreign income taxes benefit            (4,417)      (7,726)        (957)
Non taxable gain-debt restructure            -      (12,785)           -
Provision for valuation of deferred
    tax asset                            5,726       11,294          898
Non deductible items                       137          541        3,109
Foreign tax credits                          -            0         (530)
Branch taxes (possession - PR
   US/VI)                                  172          121         (195)

All others, net                            184          142         (278)
                                    -----------  -----------  -----------
Income tax (benefit) expense        $     (213)  $       52   $    2,785
                                    ===========  ===========  ===========

      The Company's operations are located in U.S. possessions where they are subject to U.S. and local taxation.

      As of October 30, 2004, the Company has unused net operating loss carryforwards of approximately $14,812, $ 52,719 and $5,570 available to offset future taxable income in the U.S. Virgin Islands, Puerto Rico, and United States, respectively, through fiscal years 2024, 2011, and 2024, respectively. Utilization of the tax net operating loss carryforward may be limited each year.

     The Company also has unused alternative minimum tax credits in the amount of approximately $1 and $ 138 to offset future income tax liabilities in Puerto Rico and United States, respectively. This credit is carried forward indefinitely.

     Total income taxes paid were approximately $144 for Fiscal 2004, $608 for Fiscal 2003, and $1,200 for Fiscal 2002.

     The Treasury Department of the Government of Puerto Rico is currently auditing the Company's operating subsidiaries' tax years that ended January 1999 and 2000 for compliance with the various income tax and excise tax laws
of the Commonwealth of Puerto Rico.   Preliminarily, the Treasury Department
has asserted the disallowance of certain deductions and the assessment of certain excise taxes that would, if sustained, result in charging the
                                   F-24
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 7 -- INCOME TAXES (Continued)

subsidiaries a total of $6,600 in a combination of additional taxes and related interest. The subsidiaries are continuing to work with the Treasury Department to provide documentation and rationale for the deductions taken and the excise taxes paid. The Company believes it has complied with the various tax regulations involved and the likelihood of paying these additional taxes and related interest is remote. However, the ultimate outcome and any related amount due are not determinable at this time. Consequently, no provision for this preliminary assertion has been made in the accompanying financial statements.

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

     The future value of plan assets, the interest rates required to be used To calculate the pension obligations in the future, and future changes in legislation, will, among other factors, determine the amounts of any additional contributions. Pension expense for this plan is recognized on an accrual basis. Benefits are generally based on a fixed amount for each year of service. The Company contributed $4,386, $3,353 and $2,745 to these funds in fiscal 2004, 2003 and 2002, respectively. The Company plans to contribute approximately $4,091 during the fiscal year ending October 29, 2005.

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability for pension plans. An additional minimum liability for pension plans occurs when the accumulated benefit obligation exceeds the fair value of plan assets by more than the pension plan's net pension liability (the amount by which its projected benefit obligation exceeds the fair value of plan assets). For the Company's Retirement Plan, this occurred for the first time as of October 30, 2004. Accordingly, SFAS No. 87 required the Company to record an after-tax charge totaling $2,524 for the amount by which the additional minimum liability exceeded the net pension liability for the Company's Retirement Plan. This is a charge to the accumulated other comprehensive loss component of shareholders' equity in the accompanying consolidated balance sheet at October 30, 2004. The increase in the fair value of investments during this fiscal year was offset by an increase in the accumulated benefit obligations, primarily due to a decline in the discount rate from 6.50% at November 1, 2003 to 6.25% at October 30, 2004. The change in the discount rate was made pursuant to the provisions of SFAS No. 87 to reflect the current rates of return on high-quality corporate bonds.



F-25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

    Net pension cost under the Retirement Plan includes the following components:

                                   Fiscal Year  Fiscal Year  Fiscal Year
                                      ended        ended        ended
                                   October 30,  November 1,  November 2,
                                      2004          2003         2002
                                   -----------  -----------  -----------
Service cost - benefits
   earned during the period         $   1,408    $   1,214    $   1,658
Interest cost on projected
   benefit obligation                   1,643        1,664        1,717
Expected return on plan
   assets                                (998)        (831)      (1,048)
Net amortization and
   deferrals                               (6)          (6)          (6)
Recognized net actuarial
   loss                                   199          136            0
                                   -----------  -----------  -----------
   NET PENSION COST                 $   2,246    $   2,177    $   2,321
                                   ===========  ===========  ===========



     Assets of the Company's defined benefit pension plan are invested in a directed trust. Assets in the directed trust were invested for the fiscal years ended October 30, 2004 and November 1, 2003, as follows:

                    Fiscal Year   Fiscal Year
                       ended         ended
                    October 30,   November 1,
                       2004          2003
                    -----------   -----------
Asset Category
Equity securities       68.7%        71.0%
Debt securities         25.1%        24.2%
All other assets         6.2%         4.8%
                    -----------   -----------
                       100.0%       100.0%
                    ===========   ===========


                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

     The funded status and amounts recognized in the Company's consolidated balance sheets for the Retirement Plan are as follows:

                                                  October 30,      November 1,
                                                    2004             2003
                                               ---------------  -------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
 vested benefits of $22,515 at October 30,
 2004 and $19,660 at November 1, 2003                $23,375     $    20,776
                                              ===============  ==============

Plan assets at fair value - beginning of
 the year                                            $12,276     $    10,719
Actual return on plan assets                             631             305
Employer contributions                                 4,386           3,353
Benefits paid                                         (3,016)         (2,101)
                                              ---------------  --------------
Plan assets at fair value - end of the
 year                                                 14,277          12,276
                                              ---------------  --------------
Projected benefit obligation for service
 rendered to date - beginning of the
 year                                                (26,468)        (27,639)
Service cost                                          (1,408)         (1,214)
Interest cost                                         (1,643)         (1,664)
Actuarial (loss)/gain                                 (3,302)          1,948
Benefits paid                                          3,016           2,101
                                              ---------------  --------------
Projected benefit obligation for service
 rendered to date - end of the year                  (29,805)        (26,468)
                                              ---------------  --------------
      FUNDED STATUS                                  (15,528)        (14,192)

Unrecognized net loss                                  8,986           5,516
Unrecognized prior service cost                          (32)            (38)
                                               ---------------  -------------
      NET PENSION LIABILITY                    $      (6,574)     $   (8,714)
                                               ===============  =============

      For the fiscal years ended October 30, 2004 and November 1, 2003, these liabilities were included under the captions entitled Accrued expenses, Other liabilities and deferred credits, and Accumulated other comprehensive loss.

                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                 Fiscal Years ending         Defined Benefit
          --------------------------------   ---------------
          October 29, 2005                     $   2,312
          October 28, 2006                         2,345
          November 3, 2007                         2,423
          November 1, 2008                         2,507
          October 31, 2009                         2,634
          October 30, 2010 - November 1, 2014     16,242
                                             ---------------
                                               $  28,463
                                             ===============


     Net periodic benefit expense (income) for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of the year. Weighted-average assumptions used for the Company sponsored defined benefit pension plan were as follows:


                                                     Fiscal Year ended
                                                               ------------------------
            Weighted average assumptions                October 30,  November 1,
            used to determine benefit obligations:      2004         2003
          --------------------------------        --------- --------
          Discount rate                             6.25%      6.50%
          Rate of compensation increase             5.00%      5.00%

                                                                         Fiscal Year ended
            Weighted average assumptions             --------------------------------------
            used to determine net periodic         October 30,  November 1,  November 2,
          benefit cost:                            2004         2003         2002
            -------------------------------       ---------- --------- ----------
          Discount rate                           6.50%      7.00%     7.00%
          Expected return on plan assets          9.00%      9.00%     9.00%
          Rate of compensation increase           5.00%      5.00%     5.00%


                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

     Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan's asset allocation, composite return percentiles are developed upon which the plan's expected long-term return is based.

      The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the Company's pension plan. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. The asset allocation guidelines are as follows:

                           Minimum Exposure          Target           Maximum Exposure
                           ----------------          ------           ----------------
    Equity securities                30%               68%                    70%
    Fixed income                      0                32                     40

     The Company maintains a Supplemental Executive Retirement Plan (the "SERP") for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the SERP and the amount the participant will receive under the Retirement Plan. The pension benefit calculation under the SERP is limited to a total of 20 years employment and is based on a specified percentage of the compensation received per year of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the SERP occurs upon the completion of five years of service.

     Net pension cost under the SERP includes the following components:

                                      Fiscal Year  Fiscal Year   Fiscal Year
                                         ended        ended         ended
                                       October 30,  November 1,   November 2,
                                         2004         2003          2002
                                      -----------  -----------  ------------
Service cost - benefits earned
   during the year/period              $    317     $    363     $    323
Interest cost on projected
   benefit obligation                       409          413          376
Net amortization and deferrals                5            7            7
                                      -----------  -----------  ------------
      NET PENSION COST                 $    731     $    783     $    706
                                      ===========  ===========  ============

                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                  Fiscal Years ending         Defined Benefit
           --------------------------------   ---------------
           October 29, 2005                     $     405
           October 28, 2006                           411
           November 3, 2007                           418
           November 1, 2008                           428
           October 31, 2009                           440
           October 30, 2010 - November 1, 2014      3,836
                                              ---------------
                                                $   5,938
                                              ===============

     Net periodic benefit expense (income) for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of the year. Weighted-average assumptions used for the Company sponsored defined benefit pension plan were as follows:

                                                     Fiscal Year ended
                                                               ------------------------
            Weighted average assumptions                October 30,  November 1,
            used to determine benefit obligations:      2004         2003
          --------------------------------        --------- --------
          Discount rate                             6.25%      6.50%
          Rate of compensation increase             5.00%      5.00%


                                                                         Fiscal Year ended
            Weighted average assumptions             --------------------------------------
            used to determine net periodic         October 30,  November 1,  November 2,
          benefit cost:                            2004         2003         2002
            -------------------------------       ---------- --------- ----------
          Discount rate                           6.50%      7.00%     7.00%
          Rate of compensation increase           5.00%      5.00%     5.00%





                                    F-30
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

     The funded status and amounts recognized in the Company's consolidated balance sheets for the SERP are as follows:

                                                 October 30,      November 1,
                                                    2004             2003
                                               ---------------  --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $6,732 at October 30,
   2004 and $4,841 at November 1, 2003           $    6,884      $    4,969
                                               ===============  ==============
Projected benefit obligation for service
 rendered to date                                $   (8,266)     $   (6,483)
                                               ---------------  --------------
      FUNDED STATUS                                  (8,266)         (6,483)
Unrecognized net loss/(gain)                          1,228            (227)
Unrecognized prior service cost                           -               5
                                               ---------------  --------------
      NET PENSION LIABILITY                      $   (7,038)     $   (6,705)
                                               ===============  ==============

      For the fiscal years ended October 30, 2004 and November 1, 2003, these liabilities were included under the captions entitled Accrued expenses and Other liabilities and deferred credits.

     Change in benefit obligations was as follows:

                                                  October 30,      November 1,
                                                    2004             2003
                                               ---------------  --------------
Benefit obligation as of beginning of the
 year                                              $  6,483      $    6,062
Service costs                                           317             363
Interest costs                                          409             413
Actuarial loss                                        1,455               0
Benefits paid                                          (398)           (355)
                                               ---------------  --------------
Benefit obligation as of end of the
 year                                              $  8,266      $    6,483
                                               ===============  ==============

     Change in plan assets were as follows:

                                                 October 30,      November 1,
                                                    2004             2003
                                               ---------------  --------------
Fair value of assets as of beginning of the
 year                                               $     -      $       -

Employer contribution                                   398            355
Benefits paid                                          (398)          (355)
                                               ---------------  --------------
Fair value of assets as of end of the
 year                                               $     -      $       -
                                               ===============  ==============


F-31
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 8 -- RETIREMENT BENEFITS (Continued)

     The Company has a noncontributory defined contribution plan covering its eligible associates in Puerto Rico. Contributions to this plan are at the discretion of the Board of Managers of the Company. The Company also has a contributory thrift savings plan in which it matches eligible contributions made by participating eligible associates in the United States and the U. S. Virgin Islands. The cost of these plans are recognized in the year the cost is incurred. The Company recognized an expense of $690, $541 and $767 for these plans during Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

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

     10.125% New Senior Secured Notes due in 2009 - The Company believes that the value of the 10.125% New Senior Secured Notes due in 2009 is highly speculative. At October 30, 2004, the Company estimates the fair value of these instruments was approximately $58,500 based on the last known transaction in the notes prior to that date.


NOTE 10 -- CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its temporary cash investments with highly-rated financial institutions in investment grade short-term debt instruments.


NOTE 11 -- CONTINGENCIES

     At October 30, 2004, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.





F-32
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

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


NOTE 13 -- DISCLOSURE ON OPERATING SEGMENTS

     The Company has two primary operating segments: retail food sales and in-home movie and game rentals and sales. The Company's retail food division consists of 46 supermarkets, 41 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. The Company also has the exclusive franchise rights to Blockbuster in-home movie and game entertainment stores for Puerto Rico and the U.S. Virgin Islands operated through 41 in-home movie and game entertainment stores, 39 of which are in Puerto Rico and 2 of which are in the U. S. Virgin Islands. Most of the in-home movie and game entertainment stores are adjacent to, or a separate section within, a retail food supermarket. Administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision making process is based on its two product lines.


















F-33
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Dollars in thousands)

NOTE 13 -- DISCLOSURE ON OPERATING SEGMENTS (Continued)

    Reportable operating segment financial information is as follows:

                                                       In-home Movie
                                                         and Game
                                  Retail Food          Entertainment           Total
                                  ------------         --------------       ------------

Fiscal Year Ended 2004
Net sales                         $  508,716           $  37,455          $  546,171
Depreciation and amortization         13,968               5,488              19,456
Operating profit (1)                   6,693               2,990               9,683
Total assets                         190,200              16,207             206,407
Capital expenditures                   3,648                 149               3,797
Video tape purchases                     N/A               4,400               4,400

Fiscal Year Ended 2003
Net sales                         $  531,433           $  39,903          $   571,336
Depreciation and amortization (3)     16,475               7,030               23,505
Operating profit                         305               2,755                3,060
Total assets                         196,891              17,543              214,434
Capital expenditures                   3,890                 137                4,027
Video tape purchases                     N/A               4,823                4,823

Fiscal Year Ended 2002
Net sales                         $  548,285           $  39,894          $   588,179
Depreciation and amortization         21,039               7,221               28,260
Operating profit (2)                  17,485               6,271              23,756
Capital expenditures                   7,320                  71                7,391
Video tape purchases                     N/A               5,611                5,611


(1) Includes a gain in the Retail Food Division of approximately $2.0 million, net of related expenses, as a result of amending certain store leases.

(2) Includes a gain of $14,693 on the settlement of the business interruption portion of the Hurricane Georges insurance claim of which $13,421 was in the Retail Food segment and
 $1,272 was in the In-home Movie and Game Entertainment segment.

(3) Included in the Retail Food Division is a charge of approximately $400 for the write down of stores that were closed and a charge of approximately $1,200 for the write down of impaired assets of two under performing stores in accordance with SFAS no. 144.  The Company also recorded an adjustment of $1.0 million in the In-Home Movie and Game Entertainment Division as a result of changing the estimated useful lives of its rental video and game inventory from one year to six months.

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







F-34
                                                                   Schedule I
                        NUTRITIONAL SOURCING CORPORATION
                      BALANCE SHEETS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                 October 30,         November 1,
                                                          2004                2003
                                                     -------------       -------------
ASSETS

CURRENT ASSETS

Investment in and note receivable from subsidiaries   $  20,531          $   31,835
Other current assets                                                             11
                                                      ------------       ------------
   TOTAL CURRENT ASSETS                                  20,531              31,846

DEFERRED INCOME TAXES                                         -                   -
OTHER ASSETS                                                100                   -
                                                      ------------       ------------
  TOTAL ASSETS                                        $  20,631          $   31,846
                                                      ============       ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES

10.125% SENIOR SECURED NOTES                         $   90,000          $   90,000
   Inter-company accounts payable, net                      148               2,819
   Accrued expenses including interest                    2,046               5,046
   Current deferred tax liability                             -                   -
                                                    -------------        -----------
  TOTAL LIABILITIES                                      92,194              97,865
                                                    -------------        -----------
COMMITMENTS AND CONTINGENCIES                                 -                   -

                                                    -------------        -----------
STOCKHOLDER'S DEFICIT                                   (71,563)            (66,019)
                                                    -------------        -----------

   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT       $   20,631           $  31,846
                                                    =============        ===========

                                (Continued)
















S-1
                        NUTRITIONAL SOURCING CORPORATION
                  STATEMENTS OF OPERATIONS-PARENT COMPANY ONLY
                            (Dollars in thousands)

                                                                  52 Weeks Ended
                                                       ------------------------------------
                                                       October 30, November 1,  November 2,
                                                          2004        2003          2002
                                                       ---------   ----------   -----------
Selling, general and administrative expenses            $     2   $        -  $         3
                                                       ---------   ----------   -----------
OPERATING LOSS                                               (2)           -           (3)

Interest expense on debt
(does not include contractual interest
  expense on pre-petition debt totaling
  approximately $10,000 and 2,700 for the 52 weeks
  ending November 1, 2003 and
  November 2, 2002, respectively                         (9,082)      (3,998)     (15,397)
Interest and investment income, net                       9,038       13,000       17,084
Equity in loss of unconsolidated subsidiaries            (5,514)    (154,952)        (757)
Reorganization items                                          -       (5,654)        (995)
Gain on early extinguishment of debt                          -       36,508            -
                                                       ----------   ----------   -----------
   LOSS BEFORE INCOME TAXES                              (5,560)    (115,096)         (68)

Income tax benefit (expense)                                 16         (629)        (611)
                                                       ----------   ----------   -----------
   NET LOSS                                             $(5,544)   $(115,725)    $   (679)
                                                       ==========   ==========   ===========






























S-2
                       NUTRITIONAL SOURCING CORPORATION
                 STATEMENTS OF CASH FLOWS-PARENT COMPANY ONLY
                            (Dollars in thousands)


                                                                       52 Weeks Ended
                                                              -----------------------------------
                                                             October 30,  November 1, November 2,
                                                                2004          2003       2002
                                                              ----------  ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:                          $ (9,823)   $(73,967)  $  (1,633)
                                                               ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                             9,812     118,442         755
                                                               ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 -     (44,464)        873
                                                               ---------   ---------   ----------
Net (decrease) increase in cash and cash equivalents                (11)         11          (5)

Cash and cash equivalents at beginning of period                     11           -           5
                                                               ---------   ---------   ----------
Cash and cash equivalents at end of period                       $    -     $    11    $      -
                                                               =========   =========   ==========

































S-3
                                                                  Schedule II

                    NUTRITIONAL SOURCING CORPORATION
                    Valuation and Qualifying Accounts
       For the 52 Weeks Ended October 30, 2004, November 1, 2003
                          and November 2, 2002
                                 (Dollars in thousands)

                                    Balance at    Additions                      Balance
                                    Beginning     Charged to                     at End
                                     of Year      Costs and                      of Year
          Description                             Expenses     Deductions (1)      (2)
-----------------------------      -----------   -----------  ---------------  -----------

Fiscal 2004
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $   9,017     $   1,931     $   2,163      $   8,785

Fiscal 2003
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $   9,559     $   2,203     $   2,745      $   9,017

Fiscal 2002
Reserves not deducted
   from assets:
   Reserve for self-
      insurance claims....          $  10,327     $   2,819     $   3,587      $   9,559




(1)  Amounts consist primarily of payments on claims and related expenses.

(2)  Amounts represent both the current and long-term portions.


















S-4

<Page 60>