Form 10-Q
period 2005-02-19
NUTRITIONAL SOURCING CORP
filed 2005-04-05
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended February 19, 2005

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

      Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES X NO ___

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of April 5, 2005 -- 200.

















INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Condensed Consolidated Balance Sheets (Unaudited) -
            February 19, 2005 and October 30, 2004. . . . . . . . . . .    3-4

Condensed Consolidated Statements of Operations (Unaudited) -
            Sixteen weeks ended February 19, 2005 and February 21, 2004.     5

Condensed Consolidated Statements of Cash Flows (Unaudited)-
            Sixteen weeks ended February 19, 2005 and February 21, 2004.     6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  7-12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 12-21

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .    21

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    21

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .    22





























CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


         							       (Unaudited)
                                            --------------------------------
                                              February 19,       October 30,
                                                 2005               2004
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $   883           $    1,917
   Accounts receivable, net of allowance for
    doubtful accounts of $166 at February 19,
    2005 and $148 at October 30, 2004           2,800                2,671
   Inventories                                 46,258               49,300
   Prepaid expenses                            10,390                9,973
   Deferred income taxes                       12,655               12,655
                                              ---------           ---------
   TOTAL CURRENT ASSETS                        72,986               76,516
                                              ---------           ---------

PROPERTY AND EQUIPMENT
   Land and improvements                        6,426                6,426
   Buildings and improvements                  45,836               45,763
   Furniture, fixtures and equipment          104,231              105,240
   Leasehold improvements                      43,313               43,742
   Construction in progress                     1,359                  839
                                             ---------            ---------
                                              201,165              202,010
   Less accumulated depreciation
      and amortization                        132,721              130,574
                                             ---------            ---------
                                               68,444               71,436
   Property under capital leases, net           9,167                9,306
                                             ---------            ---------
   TOTAL PROPERTY AND EQUIPMENT                77,611               80,742

GOODWILL                                        5,621                5,621
DEFERRED INCOME TAX                             1,800                1,800
TRADE NAMES                                    26,574               26,574
DEFERRED CHARGES AND OTHER ASSETS              14,586               15,154
                                             ---------            ---------
   TOTAL ASSETS                              $199,178            $ 206,407
                                             =========            =========









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.





CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                      (Dollars in thousands, except share data)

         	  (Unaudited)
    --------------------------------
                                               February 19,	      October 30,
                                                   2005              2004
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Revolving credit facility                   $ 10,425           $   14,051
   Current portion term loans                     4,200                4,200
   Accounts payable                              43,780               41,847
   Accrued interest                                 636                2,546
   Accrued expenses                              20,598               19,964
   Salaries, wages and benefits payable           8,767               11,033
   Current obligations under capital leases         523                  553
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                     88,929               94,194

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                9,784	           9,955
LONG-TERM DEBT - TERM LOANS, net of
   current portion                               33,800               35,200
NOTES PAYABLE                                    90,000               90,000
RESERVE FOR SELF-INSURANCE CLAIMS                 4,400                4,530
DEFERRED INCOME TAXES                            18,292               18,292
OTHER LIABILITIES AND DEFERRED CREDITS           28,400               28,323
                                               -----------        -----------

   TOTAL LIABILITIES                            273,605              280,494

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDER'S DEFICIT
   Common stock, $.10 par value; 200 shares
      authorized and issued                           -                    -
   Additional paid-in capital                   106,500              106,500
   Accumulated deficit                         (178,403)            (178,063)
   Accumulated other comprehensive loss          (2,524)              (2,524)
                                              -----------         -----------
   TOTAL STOCKHOLDER'S DEFICIT                  (74,427)             (74,087)
                                              -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT    $199,178           $  206,407
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










           		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                              (Dollars in thousands)

                                                        (Unaudited)
                                                      16 weeks ended
                                              -------------------------------
                                               February 19,      February 21,
                                                  2005              2004
                                              -------------     -------------
Net sales                                      $ 175,772         $   175,209
Cost of goods sold                               118,432             119,055
                                              -------------     -------------
  GROSS PROFIT                                    57,340              56,154

OPERATING EXPENSES
Selling, general and administrative expenses      48,489              45,669
Gain on lease amendment                             (875)                  -
Depreciation and amortization                      5,557               5,943
                                              -------------     -------------
  OPERATING PROFIT                                 4,169               4,542

Interest expense on debt                          (4,081)             (4,209)
Interest expense on capital lease obligations       (443)               (521)
Interest and investment income, net                   15                   8
                                              -------------     -------------
  LOSS BEFORE INCOME TAXES                          (340)               (180)

Income tax expense                                     -                  15
                                              -------------     -------------
  NET LOSS                                    $     (340)       $       (195)
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


















                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                                                                               (Unaudited)
                                                                                       16 weeks ended
                                                                             -------------------------------
                                                                              February 19,      February 21,
                                                                                  2005              2004
                                                                             -------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $   (340)         $    (195)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Depreciation and amortization of property and equipment          3,996              4,293
         Amortization of intangible and other assets                      1,561              1,650
         Gain on disposal of property and equipment, net                    (13)                 -
      Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                            (129)              (394)
            Inventories                                                   1,824              3,161
            Prepaid expenses                                               (417)               402
            Other assets                                                    225               (145)
           Increase (decrease) in:
            Accounts payable, accrued expenses and accrued interest         657             (6,492)
            Salaries, wages and benefits payable                         (2,266)              (308)
            Other liabilities and deferred credits and
              reserve for self-insurance claims                             (53)                77
                                                                     -------------     -------------
       Net cash provided by operating activities                          5,045              2,049
                                                                     -------------     -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (865)              (776)
      Proceeds from disposal of property and equipment                       13                  -
									-------------     -------------
      Net cash used in investing activities                                (852)              (776)
                                                                     -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                       (201)              (205)
     Repayments under May 2003 Bank Credit Facility                      (3,626)              (572)
     Repayments on Term Loans                                            (1,400)            (1,050)
                                                                     -------------     -------------
      Net cash used in financing activities                              (5,227)            (1,827)
                                                                     -------------     -------------
  Net decrease in cash and cash equivalents                              (1,034)              (554)

  Cash and cash equivalents at beginning of period                        1,917                651
                                                                     -------------     -------------
  Cash and cash equivalents at end of period                          $     883        $        97
                                                                     =============     =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                              $6,220           $7,490
    Income taxes, net of refunds                                          $    -           $    -
  Reorganization items                                                  $    -           $1,731






                     The accompanying notes are an integral part of these
                    condensed consolidated financial statements








NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly owned subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. The Company's fiscal year ends on the Saturday closest to October 31. Interim operating results for the first quarters (16 weeks) ended February 19, 2005 and February 21, 2004 are not necessarily indicative of results that may be expected for the full fiscal years. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 30, 2004. With respect to the unaudited condensed consolidated financial statements for the first quarters (16 weeks) ended February 19, 2005 and February 21, 2004, it is the opinion of the management of the Company that all adjustments necessary to present a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature. Inter-company accounts and transactions are eliminated in consolidation.


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


NOTE 3 -- GOODWILL AND TRADE NAMES

In accordance with Statements of Financial Accounting Standards ("SFAS")
No. 142, "Goodwill and Other Intangible Assets", goodwill and trade names are not amortized as a recurring charge to earnings but are tested, annually, for impairment. There has not been a change in the Company's goodwill and tradenames balance during the periods covered by these unaudited condensed consolidated financial statements, (see NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES in the Company's Form 10-K for the 52 weeks ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004 for more details concerning the Company's goodwill and tradenames).











       NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Dollars in thousands)


NOTE 4 -- DISCLOSURE OF OPERATING SEGMENTS

      The Company has two primary operating and reporting segments: the retail food division and the in-home movie and game entertainment division. The retail food division is headquartered in Puerto Rico, and consists of 45 supermarkets, 40 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. During the 16 weeks ended February 19, 2005, the Company closed a supermarket in Puerto Rico as a result of an agreement between the Company and its landlord in which the Company agreed to close the store and return the premises to the landlord earlier than its original lease termination date and settle an ongoing dispute with the landlord. The in-home movie and game entertainment division consists of 41 in-home movie and game entertainment stores, 39 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the in-home movie and game entertainment stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Certain administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision-making process is based on its two product lines.

Reportable operating segment financial information is as follows:

                                                            In-home Movie
                                                               and Game
                                              Retail Food   Entertainment     Total
                                              -----------   -------------   ----------
For the 16 Weeks Ended and as of February 19, 2005:

Net sales                                     $  162,719    $  13,053       $ 175,772
Depreciation and amortization                      4,051        1,506           5,557
Operating profit (a)                               2,274        1,895           4,169
Total assets                                     183,277       15,901         199,178
Capital expenditures                                 810           55             865
In-home movie and game entertainment
   purchases                                         N/A        1,638           1,638

For the 16 Weeks Ended February 21, 2004:

Net sales                                     $  161,283    $  13,926       $ 175,209
Depreciation and amortization                      4,268        1,675           5,943
Operating profit (a)                               2,186        2,356           4,542
Capital expenditures                                 746           30             776
In-home movie and game entertainment
   purchases                                         N/A        1,419           1,419

As of October 30, 2004:

Total assets                                  $  190,200    $  16,207       $ 206,407

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

                   NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued statement 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005 and the change should be reported as a retroactive cumulative effect, with certain exceptions. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creation Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company may elect to repatriate earnings in either fiscal 2005 or fiscal 2006. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company is currently evaluating the impact of the new Act but believes it will not benefit from it.


NOTE 6 -- COMPREHENSIVE INCOME

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The Company's accumulated other comprehensive loss is comprised of an additional minimum pension liability related to the Company's defined benefit plan for the fiscal year ending October 30, 2004. For a discussion of the Company's comprehensive income (loss), see Note 7 -- "Retirement Benefits" section of the Company's Form 10-K for the year ended October 30, 2004 which was filed with the Securities and Exchange Commission on December 23, 2004.


NOTE 7 -- RETIREMENT BENEFITS

The Company has a noncontributory defined benefit plan (the "Retirement Plan") covering substantially all full-time and certain part-time associates. Retirement Plan benefits are based on years of service and a base level of compensation. The Company funds retirement plan costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Retirement Plan assets consist primarily of stocks, bonds and U.S. Government securities. Full vesting for the Retirement Plan occurs upon the completion
	of five years of service. The Company has made approximately $712 in NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 7 -- RETIREMENT BENEFITS (continued)

contributions to its defined benefit pension plan trust during the 16 weeks ended February 19, 2005. During the remainder of its fiscal year ending October 29, 2005, the Company anticipates contributing approximately $3,000 to the trust.

     Net pension cost under the Retirement Plan includes the following components:

                                   For the 16 weeks ended
                                  -------------------------
                                  February 19, February 21,
2005      2004
                                  ------------ ------------
Service cost - benefits
   earned during the period        $ 479         $  433
Interest cost on projected
   benefit obligation                552            506
Expected return on plan
   assets                           (378)          (308)
Net amortization and
   deferrals                          (3)            (3)
Recognized net actuarial
   loss                              128             61
                                  ---------     ---------
   NET PENSION COST                $ 778         $  689
                                  =========     =========

        The Company maintains a Supplemental Executive Retirement Plan (the "SERP"), which is an un-funded plan, for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the SERP and the amount the participant will receive under the Retirement Plan. The pension benefit calculation under the SERP is limited to a total of 20 years employment and is based on a specified percentage of the average annual compensation received for the five highest consecutive years during a participant's last 10 years of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the SERP occurs upon the completion of five years of service. The Company has made approximately $118 in payments to its beneficiaries during the 16 weeks ended February 19, 2005. During the remainder of its fiscal year ended October 29, 2005, the Company currently anticipates paying approximately $287 to the beneficiaries of the plan.
















      NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 7 -- RETIREMENT BENEFITS (continued)

Net pension cost under the SERP includes the following components:

                                   For the 16 weeks ended
                                  -------------------------
                                  February 19, February 21,
                                     2005        2004
                                  ------------ -----------
Service cost - benefits
   earned during the period         $  98        $  98
Interest cost on projected
   benefit obligation                 156          127
Net amortization and
   deferrals                           12            2
 ----------  ----------
   NET PENSION COST                 $ 266        $ 227
                                  ==========  ==========


NOTE 8 -- CONTINGENCIES

      At February 19, 2005, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business, which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


NOTE 9 -- DEBT

On January 28, 2005 the Company's operating subsidiaries agreed to an Amended and Restated Loan and Security Agreement with their lender bank (the "Bank") and NSC agreed to an Amended and Restated Corporate Guarantee. The purpose of this amendment and restatement was to allow for a Term Loan D pursuant to which the Bank agreed to lend the Company up to $45.0 million solely for the purchase of NSC's 10.125% Senior Secured Notes due 2009 (the "Notes") from Noteholders. On January 28, 2005 there were $90.0 million of the Notes outstanding. On the same date NSC launched a modified Dutch Auction (the "Invitation") in which it offered to use $42.0 million to purchase Notes for prices ranging from $715 to $745 per $1,000 of face value of the Notes. The Invitation also provided for Noteholder consent to an amendment to the Indenture under which the Notes were issued in the event that a majority of the Notes outstanding were tendered for purchase by NSC. The purpose of the amendment was to permit NSC to discontinue filing reports with the Securities and Exchange Commission (the "SEC") and discontinue providing such reports to Noteholders. The Invitation was originally scheduled to expire at 5 p.m. New York City time on February 28, 2005 and was subsequently extended to 5 p.m. New York City time on March 7, 2005 (the "Expiration Date").

At the Expiration Date approximately $14.3 million (at face value) of the bonds had been tendered and NSC agreed to purchase them at a clearing price of $745 per $1,000 of face value of the Notes, which resulted in an aggregate purchase price for the Notes tendered of approximately $10.7 million. Expenses
      NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 9 -- DEBT (Continued)

of the transaction including bank commitment and success fees, legal and other costs were approximately $0.9 million and unpaid interest on the tendered Notes through the settlement date (March 10, 2005) was approximately $0.2 million. Consequently, the net gain on the transaction was approximately $2.7 million and borrowing pursuant to Term Loan D was approximately $11.7 million.

On March 9, 2005 NSC, its subsidiaries and the Bank agreed to a First
Amendment to Loan and Security Agreement. Among other matters, including certain restrictions on borrowing under the revolving credit facility once Term Loan D exceeds $30.0 million, one of the provisions of the First Amendment is that the remainder of the $45.0 million available for Term Loan D may be borrowed from time to time until March 6, 2006. The remainder of the funds available for Term Loan D is approximately $33.3 million. The use of all borrowings under Term Loan D continues to be restricted to the purchase of NSC's Notes and related expenses (which are limited in the aggregate to $3.0 million).

A majority of the Notes outstanding were not tendered. Consequently, the Company continues to be required to report to the SEC and to make such reports available to Noteholders.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company operates supermarkets and in-home movie and game entertainment stores in the Caribbean; specifically on the islands of Puerto Rico, St. Thomas and St. Croix, the latter two being part of the group of islands known as the U.S. Virgin Islands. The population in these markets has grown very slowly (i.e.: the 1990 U.S. Census indicated there were approximately 3.5 million people in Puerto Rico and the July 1, 2004 U.S. Census indicated there were approximately 3.9 million people in Puerto Rico).

The Company's strategy for both the supermarkets and the in-home entertainment businesses is to concentrate on improving the value offering in and convenience at its existing locations rather than engaging in an aggressive expansion program. In both businesses this involves a greater variety of goods and services than that offered by competitors. Consequently, from January 2000 through February 19, 2005 the Company's supermarkets have decreased from 50 to 45. This net decrease of 5 stores is the result of closing 6 stores and opening 1 new store. The Company's in-home entertainment stores have decreased from 43 in January of 2000 to 41 as of February 19, 2005. This net decrease of 2 stores is the result of closing 4 stores and opening 2 new stores.

For more detail concerning stores for the period from February 21, 2004 through February 19, 2005 see page 17 of this Form 10-Q. For the detail of activity for the fiscal year of 2001 through the end of fiscal year 2004 see
ITEM 2 - PROPERTIES in the Company's Form 10-K for the 52 weeks ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004.

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

The Company is the only supermarket operator in its markets that has a customer loyalty program that provides special economic benefits to consumers that have chosen to participate in the program. Since its inception in March 2001, these benefits have included special discounts on selected items. In April 2004, the Company relaunched the program under the name Da Gusto Rewards with enhancements to the program to offer additional savings to participants. The additional savings are based on the points earned by the participants during the calendar year. Each year, each participant begins the year with no points. A point is earned for every dollar spent at the Company's supermarkets during the calendar year. Once 600 points have been earned the customer receives a discount on all purchases for the remainder of the calendar year in the department chosen by the participant. The discount is 12% for all departments other than grocery and 6% for grocery. In September of 2004, the Company further enhanced the program to include a second, higher point threshold which allows the customer to choose a second, but different department in which to receive a discount for the remainder of the calendar year. All those customers that achieved the second, higher point threshold during the prior calendar year are automatically qualified to receive a discount in the department of their choice starting on January 1 of the new calendar year. These discounts, when utilized by the consumer-participants, are deducted from gross sales in the accompanying unaudited condensed consolidated financial statements as required by GAAP in the United States. There were approximately 1.3 million loyalty cards issued by the Company as of February 19, 2005.

	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q:

Risk Factors

      Forward Looking Statements

      Statements, other than statements of historical information, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements concerning the Company's anticipated contributions and payments on its deferred compensation plans. These statements are based on Company management's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including but not limited to the Company's substantial indebtedness and high degree of leverage, which continue as a result of the financial restructuring (including limitations on the Company's ability to obtain additional financing and trade credit, to apply operating cash flow for purposes in addition to debt service, to respond to price competition in economic downturns and to dispose of assets pledged to secure such indebtedness or to freely use proceeds of any such dispositions), the Company's limited geographic markets and competitive conditions in the markets in which the Company operates and buying patterns of consumers.

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

 	Geographic Considerations; Regulation

      The Company is concentrated in the densely populated greater San Juan metropolitan area of Puerto Rico and in the U.S. Virgin Islands. As a result, the Company is vulnerable to economic downturns in those regions, as well as natural and other catastrophic events, such as hurricanes and earthquakes that may impact those regions. These events may adversely affect the Company's sales which may lead to lower earnings, or even losses, and may also adversely affect its future growth, expansion, and ability to acquire windstorm insurance coverage. Further, since the Company is concentrated on three islands, opportunities for future store expansion may be limited, which may adversely affect its business and results of operations. Additionally, the Company is subject to governmental regulations (such as import taxes) that impose obligations and restrictions and may increase its costs.




 	Company is Highly Leveraged

The Company has a substantial amount of indebtedness and debt service obligations, which could adversely affect its financial and operational flexibility and increase its vulnerability to adverse conditions. The Company could incur additional indebtedness in the future, including indebtedness that would be secured by its assets. Additionally, the Company's revolving and term loan debt is subject to variable interest rates. If the Company increases its indebtedness, or if there is a substantial increase in interest rates, the related risks that it now faces could intensify. For example, the Company's current level of indebtedness and/or an increase in indebtedness and interest rates could:

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

      Further, as NSC is a holding company, indebtedness at the NSC level is effectively subordinated to indebtedness and other obligations at the operating subsidiary level. See Item 2 MANAGEMENTS' DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in this Form 10-Q and NOTE 5 - DEBT to the consolidated financial statements included in item
15 of the Company's Form 10-K filed with the Securities and Exchange Commission on December 23, 2004.

Market Risk

      In addition to the foregoing, the market price of the Company's debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to the Company's debt securities by third parties and perceptions regarding its ability to pay its obligations on its debt securities.

Critical Accounting Estimates

There have been no material changes in, or in the method of computation of, the Company's critical accounting estimates since the year ended October 30, 2004. For a discussion of the Company's critical accounting estimates see the "Critical Accounting Estimates" section of ITEM 7 of the Company's Form 10-K for the year ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004.




Selected Operating Results
                                          (As a percentage of net sales)

<CAPTION)
                                                   16 WEEKS ENDED
                                             -------------------------
                                             February 19, February 21,
                                                2005          2004
                                             ----------   -----------
Net sales                                        100.0%        100.0%
Gross profit                                      32.6          32.0
Selling, general & administrative expenses        27.6          26.1
Gain on lease amendments                           0.5             -
EBITDA, as defined (1)                             5.5           6.0
Depreciation & amortization                        3.2           3.4
Operating profit                                   2.4           2.6
Loss before income taxes                           0.2           0.1
Net loss                                           0.2           0.1

(1) EBITDA (as defined) represents Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA (as defined) is not intended to replace cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales. The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the Company's liquidity and compliance with its debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

	Following is a reconciliation of Net Loss to EBITDA, as defined (dollars in thousands):

                                                             For the 16 weeks ended
                                                            ------------------------
                                                            February 19, February 21,
                                                               2005          2004
                                                            ------------ ------------
 Net Loss                                                   $     (340)  $     (195)
 Add/(Subtract):
 Income tax expense (benefit)                                        -           15
 Interest and investment income, net                               (15)          (8)
 Interest expense on capital lease obligations                     443          521
 Interest expense on debt                                        4,081        4,209
 Depreciation and amortization                                   5,557        5,943
                                                            ------------ ------------
 EBITDA (as defined)                                        $    9,726   $   10,485
                                                            ============ ============






Results of Operations

      As of February 19, 2005, the Company operated a total of 45 supermarkets and 41 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands. During the 16 weeks ended February 19, 2005, the Company closed a supermarket in Puerto Rico as a result of an agreement between the Company and its landlord in which the Company agreed to close the store and return the premises to the landlord earlier that its original lease termination date and settle an ongoing dispute with the landlord. The history of store openings and closings from February 21, 2004 through the end of the first quarter of the current fiscal year on February 19, 2005, as well as the store composition, is set forth in the following tables:

Stores in operation:
  At February 21, 2004 . . . . . . . . . . . . . . .        88

 Stores closed:
  Puerto Rico - Supermarket                                 1
  Puerto Rico - In-home movie and game entertainment. .     1
                                                        -------
 At February 19, 2005 . . . . . . . . . . .                86
                                                        =======

                                                             February 19,   February 21,
                                                                 2005           2004
                                                             ------------   ------------
  Store Composition at Quarter-End:
     Supermarkets by location:
        Puerto Rico . . . . . . . . . . . . . . .                 40             41
        U.S. Virgin Islands . . . . . . . . . . .                  5              5
                                                               -------        -------
  Subtotal Supermarkets                                           45             46
                                                               =======        =======
    In-home movie and game entertainment stores by location:
       Puerto Rico . . . . . . . . . . . . . . . .                39             40
       U.S. Virgin Islands . . . . . . . . . . . .                 2              2
                                                               -------        -------
  Subtotal In-home movie and game
   entertainment stores                                           41             42
                                                               -------        -------
  Grand Total                                                     86             88
                                                               =======        =======

The following is the summary of total and comparable store sales:

                                         Percentage increase (decrease) in sales
                                       for the 16 weeks ended February 19, 2005 as
                                   compared to the 16 weeks ended February 21, 2004
                                   -----------------------------------------------------

Total Sales                                               0.3 %
                                                       =========
Comparable Stores:

  Retail Food Division                                    1.4 %
                                                       =========
  In-Home Movie and Game Entertainment Division          (5.6)%
                                                       =========

      Total Comparable Store Sales                        0.8 %
                                                       =========

Net sales for the 16 weeks ended February 19, 2005 were $175.8 million, versus $175.2 million for the 16 comparable weeks ended February 21, 2004, an increase of $0.6 million or 0.3%. Same store net sales increased by 0.8%. For the 16 weeks ended February 19, 2005, same store net sales were $174.7 million, versus $173.2 million, for the 16 comparable weeks ended February 21, 2004. "Same stores" are defined as those stores that were open as of the beginning of both periods and remained open through the end of the periods. Same store net sales in the retail food division increased 1.4% from the 16 comparable weeks ended February 21, 2004. The principal factor contributing to the increase in same stores net sales in the retail food division is the positive impact of the Company's Da Gusto rewards program. The Company has also been able to either maintain or improve its in-stock position while certain of its competitors have struggled to do so in the face of transitions in their businesses. The positive impact of these factors are offset somewhat by continued growth in competition. In-home movie and game entertainment division same store net sales decreased 5.6%, from the 16 comparable weeks ended February 21, 2004, primarily due to a decline in rental revenue. However, same store net sales for the most recent eight weeks of the quarter (eight weeks ended February 19, 2005) have produced positive results. Same store net sales for these eight weeks increased by 2.6% over the comparable period of the prior year. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time, whereas VHS tapes had generally been released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's and tapes are simultaneously released for rental and sale resulting in lower sell-through prices and a negative impact on rental from selling the DVDs or tapes. These sell-through offering and pricing practices accelerate consumer interest in the DVD format, but also increase competition from mass merchant retailers.

Gross profit increased for the 16 weeks ended February 19, 2005 by $1.1 million to $57.3 million, from $56.2 million for the 16 weeks ended February 21, 2004. Approximately $0.2 million of the increase in gross profit was a result of the increase in net sales. The remaining $0.9 million increase was a result of the increase in the rate of gross profit. For the 16 weeks ended February 19, 2005, the rate of gross profit increased by 0.6% to 32.6% from 32.0% for the comparable period of the prior year. The improvement in the rate of gross profit is primarily a result of the change in the mix of sales in the retail food division, compared to the 16 weeks ended February 21, 2004, to items with a higher rate of gross margin. This was offset somewhat by a reduction in the gross profit rate in the in-home movie and game entertainment division for the 16 weeks ended February 19, 2005 versus the comparable period of the prior year as a result of the decline in rental revenue, which has a higher rate of gross profit than product revenue.

      Selling, general and administrative expenses were $48.5 million for the first quarter (16 weeks) ended February 19, 2005 versus $45.7 million for the 16 comparable weeks ended February 21, 2004, an increase of $2.8 million. One of the primary reasons for this increase relates to increases in fuel prices which have led to an increase in electric costs totaling approximately $0.7 million, despite the Company's positive efforts in reducing electricity consumption. Additionally, the Company has experienced an increase in administrative costs in order to improve the operations, merchandising and product procurement functions of its Retail Food Division. Since the end of the second quarter of the prior year, the Retail Food Division has filled several key management positions in these departments. Additionally, the Company has hired consultants in its Retail Food Division to help execute the Company's strategy in reducing energy consumption and improving its merchandising and procurement functions in order to achieve increased sales, an improvement in its rate of gross profit, and an improvement in working capital.

      The 16 weeks ended February 19, 2005, include a gain of approximately $0.9 million, net of related expenses, as a result of amending a certain store's lease. The amendment to the Puerto Rico supermarket lease involved an agreement to close the store earlier than the original lease termination date and return the property back to the landlord, both of which occurred prior to February 19, 2005. The Company had previously recorded a gain of approximately $0.7 million, net of expenses, during the fourth quarter of the fiscal year ended October 30, 2004. For more details, refer to the Company's Form 10-K for the 52 weeks ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004.
Depreciation and amortization was $5.6 million for the first quarter
(16 weeks) ended February 19, 2005 versus $5.9 million for the 16 comparable weeks ended February 21, 2004, a decrease of $0.3 million.

      Interest expense, net of interest income, decreased by $0.2 million between the first quarter (16 weeks) ended February 19, 2005 and the 16 comparable weeks ended February 21, 2004. The primary reason for the decline in interest expense is a reduction in the average principal borrowings on both the Company's revolver and term loans. Revolver borrowings are made, as needed, in order to fund the Company's operating and working capital needs, while the principal on term loans is reduced each month as the Company makes equal principal payments in accordance with the term loan agreement.

      The effective tax rate for the first quarter (16 weeks) ended February 19, 2005 was 0.0% versus (8.3%) for the 16 comparable weeks ended February 21, 2004. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income (Loss) Before Income Taxes, pretax income for income tax return reporting purposes and valuation allowances established against deferred tax assets for which it is more likely than not that a tax benefit will not be realized.

      The Company recorded net loss, before income taxes, of $0.3 million for the first quarter (16 weeks) ended February 19, 2005, versus net loss, before income taxes of $0.2 million for the 16 comparable weeks ended February 21, 2004, an increase of $0.1 million. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

Liquidity and Capital Resources

      NSC has no operations of its own, and its only asset is its equity interest in Pueblo International, LLC ("Pueblo") and inter-company notes issued to NSC by this subsidiary. NSC has no source of cash to meet its obligations, including its obligations under the New 10.125% Senior Secured Notes ("New Notes"), other than payments by its subsidiary on such inter-company notes. The inter-company notes are subordinated to the obligations of the subsidiary under the May 2003 Bank Agreement and to the trade creditors of Pueblo International, LLC. Certain restrictive covenants in the May 2003 Bank Agreement impose limitations on the declaration or payment of dividends by NSC. Additionally, dividend payments by Pueblo to NSC are restricted under the terms of the May 2003 Bank Agreement. The May 2003 Bank Agreement, however, provides that so long as no default or event of default (as defined in the May 2003 Bank Agreement) exists, or would exist as a result, and certain other conditions are satisfied, Pueblo is permitted to pay its inter-company interest on its inter-company notes payable to NSC in accordance with the terms thereof.

On January 28, 2005 the Company's operating subsidiaries agreed to an Amended and Restated Loan and Security Agreement with their lender bank (the "Bank") and NSC agreed to an Amended and Restated Corporate Guarantee. The purpose of this amendment and restatement was to allow for a Term Loan D pursuant to which the Bank agreed to lend the Company up to $45.0 million solely for the purchase of NSC's 10.125% Senior Secured Notes due 2009 (the "Notes") from Noteholders. On January 28, 2005 there were $90.0 million of the Notes outstanding. On the same date NSC launched a modified Dutch Auction (the "Invitation") in which it offered to use $42.0 million to purchase Notes for prices ranging from $715 to $745 per $1,000 of face value of the Notes. The Invitation also provided for Noteholder consent to an amendment to the Indenture under which the Notes were issued in the event that a majority of the Notes outstanding were tendered for purchase by NSC. The purpose of the amendment was to permit NSC to discontinue filing reports with the Securities and Exchange Commission (the "SEC") and discontinue providing such reports to Noteholders. The Invitation was originally scheduled to expire at 5 p.m. New York City time on February 28, 2005 and was subsequently extended to 5 p.m. New York City time on March 7, 2005 (the "Expiration Date").


At the Expiration Date approximately $14.3 million (at face value) of the bonds had been tendered and NSC agreed to purchase them at a clearing price of $745 per $1,000 of face value of the Notes, which resulted in an aggregate purchase price for the Notes tendered of approximately $10.7 million. Expenses of the transaction including bank commitment and success fees, legal and other costs were approximately $0.9 million and unpaid interest on the tendered Notes through the settlement date (March 10, 2005) was approximately $0.2 million. Consequently, the net gain on the transaction was approximately $2.7 million and borrowing pursuant to Term Loan D was approximately $11.7 million.

On March 9, 2005 NSC, its subsidiaries and the Bank agreed to a First
Amendment to Loan and Security Agreement. Among other matters, including certain restrictions on borrowing under the revolving credit facility once Term Loan D exceeds $30.0 million, one of the provisions of the First Amendment is that the remainder of the $45.0 million available for Term Loan D may be borrowed from time to time until March 6, 2006. The remainder of the funds available for Term Loan D is approximately $33.3 million. The use of all borrowings under Term Loan D continues to be restricted to the purchase of NSC's Notes and related expenses (which are limited in the aggregate to $3.0 million).

A majority of the Notes outstanding were not tendered. Consequently, the Company continues to be required to report to the SEC and to make such reports available to Noteholders.

      As to cash provided or used during the first quarter (16 weeks) ended February 19, 2005, the following pertains:

      Net cash provided by operating activities for the quarter (16 weeks) ended February 19, 2005 was approximately $5.0 million versus approximately $2.0 million for the comparable 16 weeks ended February 21, 2004. The primary reasons for the $3.0 million increase in cash provided by operating activities are a difference in amount of interest paid on the new 10.125% Senior Secured Notes and the impact of the payment of restructuring costs. When the Company emerged from bankruptcy, the first interest payment on the 10.125% Senior Secured Notes was due in February of 2004. The accrued amount of $3.7 million as of November 1, 2003 included interest from June 1, 2003 through November 1, 2003. All succeeding interest payments are due on August 1 and February 1 of each year. Consequently, the amount accrued as of October 30, 2004 included interest from August 2, 2004 through October 30, 2004, or $2.3 million. Additionally, restructuring costs totaling approximately $1.7 million, which had been accrued as of November 1, 2003, were paid during the 16 weeks ended February 21, 2004. No such payments were made during the 16 weeks ended February 19, 2005.

      Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $0.9 million for the first quarter (16 weeks) ended February 19, 2005 versus $0.8 million for the 16 comparable weeks ended February 21, 2004.

      The cash used for financing activities increased from approximately
$1.8 million for the 16 weeks ended February 21, 2004 to $5.2 million for the 16 weeks ended February 19, 2005. The primary reason for this $3.4 million increase is due to the Company paying down approximately $3.0 million more of the borrowings under its revolver during the 16 weeks ended February 19, 2005 versus the comparable period of the prior year. The Company had been able to accomplish this increase in revolver repayments through its management of working capital. The remaining $0.4 million increase is due to the Company making one more payment on its term loans during the 16 weeks ended February 19, 2005 versus the comparable period of the prior year due to the way the fiscal periods fell. These payments are made in equal installments on the first of each calendar month. As of February 19, 2005, after giving affect to cash borrowings of approximately $10.4 million and outstanding letters of credit of approximately $2.4 million the amount available to be borrowed under the revolving credit facility was approximately $9.1 million.


      Working capital deficit was $15.9 million as of February 19, 2005, an improvement of $1.8 million from the $17.7 million working capital deficit as of October 30, 2004, producing a current ratio of 0.82:1 as of February 19, 2005, versus 0.81:1 as of October 30, 2004. The improvement in the working capital deficit is a result of normal fluctuations in the components of working capital during this period of the year, such as the Company's February 1 interest payment on its 10.125% senior secured debt, payment of the Company's annual property insurance premium, and the payment of certain benefits pertaining to and accrued through the end of the prior fiscal year. Additionally, the Company has made improvements in its management of other components of working capital, such as inventory and accounts payable.
Current liabilities include the liability for cash borrowed under the revolving credit facility, as the terms of the facility effectively require the balance fluctuate daily and availability is based on inventory levels. Since the facility was funded on June 5, 2003, cash borrowings have fluctuated from a high of $18.0 million to a low of $0.7 million. The total balance outstanding is not expected to be repaid in full in the current period.

Off-Balance Sheet Arrangements

      At February 19, 2005, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

      In accordance with the Securities and Exchange Commission's regulation 17 CFR 228, 229 and 249, release 33-8182, the Company has not had any material changes in contractual obligations from those presented in ITEM 7 of the Company's Form 10-K for the year ended on October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004.

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

99.1 FIRST AMENDMENT TO LOAN AND SECURITY AGREEMENT

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUTRITIONAL SOURCING CORPORATION


Dated: April 5, 2005            /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer