Form 10-Q
period 2005-05-14
NUTRITIONAL SOURCING CORP
filed 2005-06-13
CIK 906307

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                   For the quarterly period ended May 14, 2005

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

      Indicate by check mark whether the registrant has filed all documents and Reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. YES X NO ___

      Number of shares of the Registrant's Common Stock, $ .10 par value, outstanding as of June 13, 2005 -- 200.

















INDEX

                           PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------
Condensed Consolidated Balance Sheets (Unaudited) -
            May 14, 2005 and October 30, 2004 . . . . . . . . . . . . .    3-4

Condensed Consolidated Statements of Operations (Unaudited) -
            Twelve and twenty-eight weeks ended May 14, 2005
            and May 15, 2004 . . . . . . . . . . . . . . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows (Unaudited)-
            Twenty-eight weeks ended May 14, 2005 and May 15, 2004 . . .     6

Notes to Condensed Consolidated Financial Statements (Unaudited) . . . .  7-13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 13-23

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .    23

ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    23

                              PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .    24




























CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


                                                        (Unaudited)
                                            --------------------------------
                                                May 14,          October 30,
                                                 2005               2004
                                            -------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $  1,836          $    1,917
   Accounts receivable, net of allowance for
    doubtful accounts of $137 at May 14,
    2005 and $148 at October 30, 2004            2,906               2,671
   Inventories                                  44,826              49,300
   Prepaid expenses                             12,906               9,973
   Deferred income taxes                        12,655              12,655
                                              ---------           ---------
   TOTAL CURRENT ASSETS                         75,129              76,516
                                              ---------           ---------

PROPERTY AND EQUIPMENT
   Land and improvements                         6,428               6,426
   Buildings and improvements                   45,836              45,763
   Furniture, fixtures and equipment           104,449             105,240
   Leasehold improvements                       43,389              43,742
   Construction in progress                      1,815                 839
                                             ---------            ---------
                                               201,917             202,010
   Less accumulated depreciation
      and amortization                         135,532             130,574
                                             ---------            ---------
                                                66,385              71,436
   Property under capital leases, net            8,997               9,306
                                             ---------            ---------
   TOTAL PROPERTY AND EQUIPMENT                 75,382              80,742

GOODWILL                                         5,621               5,621
DEFERRED INCOME TAX                              1,800               1,800
TRADE NAMES                                     26,574              26,574
DEFERRED CHARGES AND OTHER ASSETS               14,134              15,154
                                             ---------            ---------
   TOTAL ASSETS                              $ 198,640           $ 206,407
                                             =========            =========









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.





CONDENSED CONSOLIDATED BALANCE SHEETS
                  NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                      (Dollars in thousands, except share data)

                                                          (Unaudited)
                                              --------------------------------
                                                  May 14,         October 30,
                                                   2005              2004
                                              -------------      -------------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Revolving credit facility                    $ 13,409          $   14,051
   Current portion term loans                      4,982               4,200
   Accounts payable                               41,694              41,847
   Accrued interest                                2,377               2,546
   Accrued expenses                               20,681              19,964
   Salaries, wages and benefits payable            9,336              11,033
   Current obligations under capital leases          537                 553
                                               -----------        -----------
   TOTAL CURRENT LIABILITIES                      93,016              94,194

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                 9,650               9,955
LONG-TERM DEBT - TERM LOANS, net of
   current portion                                43,573              35,200
NOTES PAYABLE                                     75,699              90,000
RESERVE FOR SELF-INSURANCE CLAIMS                  4,377               4,530
DEFERRED INCOME TAXES                             18,292              18,292
OTHER LIABILITIES AND DEFERRED CREDITS            28,082              28,323
                                               -----------        -----------

   TOTAL LIABILITIES                             272,689             280,494

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDER'S DEFICIT
   Common stock, $.10 par value; 200 shares
      authorized and issued                            -                   -
   Additional paid-in capital                    106,500             106,500
   Accumulated deficit                          (178,025)           (178,063)
   Accumulated other comprehensive loss           (2,524)             (2,524)
                                              -----------         -----------
   TOTAL STOCKHOLDER'S DEFICIT                   (74,049)            (74,087)
                                              -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT    $ 198,640          $  206,407
                                              ===========         ===========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.







CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                                (Dollars in thousands)


                                                                   (Unaudited)
                                                  12 weeks ended               28 weeks ended
                                             ------------------------     -----------------------
                                                May 14,     May 15,         May 14,      May 15,
                                                 2005        2004            2005         2004
                                             -----------   ----------     -----------  ----------
Net sales                                      $120,673      $123,625       $296,445    $298,834
Cost of goods sold                               81,019        82,302        199,451     201,357
                                             -----------   -----------     -----------  ---------
   GROSS PROFIT                                  39,654        41,323         96,994      97,477

OPERATING EXPENSES
Selling, general and administrative expenses     34,155        35,101         82,644      80,770
Gain on lease amendments                              -          (400)          (875)       (400)
Depreciation and amortization                     4,334         4,492          9,891      10,435
                                             -----------   -----------     -----------  ---------
   OPERATING PROFIT                               1,165         2,130          5,334       6,672


Interest expense on debt                         (3,168)       (3,234)        (7,249)     (7,443)
Interest expense on capital lease obligations      (350)         (375)          (793)       (896)
Interest and investment income, net                  13             8             28          16
Gain on early extinguishment of debt              2,718             -          2,718           -
                                             -----------   -----------     -----------  ---------
   INCOME (LOSS) BEFORE INCOME TAXES                378        (1,471)            38      (1,651)

Income tax expense                                    -            81              -          96
                                             -----------   -----------     -----------  ---------

   NET INCOME (LOSS)                                378      $ (1,552)       $    38    $ (1,747)
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







                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                                                                               (Unaudited)
                                                                                       28 weeks ended
                                                                             -------------------------------
                                                                                 May 14,           May 15,
                                                                                  2005              2004
                                                                             -------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                $      38         $  (1,747)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Gain on early extinguishment of debt                             (2,718)                -
         Depreciation and amortization of property and equipment           7,030             7,439
         Amortization of intangible and other assets                       2,861             2,996
         Provision for deferred income taxes                                   -               472
         Gain on disposal of property and equipment, net                     (18)               (3)
      Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                             (235)               15
            Inventories                                                    2,213             2,797
            Prepaid expenses                                              (2,933)           (5,327)
            Other assets                                                     420                36
           Increase (decrease) in:
            Accounts payable, accrued expenses and accrued interest          395            (5,010)
            Salaries, wages and benefits payable                          (1,697)              277
            Other liabilities and deferred credits and
              reserve for self-insurance claims                             (394)             (696)
                                                                     -------------     -------------
       Net cash provided by operating activities                           4,962             1,249
                                                                     -------------     -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (1,670)           (1,515)
      Proceeds from disposal of property and equipment                        18                 3
									-------------     -------------
      Net cash used in investing activities                               (1,652)           (1,512)
                                                                     -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                        (321)             (341)
     Purchase of 10.125% Senior Secured Notes due 2009                   (11,583)                -
     (Repayments) borrowings under May 2003 Bank Credit Facility            (642)            5,867
     New term loan borrowings                                             11,736                 -
     Repayments on term loans                                             (2,581)           (2,100)
                                                                     -------------     -------------
      Net cash (used in) provided by financing activities                 (3,391)            3,426
                                                                     -------------     -------------
  Net (decrease) increase in cash and cash equivalents                       (81)            3,163

  Cash and cash equivalents at beginning of period                         1,917               651
                                                                     -------------     -------------
  Cash and cash equivalents at end of period                          $    1,836       $     3,814
                                                                     =============     =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                              $7,814           $8,864
    Income taxes                                                          $ (349)          $ (474)
  Reorganization items                                                  $    -           $1,731






                     The accompanying notes are an integral part of these
                    condensed consolidated financial statements





NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Nutritional Sourcing Corporation ("NSC"), and its wholly owned subsidiaries (the "Company"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. The Company's fiscal year ends on the Saturday closest to October 31. Interim operating results for the 12 and 28 weeks ended May 14, 2005 and May 15, 2004 are not necessarily indicative of results that may be expected for the full fiscal years. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 30, 2004. With respect to the unaudited condensed consolidated financial statements for the 12 and 28 weeks ended May 14, 2005 and May 15, 2004, it is the opinion of the management of the Company that all adjustments necessary to present a fair statement of the results for such interim periods have been included. Such adjustments were of a normal and recurring nature. Inter-company accounts and transactions are eliminated in consolidation.


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


NOTE 3 -- GOODWILL AND TRADE NAMES

In accordance with Statements of Financial Accounting Standards ("SFAS")
No. 142, "Goodwill and Other Intangible Assets", goodwill and trade names are not amortized as a recurring charge to earnings but are tested, annually, for impairment. There has not been a change in the Company's goodwill and trade names balances during the periods covered by these unaudited condensed consolidated financial statements, (see NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES in the Company's Form 10-K for the 52 weeks ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004 for more details concerning the Company's goodwill and trade names).












       NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Dollars in thousands)


NOTE 4 -- DISCLOSURE OF OPERATING SEGMENTS

      The Company has two primary operating and reporting segments: the retail food division and the in-home movie and game entertainment division. The retail food division is headquartered in Puerto Rico, and consists of 45 supermarkets, 40 of which are in Puerto Rico and 5 of which are in the U.S. Virgin Islands. During the 28 weeks ended May 14, 2005, the Company closed a supermarket in Puerto Rico as a result of an agreement between the Company and its landlord in which the Company agreed to close the store and return the premises to the landlord earlier than its original lease termination date and settle an ongoing dispute with the landlord. The in-home movie and game entertainment division consists of 41 in-home movie and game entertainment stores, 39 of which are in Puerto Rico and 2 of which are in the U.S. Virgin Islands. Most of the in-home movie and game entertainment stores are adjacent to or a separate section within one of the Company's retail food supermarkets. Certain administrative support functions are located in Florida. Although the Company maintains data by geographic location, its segment decision-making process is based on its two product lines.

Reportable operating segment financial information is as follows:

                                                            In-home Movie
                                                               and Game
                                              Retail Food   Entertainment     Total
                                              -----------   -------------   ----------
For the 28 Weeks Ended and as of May 14, 2005:

Net sales                                     $ 276,103     $  20,342       $ 296,445
Depreciation and amortization                     7,127         2,764           9,891
Operating profit (a)                              2,928         2,406           5,334
Total assets                                    182,991        15,649         198,640
Capital expenditures                              1,535           135           1,670
In-home movie and game entertainment
   purchases                                        N/A         2,443           2,443

For the 28 Weeks Ended May 15, 2004:

Net sales                                     $  276,601    $  22,233       $ 298,834
Depreciation and amortization                      7,404        3,031          10,435
Operating profit (a)                               3,393        3,279           6,672
Capital expenditures                               1,455           60           1,515
In-home movie and game entertainment
   purchases                                         N/A        2,634           2,634

As of October 30, 2004:

Total assets                                  $  190,200    $  16,207       $ 206,407

      Because the Retail Food and In-Home Movie and Game Entertainment Divisions are not segregated by corporate entity, the operating segment amounts shown above do not represent totals for any subsidiary of the Company. All overhead expenses including depreciation on assets of administrative departments are allocated to operations. Amounts shown in the total column above correspond to amounts in the consolidated financial statements.

 (a) See Management's Discussion and Analysis for discussions of gross profit and selling, general and administrative expenses.


                   NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards 154 "Accounting Changes and Error Corrections"("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. The accompanying unaudited condensed consolidated financial statements do not have any accounting changes or error corrections.

On March 30, 2005, the Financial Accounting Standards Board (FASB), issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is currently evaluating the impact of the new interpretation, but does not believe it will have a material impact on its condensed consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creation Act (the "Act")allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, it allows companies additional time beyond the enactment date to evaluate the effects of the provision on its plan for investment or repatriation of unremitted foreign earnings. The Company has evaluated the new Act and believes it will not benefit from it.


NOTE 6 -- COMPREHENSIVE INCOME

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders' equity. The Company's accumulated other comprehensive loss is comprised of an additional minimum pension liability related to the Company's defined benefit plan for the fiscal year ending October 30, 2004. For a discussion of the Company's comprehensive income (loss), see Note 7 -- "Retirement Benefits" section of the Company's Form 10-K for the year ended October 30, 2004 which was filed with the Securities and Exchange Commission on December 23, 2004. The accumulated other comprehensive loss has not changed during the 28 weeks ended May 14, 2005.


NOTE 7 -- RETIREMENT BENEFITS

The Company has a noncontributory defined benefit plan (the "Retirement Plan") covering substantially all full-time and certain part-time associates. Retirement Plan benefits are based on years of service and a base level of compensation. The Company funds retirement plan costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Retirement Plan assets consist primarily of stocks, bonds and U.S. Government securities. Full vesting for the Retirement Plan occurs upon the completion of five years of service. The Company has made approximately $1,659 in

     NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 7 -- RETIREMENT BENEFITS (continued)

contributions to its defined benefit pension plan trust during the 28 weeks ended May 14, 2005. During the remainder of its fiscal year ending October 29, 2005, the Company anticipates contributing approximately $2,053 to the trust.

     Net pension cost under the Retirement Plan includes the following components:

                                   For the 12 weeks ended   For the 28 weeks ended
                                  ----------------------   ----------------------
                                    May 14,     May 15,      May 14,     May 15,
                                     2005        2004         2005        2004
                                  ----------  ----------   ----------  ----------
Service cost - benefits
   earned during the period        $   358     $   325        $  837     $   758
Interest cost on projected
   benefit obligation                  413         378           965         884
Expected return on plan
   assets                             (282)       (229)         (660)       (537)
Net amortization and
   deferrals                            (1)          -            (4)         (3)
Recognized net actuarial
   loss                          		95          46           223         107
                                  ---------   ---------     ---------   ----------
   NET PENSION COST                $   583     $   520       $ 1,361     $ 1,209
                                  =========   =========     =========   ==========

        The Company maintains a Supplemental Executive Retirement Plan (the "SERP"), which is an un-funded plan, for its officers under which the Company will pay, from general corporate funds, a supplemental pension equal to the difference between the annual amount of pension calculated under the SERP and the amount the participant will receive under the Retirement Plan. The pension benefit calculation under the SERP is limited to a total of 20 years employment and is based on a specified percentage of the average annual compensation received for the five highest consecutive years during a participant's last 10 years of service, reduced by the participant's annual Retirement Plan and social security benefits. Full vesting for the SERP occurs upon the completion of five years of service. The Company has made approximately $197 in payments to its beneficiaries during the 28 weeks ended May 14, 2005. During the remainder of its fiscal year ended October 29, 2005, the Company currently anticipates paying approximately $208 to the beneficiaries of the plan.
















      NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 7 -- RETIREMENT BENEFITS (continued)

Net pension cost under the SERP includes the following components:

                                  For the 12 weeks ended   For the 28 weeks ended
                                  ----------------------   ----------------------
                                    May 14,     May 15,      May 14,     May 15,
                                     2005        2004         2005        2004
                                  ----------  ----------   ----------  ----------
Service cost - benefits
   earned during the period        $    73     $    73       $  171    $   171
Interest cost on projected
   benefit obligation                  116          95          272        222
Net amortization and
   deferrals                             9           1           21          3
 ----------  ----------   ----------  ----------
   NET PENSION COST                $   198     $   169       $  464    $   396
                                  ==========  ==========   ==========  ==========


NOTE 8 -- CONTINGENCIES

      At May 14, 2005, the Company was party to a number of legal proceedings involving claims for money damages arising in the ordinary course of conducting its business, which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings which are not deemed material. It is not possible to determine the ultimate outcome of these matters however, management is of the opinion that the final resolution of any threatened or pending litigation at such date is not likely to have a material adverse effect on the financial position or results of operations of the Company.


NOTE 9 -- DEBT

On January 28, 2005 the Company's operating subsidiaries agreed to an Amended and Restated Loan and Security Agreement with their lender bank (the "Bank") and NSC agreed to an Amended and Restated Corporate Guarantee. The purpose of this amendment and restatement was to allow for a Term Loan D pursuant to which the Bank agreed to lend the Company up to $45.0 million solely for the purchase of NSC's 10.125% Senior Secured Notes due 2009 (the "Notes") from Noteholders. On January 28, 2005 there were $90.0 million of the Notes outstanding. On the same date NSC launched a tender offer (the "Invitation") in which it offered to use $42.0 million to purchase Notes for prices ranging from $715 to $745 per $1,000 of face value of the Notes. The Invitation also provided for Noteholder consent to an amendment to the Indenture under which the Notes were issued in the event that a majority of the Notes outstanding were tendered for purchase by NSC. The purpose of the amendment was to permit NSC to discontinue filing reports with the Securities and Exchange Commission (the "SEC") and discontinue providing such reports to Noteholders. The Invitation was originally scheduled to expire at 5 p.m. New York City time on February 28, 2005 and was subsequently extended to 5 p.m. New York City time on March 7, 2005 (the "Expiration Date").

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

On March 9, 2005, NSC, its subsidiaries and the Bank agreed to a First Amendment to Loan and Security Agreement among other matters, including certain restrictions on borrowing under the revolving credit facility once Term Loan D exceeds $30.0 million, one of the provisions of the First Amendment is that the remainder of the $45.0 million available for Term Loan D may be borrowed from time to time until March 6, 2006. The use of all borrowings under Term Loan D continues to be restricted to the purchase of NSC's Notes and related expenses (which are limited in the aggregate to $3.0 million).

A majority of the Notes outstanding were not tendered. Consequently, the Company continues to be required to report to the SEC and to make such reports available to Noteholders.

      On May 17, 2005, NSC, announced the commencement of a new tender offer (the "Invitation") for its outstanding 10.125% Senior Secured Notes due 2009 (the "Notes"). The maximum amount available to the Company to fund the purchase of the notes is $31,540,000; as a consequence, the Company will accept for purchase less than all of the outstanding Notes. The Invitation will expire at 5:00 p.m., New York City time, on June 15, 2005, unless extended.

      The Company is offering to purchase the Notes for cash, at the purchase price indicated in the schedule of prices (the "Pricing Schedule") included in the Invitation, upon terms and conditions specified in the Invitation. The Invitation is attached to the Company's Form 8-K, filed with the SEC on May 17, 2005.

      To the extent acceptance of all offers at the price would cause the aggregate purchase price (excluding accrued interest) to exceed $31,540,000, the Company will allocate its acceptance of offers at the Price among all such offers on a pro rata basis with holders of notes being tendered in denominations under $1,000 being given priority.

      The offer stipulates that each Noteholder tendering Notes will be deemed to have consented to an amendment to the indenture under which the Notes were issued. The amendment will permit the Company to discontinue its reporting to the Securities and Exchange Commission. However, the proposed amendment does require that the Company provide Noteholders with financial statements and a management discussion and analysis of operations on a quarterly and annual basis. The amendment will not become effective unless a majority of the Notes are purchased under the invitation, but if effective will bind all Noteholders. A majority in principal amount of the notes outstanding and not owned by an affiliate is $37,595,555.51. No separate fee will be paid for the consent.

      Funding for the tender offer is being provided under the Company's amended and restated Senior Credit Facility with Westernbank of Puerto Rico.








      NUTRITIONAL SOURCING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              (Dollars in thousands)


NOTE 10 -- INCOME TAXES

      In NOTE 7 - INCOME TAXES - to the Company's consolidated financial statements included in its annual report to the SEC on Form 10-K for the 52 weeks ended October 30, 2004 the Company disclosed that the Treasury Department of the Government of Puerto Rico is auditing the Company's operating subsidiaries' tax years that ended January 1999 and 2000 for compliance with the various income tax and excise tax laws of the Commonwealth of Puerto Rico. At that time the Treasury Department had asserted, preliminarily, the disallowance of certain deductions and the assessment of certain excise taxes that would, if sustained, result in charging the subsidiaries a total of $6.6 million in a combination of additional taxes and related interest. Since that time the Treasury Department of Puerto Rico has updated its preliminary findings to disallow the deferral of certain income associated with the insurance proceeds the subsidiaries received as a result of a hurricane that damaged many of the operating subsidiaries' locations. Consequently, the Treasury Department of Puerto Rico is currently asserting disallowances and additional assessments that would, if sustained, result in charging the subsidiaries additional taxes and interest totaling approximately $12.8 million.

      The Company believes it has complied with the various tax laws and regulations involved and the likelihood of paying these additional taxes and related interest is remote. However, the ultimate outcome and any related amount due are not determinable at this time. Consequently, no provision for this preliminary assertion has been made in the accompanying unaudited condensed consolidated financial statements.


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

The Company's strategy for both the supermarkets and the in-home entertainment businesses is to concentrate on improving the value offering in and convenience at its existing locations rather than engaging in an aggressive expansion program. In both businesses this involves a greater variety of goods and services than that offered by competitors. Consequently, from January 2000 through May 14, 2005 the Company's supermarkets have decreased from 50 to 45. This net decrease of 5 stores is the result of closing 6 stores and opening 1 new store. The Company's in-home entertainment stores have decreased from 43 in January of 2000 to 41 as of May 14, 2005. This net decrease of 2 stores is the result of closing 4 stores and opening 2 new stores.

For more detail concerning stores for the period from May 15, 2004 through May 14, 2005 see page 18 of this Form 10-Q. For the detail of activity for the fiscal year of 2001 through the end of fiscal year 2004 see
ITEM 2 - PROPERTIES in the Company's Form 10-K for the 52 weeks ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004.

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

The Company is the only supermarket operator in its markets that has a customer loyalty program that provides special economic benefits to consumers that have chosen to participate in the program. Since its inception in March 2001, these benefits have included special discounts on selected items. In April 2004, the Company relaunched the program under the name Da Gusto Rewards with enhancements to the program to offer additional savings to participants. The additional savings are based on the points earned by the participants during the calendar year. Each year, each participant begins the year with no points. A point is earned for every dollar spent at the Company's supermarkets during the calendar year. Once 600 points have been earned the customer receives a discount on all purchases for the remainder of the calendar year in the department chosen by the participant. The discount is 12% for all departments other than grocery and 6% for grocery. In September of 2004, the Company further enhanced the program to include a second, higher point threshold which allows the customer to choose a second, but different department in which to receive a discount for the remainder of the calendar year. All those customers that achieved the second, higher point threshold during the prior calendar year are automatically qualified to receive a discount in the department of their choice starting on January 1 of the new calendar year. These discounts, when utilized by the consumer-participants, are deducted from gross sales in the accompanying unaudited condensed consolidated financial statements as required by GAAP in the United States. There were approximately 1.1 million loyalty cards issued by the Company as of May 14, 2005.

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

Market Risk

      In addition to the foregoing, the market price of the Company's debt securities may be significantly affected by changes in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to the Company's debt securities by third parties and perceptions regarding its ability to pay its obligations on its debt securities.

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


Selected Operating Results
                                              (As a percentage of sales)

<CAPTION)
                                                 12 WEEKS ENDED               28 WEEKS ENDED
                                            -------------------------    -------------------------
                                               May 14,      May 15,          May 14,      May 15,
                                                2005         2004             2005         2004
                                            ------------  -----------    -------------  ----------
Gross profit                                    32.9%         33.4%          32.7%          32.6%
Selling, general & administrative expenses      28.3          28.4           27.9           27.0
Gain on lease settlements                        0.0           0.3            0.3            0.1
EBITDA, as defined (1)                           4.6           5.4            5.1            5.7
Depreciation & amortization                      3.6           3.6            3.3            3.5
Operating profit                                 1.0           1.7            1.8            2.2
Income (loss) before income taxes                0.3          (1.2)           0.0           (0.6)
Net income (loss)                                0.3          (1.3)           0.0           (0.6)


(1)	EBITDA (as defined) represents Earnings Before Interest, Taxes,
Depreciation, Amortization and the gain from early extinguishment of debt. EBITDA (as defined) is not intended to replace cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA (as defined) is included as it is the basis upon which the Company assesses its financial performance. EBITDA (as defined) margin represents EBITDA (as defined) divided by net sales. The bank credit facility and the indenture underlying NSC's publicly issued debt contain various financial covenants. Some of these covenants are based on EBITDA. Consequently, EBITDA is disclosed and discussed as management believes it is an important means by which to measure the Company's liquidity and compliance with its debt covenants, and it is a measure by which management monitors operating results. Furthermore, EBITDA is used, in part, to determine incentive compensation for management.

   Following is a reconciliation of Net Income (loss) to EBITDA, as defined (dollars in thousands):

                                               For the 12 weeks ended   For the 28 weeks ended
                                               ----------------------   ----------------------
                                                 May 14,     May 15,      May 14,     May 15,
                                                  2005        2004         2005        2004
                                               ----------  ----------   ----------  ----------
Net income (loss)                              $   378     $(1,552)     $    38     $  (1,747)
Add/(Subtract):
 Income tax expense                                  -          81            -            96
 Interest and investment income, net               (13)         (8)         (28)          (16)
 Interest expense on capital lease obligations     350         375          793           896
 Interest expense on debt                        3,168       3,234        7,249         7,443
 Depreciation and amortization                   4,334       4,492        9,891        10,435
 Gain on early extinguishment of debt           (2,718)          -       (2,718)            -
                                               ----------  ----------   ----------  ----------
 EBITDA (as defined)                           $ 5,499     $ 6,622      $15,225     $  17,107
                                               ==========  ==========   ==========  ==========

Results of Operations

      As of May 14, 2005, the Company operated a total of 45 supermarkets and 41 in-home movie and game entertainment locations in Puerto Rico and the U.S. Virgin Islands. During the 28 weeks ended May 14, 2005, the Company closed a supermarket in Puerto Rico as a result of an agreement between the Company and its landlord in which the Company agreed to close the store and return the premises to the landlord earlier that its original lease termination date and settle an ongoing dispute with the landlord. The history of store openings and closings from May 15, 2004 through the end of the second quarter of the current fiscal year on May 14, 2005, as well as the store composition, is set forth in the following tables:

Stores in operation:
  At May 15, 2004  . . . . . . . . . . . . . . . . .        88

 Stores closed:
  Puerto Rico - Supermarket                                 1
  Puerto Rico - In-home movie and game entertainment. .     1
                                                        -------
 At May 14, 2005 . . . . . . . . . . . . .                 86
                                                        =======

                                                                May 14,        May 15,
                                                                 2005           2004
                                                             ------------   ------------
  Store Composition at Quarter-End:
     Supermarkets by location:
        Puerto Rico . . . . . . . . . . . . . . .                 40             41
        U.S. Virgin Islands . . . . . . . . . . .                  5              5
                                                               -------        -------
  Subtotal Supermarkets                                           45             46
                                                               =======        =======
    In-home movie and game entertainment stores by location:
       Puerto Rico . . . . . . . . . . . . . . . .                39             40
       U.S. Virgin Islands . . . . . . . . . . . .                 2              2
                                                               -------        -------
  Subtotal In-home movie and game
   entertainment stores                                           41             42
                                                               -------        -------
  Grand Total                                                     86             88
                                                               =======        =======

The following is the summary of total and comparable store sales:

                                        Percentage increase (decrease) in sales
                                       for the 12 and 28 weeks ended May 14, 2005, as
                                   compared to the 12 and 28 weeks ended May 15, 2004
                                   --------------------------------------------------
                                            12 Weeks Ended         28 Weeks Ended
                                          ------------------     -------------------
Total Sales                                      (2.4) %                (0.8)  %
                                             =========               =========
Comparable Stores:

  Retail Food Division                           (0.5) %                 0.6   %
                                             =========               =========
    In-home Movie and Game
  Entertainment Division 			    (11.6) %                (8.1)  %
                                             =========               =========

      Total Comparable Store Sales               (1.3) %                 0.0   %
                                             =========               =========

Net sales for the 12 and 28 weeks ended May 14, 2005 were $120.7 million and $296.4 million, respectively, versus $123.6 million and $298.8 million for the 12 and 28 weeks ended May 15, 2004, decreases of $2.9 million and $2.4 million or 2.4% and 0.8%, respectively. For the 12 and 28 weeks ended May
14, 2005, same store net sales were $120.7 million and $295.4 million, respectively, versus $122.2 million and $295.5 million, respectively for the 12 and 28 comparable weeks ended May 15, 2004. Same store net sales in the retail food division increased 0.6% from the 28 comparable weeks ended May 15, 2004. The principal factor contributing to the increase in same stores net sales in the retail food division for the 28 weeks ended May 14, 2005, is the positive impact of the Company's Da Gusto rewards program. The Company has also been able to either maintain or improve its in-stock position while certain of its competitors have struggled to do so in the face of transitions in their businesses. The positive impact of these factors are offset somewhat by continued growth in competition. Competition during the 12 weeks ended May 14, 2005 continued to intensify as many retailers lowered prices in order to improve market share. This increase in the intensity of competition is the primary reason for the 0.5% decrease in same store net sales in the retail food division from the 12 comparable weeks ended May 15, 2004. In-home movie and game entertainment division same store net sales decreased by $1.0 million and $1.7 million, respectively, from the 12 and 28 comparable weeks ended May 15, 2004, decreases of 11.6% and 8.1%, respectively. Same store rental revenue accounted for approximately $0.8 million and $1.6 million, respectively, of the decreases in same store net sales for the 12 and 28 comparable weeks. As the popularity of DVD's has increased over the past several years, so has competition in this industry. This is because DVD titles are primarily released for rental and sale at the same time, whereas VHS tapes had generally been released for rental prior to being released for sale allowing the Company to benefit from a "rental window". Currently, substantially all DVD's and tapes are simultaneously released for rental and sale resulting in lower sell-through prices and a negative impact on rental from selling the DVDs or tapes. These sell-through offerings and pricing practices accelerate consumer interest in the DVD format, but also increase competition from mass merchant retailers.

Gross profit decreased for the 12 and 28 weeks ended May 14, 2005 by $1.6 million and $0.5 million, respectively, to $39.7 million and $97.0 million, respectively, from $41.3 million and $97.5 million for the 12 and 28 weeks ended May 15, 2004. The rate of gross profit (as a percentage of sales), for the 12 and 28 weeks ended May 14, 2005 was 32.9% and 32.7%, respectively, compared to 33.4% and 32.6%, respectively, for the 12 and 28 weeks ended May 15, 2004, a decrease of 0.5% for the 12 comparable weeks and an increase of 0.1%, for the 28 comparable weeks. The decrease in the rate of gross profit for the 12 weeks ended May 14, 2005 is a result of the increased pricing pressures in the retail food division mentioned in the previous paragraph and the decline in rental revenue, which has a higher rate of gross profit than product revenue, in the Company's in-home movie and game entertainment division. The improvement in the rate of gross profit for the 28 weeks ended May 14, 2005 is primarily a result of the change in the mix of sales in the retail food division, compared to the 28 weeks ended May 15, 2004, to items with a higher rate of gross profit. This was offset somewhat by the reductions in the gross profit rate for the most recent 12 weeks mentioned above.

Selling, general and administrative expenses were $34.2 million and $82.6 million, respectively, for the 12 and 28 weeks ended May 14, 2005 compared to $35.1 million and $80.8 million, respectively, for the 12 and 28 weeks ended May 15, 2004, a decrease of $0.9 million for the 12 comparable weeks and an increase of 1.8 million for the 28 comparable weeks. One of the primary reasons for the increase for the 28 comparable weeks relates to increases in fuel prices which have led to an increase in electric costs totaling approximately $1.3 million, despite the Company's successful efforts in reducing electricity consumption. Additionally, the Company has experienced an increase in administrative costs in order to improve the operations, merchandising and product procurement functions of its Retail Food Division. Since the end of the second quarter of the prior year, the Retail Food Division has filled several key management positions in these departments. Additionally, the Company has hired consultants in its Retail Food Division to help execute the Company's strategy in reducing energy consumption and improving its merchandising and procurement functions in order to achieve increased sales, an improvement in its rate of gross profit, and an improvement in working capital. The above increases also impacted the 12 comparable weeks, although to a lesser degree, and were offset by a large reduction in advertising expense during the comparable 12 weeks, resulting in the $0.9 million reduction in selling, general and administrative expenses for the 12 weeks ended May 14, 2005 versus the 12 comparable weeks.

The 28 weeks ended May 14, 2005, include a gain of approximately $0.9 million, net of related expenses, as a result of amending a certain store's lease. The amendment to the Puerto Rico supermarket lease involved an agreement to close the store earlier than the original lease termination date and return the property back to the landlord, both of which occurred prior to February 19, 2005. The Company had previously recorded a gain of approximately $0.7 million, net of expenses, during the fourth quarter of the fiscal year ended October 30, 2004. The 12 and 28 weeks ended May 15, 2004 included a gain $0.4 million related to an amendment to a supermarket lease that involved returning to the landlord land the Company was leasing under the lease but not using and allowing the landlord to develop a different parcel of land at the shopping center that heretofore had been undeveloped. Under the amendment, the landlord paid the Company $0.4 million for the right to develop the undeveloped land. For more details, refer to the Company's Form 10-K for the 52 weeks ended October 30, 2004, which was filed with the Securities and Exchange Commission on December 23, 2004.

Depreciation and amortization was $4.3 million and $9.9 million, respectively, for the 12 and 28 weeks ended May 14, 2005 compared to $4.5 million and $10.4 million for the 12 and 28 weeks ended May 15, 2004, decreases of $0.2 million and $0.5 million, respectively.

Interest expense, net of interest income, decreased by $0.1 million and $0.3 million between the 12 and 28 weeks ended May 14, 2005 and the comparable period of the prior year, primarily as a result of a reduction in the average principal borrowings on both the Company's revolver and term loans. Revolver borrowings are made, as needed, in order to fund the Company's operating and working capital needs, while the principal on term loans is reduced each month as the Company makes equal principal payments in accordance with the term loan agreement.

During the 12 and 28 weeks ended May 14, 2005, the Company recorded a $2.7 million gain from the early extinguishment of debt. This resulted from the purchase of approximately $14.3 million (at face value) of the Company's Senior Secured Notes due 2009 at a clearing price of $745 per $1,000 of face value. The aggregate purchase price was approximately $10.7 million and expenses of the transaction including bank commitment and success fees, legal and other costs were approximately $0.9 million.

      The effective tax rate for both the 12 and 28 weeks ended May 14, 2005 was 0.0%, compared to (5.5)% and (5.8)%, respectively for the comparable 12 and 28 weeks ended May 15, 2004. Variances in the effective tax rates were primarily due to the relationship of items of permanent difference between Income (Loss) Before Income Taxes, pretax income for income tax return reporting purposes and valuation allowances established against deferred tax assets for which it is more likely than not that a tax benefit will not be realized.

      The Company recorded net income, for the 12 and 28 weeks ended May 14, 2005 of $0.4 million and $0.0 million, respectively, versus a net loss of $1.6 million and $1.7 million for the comparable 12 and 28 weeks of the prior year, respectively, improvements of $2.0 million and $1.7 million, respectively. The preceding paragraphs in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS discuss the reasons for the variances.

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

On January 28, 2005 the Company's operating subsidiaries agreed to an Amended and Restated Loan and Security Agreement with their lender bank (the "Bank") and NSC agreed to an Amended and Restated Corporate Guarantee. The purpose of this amendment and restatement was to allow for a Term Loan D pursuant to which the Bank agreed to lend the Company up to $45.0 million solely for the purchase of NSC's 10.125% Senior Secured Notes due 2009 (the "Notes") from Noteholders. On January 28, 2005 there were $90.0 million of the Notes outstanding. On the same date NSC launched a tender offer (the "Invitation") in which it offered to use $42.0 million to purchase Notes for prices ranging from $715 to $745 per $1,000 of face value of the Notes. The Invitation also provided for Noteholder consent to an amendment to the Indenture under which the Notes were issued in the event that a majority of the Notes outstanding were tendered for purchase by NSC. The purpose of the amendment was to permit NSC to discontinue filing reports with the Securities and Exchange Commission (the "SEC") and discontinue providing such reports to Noteholders. The Invitation was originally scheduled to expire at 5 p.m. New York City time on February 28, 2005 and was subsequently extended to 5 p.m. New York City time on March 7, 2005 (the "Expiration Date").

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

On March 9, 2005 NSC, its subsidiaries and the Bank agreed to a First
Amendment to Loan and Security Agreement Among other matters, including certain restrictions on borrowing under the revolving credit facility once Term Loan D exceeds $30.0 million, one of the provisions of the First Amendment is that the remainder of the $45.0 million available for Term Loan D may be borrowed from time to time until March 6, 2006. The use of all borrowings under Term Loan D continues to be restricted to the purchase of NSC's Notes and related expenses (which are limited in the aggregate to $3.0 million).

A majority of the Notes outstanding were not tendered. Consequently, the Company continues to be required to report to the SEC and to make such reports available to Noteholders.

On May 17, 2005, NSC, announced the commencement of a new tender offer
(the "Invitation") for its outstanding 10.125% Senior Secured Notes due 2009 (the "Notes"). The maximum amount available to the Company to fund the purchase of the notes is $31,540,000; as a consequence, the Company will accept for purchase less than all of the outstanding Notes.

      The Company is offering to purchase the Notes for cash, at the purchase price indicated in the schedule of prices (the "Pricing Schedule") included in the Invitation, upon terms and conditions specified in the Invitation.

      To the extent acceptance of all offers at the price would cause the aggregate purchase price (excluding accrued interest) to exceed $31,540,000, the Company will allocate its acceptance of offers at the Price among all such offers on a pro rata basis with holders of notes being tendered in denominations under $1,000 being given priority.

      The offer stipulates that each Noteholder tendering Notes will be deemed to have consented to an amendment to the indenture under which the Notes were issued. The amendment will permit the Company to discontinue its reporting to the Securities and Exchange Commission. However, the proposed amendment does require that the Company provide Noteholders with financial statements and a management discussion and analysis of operations on a quarterly and annual basis. The amendment will not become effective unless a majority of the Notes are purchased under the invitation, but if effective will bind all Noteholders. A majority in principal amount of the notes outstanding and not owned by an affiliate is $37,595,555.51. No separate fee will be paid for the consent.

      Funding for the tender offer is being provided under the Company's amended and restated Senior Credit Facility with Westernbank of Puerto Rico.

As to cash provided or used during the 28 weeks ended May 14, 2005, the following pertains:

      Net cash provided by operating activities for the 28 weeks ended May 14, 2005 was approximately $5.0 million versus approximately $1.2 million for the comparable 28 weeks ended May 15, 2004. The primary reasons for the $3.8 million increase in cash provided by operating activities are a difference in amount of interest paid on the new 10.125% Senior Secured Notes and the impact of the payment of restructuring costs. When the Company emerged from bankruptcy, the first interest payment on the 10.125% Senior Secured Notes was due in February of 2004. The accrued amount of $3.7 million as of November 1, 2003 included interest from June 1, 2003 through November 1, 2003. All succeeding interest payments are due on August 1 and February 1 of each year. Consequently, the amount accrued as of October 30, 2004 included interest from August 2, 2004 through October 30, 2004, or $2.3 million. Additionally, restructuring costs totaling approximately $1.7 million, which had been accrued as of November 1, 2003, were paid during the 28 weeks ended May 15, 2004. No such payments were made during the 28 weeks ended May 14, 2005. The remaining increase can be attributed to an improvement in the management of working capital.

      Net cash used in investing activities for purchases of property and equipment, net of proceeds on sales of property and equipment, was $1.7 million for the 28 weeks ended May 14, 2005 versus $1.5 million for the 28 comparable weeks ended May 15, 2004.

The cash used in financing activities was approximately $3.4 million for the 28 weeks ended May 15, 2004 compared to cash provided by financing activities of $3.4 million for the 28 weeks ended May 14, 2005, an increase in cash used for financing activities of $6.8 million. The primary reason for this $6.8 million increase is due to the Company paying down approximately $6.5 million more of the borrowings under its revolver during the 28 weeks ended May 14, 2005 versus the comparable period of the prior year. The Company has had to borrow less under its revolver this year due to a decrease in cash needed for operating activities, as previously mentioned. The remaining $0.3 million increase is primarily due to the Company making one more payment on its term loans during the 28 weeks ended May 14, 2005 versus the comparable period of the prior year due to the way the fiscal periods fell. These payments are made in equal installments on the first of each calendar month. As of May 14, 2005, after giving effect to cash borrowings of approximately $13.4 million and outstanding letters of credit of approximately $2.4 million the amount available to be borrowed under the revolving credit facility was approximately $5.9 million.

      Working capital deficit was $17.9 million as of May 14, 2005, an increase of $0.2 million from the $17.7 million working capital deficit as of October 30, 2004, producing a current ratio of 0.81:1 as of both May 14, 2005 and October 30, 2004. The increase in the working capital deficit is a result of the additional term loan borrowed in connection with the Company's tender offer, see Note - 9 DEBT of this Form 10-Q for further details. Current liabilities include the liability for cash borrowed under the revolving credit facility, as the terms of the facility effectively require the balance fluctuate daily and availability is based on inventory levels. Since the facility was funded on June 5, 2003, cash borrowings have fluctuated from a high of $18.0 million to a low of $0.7 million. The total balance outstanding is not expected to be repaid in full in the current period. Additionally, the Company believes it has made improvements in its management of other components of working capital, such as inventory and accounts payable.

Off-Balance Sheet Arrangements

      At May 14, 2005, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

                                NUTRITIONAL SOURCING CORPORATION


Dated: June 13, 2005            /s/ Daniel J. O'Leary
                                -----------------------------
                                Daniel J. O'Leary,
                                Executive Vice President
                                and Chief Financial Officer